Form 10-Q
period 2017-03-31
Gores Holdings II, Inc.
filed 2017-05-09
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

Commission File Number: 001‑37979

GORES HOLDINGS II, INC.

(Exact name of registrant as specified in its Charter)

Delaware	81‑3563824
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9800 Wilshire Blvd.
Beverly Hills, CA	90212
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☒  NO ☐

The registrant was not a public company as of June 30, 2016 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of May 8, 2017, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS II, INC.

CONDENSED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,236,089		$3,185
Deferred offering costs	—		414,606
Receivable - related party	—		436
Prepaid Assets	274,474		—
Total current assets	1,510,563		418,227
Investments and cash held in Trust Account	400,335,394		—
Total assets	$401,845,957		$418,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$431,965		$282,436
State franchise tax accrual	—		1,750
Notes and advances payable – related party	—		150,000
Total current liabilities	431,965		434,186
Deferred underwriting compensation	14,000,000		—
Total liabilities	14,431,965	—	434,186

Commitments and Contingencies:
Class A subject to possible redemption, 38,241,399 (at redemption value of $10.00 per share)	382,413,990		—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—		—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,758,601 shares issued and outstanding (excluding 38,241,399 shares subject to possible redemption)	176		—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000		25,000
Additional paid-in-capital	4,888,188		—
Deficit accumulated	110,638		(40,959)

Total stockholders’ equity	5,000,002		(15,959)

Total liabilities and stockholders’ equity	$401,845,957		$418,227

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2017

(Unaudited)

Revenues	$—
Professional fees and other expenses	(139,970)
State franchise taxes, other than income tax	(45,000)
Net loss from operations	(184,970)
Other income - Interest income	336,567
Net Income attributable to common shares	$151,597

Net Income per ordinary share:
Class A ordinary shares - basic and diluted	$0.01
Class F ordinary shares - basic and diluted	$(0.00)

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2017

(Unaudited)

	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Beginning Balance at January 1, 2017	-	-	10,781,250	1,078	$23,922	$(40,959)	$(15,959)
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	-	-
Proceeds from initial public offering of Units on January 19, 2017 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on January 19, 2017 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(721,646)	-	(721,646)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,241,399 shares at a redemption price of $10.00	(38,241,399)	(3,824)	-	-	(382,410,166)	-	(382,413,990)
Net income	-	-	-	-	-	151,597	151,597
Balance at March 31, 2017	1,758,601	$176	10,000,000	$1,000	$4,888,188	$110,638	$5,000,002

See accompanying notes to the unaudited, condensed, interim financial statements

GORES HOLDINGS II, INC.

STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2017

(Unaudited)

Cash flows from operating activities:
Net Income	$151,597
Changes in receivable - related party	436
Changes in state franchise tax accrual	(1,750)
Changes in prepaid assets	(274,475)
Changes in deferred offering costs	414,606
Changes in accrued expenses, formation and offering costs	(231,141)
Net cash provided by operating activities	59,273

Cash flows from investing activities:
Cash deposited in Trust Account	(400,000,000)
Interest reinvested in Trust Account	(335,394)
Net cash used in investing activities	(400,335,394)

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	10,000,000
Repayment of notes and advances payable – related party	(150,000)
Payment of underwriters’ discounts and commissions	(8,000,000)
Payment of accrued offering costs	(340,975)
Net cash provided by financing activities	401,509,025

Increase in cash	1,232,904
Cash at beginning of period	3,185

Cash at end of period	$1,236,089

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000
Offering costs included in accrued expenses	$380,670

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS II, INC.

NOTES TO THE UNAUDITED, CONDENSED, INTERIM FINANCIAL STATEMENTS

1.       Organization and Business Operations

Organization and General

Gores Holdings II, Inc. (the “Company”) was incorporated in Delaware on August 15, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s management has broad discretion with respect to the Business Combination. The Company’s Sponsor is Gores Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

At March 31, 2017, the Company had not commenced any operations. All activity for the period from August 15, 2016 (inception) through March 31, 2017 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on January 19, 2017 (the “Public Offering Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

The Company intends to finance a Business Combination with the net proceeds from its $400,000,000 Public Offering and its sale of $10,000,000 of Private Placement Warrants.

Upon the closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180)days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of March 31, 2017, the Trust Account consisted of cash and treasury bills compliant with Rule 2a‑7.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

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

As a result of the foregoing redemption provisions, the public shares of common stock will be recorded at the redemption amount and classified as temporary equity, in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”) in subsequent periods.

The Company will have 24 months from the Public Offering Closing Date to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of  common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2017 and the results of operations and cash flows for the period presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 30, 2017 and the notes thereto included the current report Form 8-K dated January 19, 2017 by the Company with the SEC.

Net Loss Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net loss per common stock is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At March 31, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period. The table below presents a reconciliation of the numerator and denominator used to complute basic and dulited net loss per share for each class of common stock:

	For the Three Months Ended March 31, 2017
	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net income/(loss)	$197,396	$(45,800)

Denominator:
Weighted-average shares outstanding	31,912,000	10,500,313
Basic and diluted net loss per share	$0.01	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution and the Trust Account, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340‑10‑S99‑1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at March 31, 2017 and December 31, 2016, offering costs totaling approximately $22,721,646 and $414,606 respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of class A common stocks sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, at March 31, 2017, 38,241,399 of the 40,000,000 public shares are classified outside of permanent equity at its redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2017.

The Company may be subject to potential examination by U.S. federal, states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws.

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

Trust Account

At March 31, 2017, the Company had $400,335,394 in the Trust Account which may be utilized for Business Combinations. At March 31, 2017, the Trust Account consisted of both cash and treasury bills.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering, subject to the requirements of law and stock exchange rules.

Recently Adopted Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014‑10 to Topic 915, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in ASU No. 2014‑10 simplify the accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs, by eliminating the requirement for development stage entities to present inception-to-date information in the statements of operations, cash flows and stockholders’ equity. The adoption of ASU No. 2014‑10 did not have a significant impact on the financial statements.

The Company adopted FASB Accounting Standards Update No. 2014‑15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures. The adoption of this guidance did not have a significant impact on the financial statements.

In November 2016, the FASB issued ASU No. 2016‑17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted this guidance effective December 31, 2016 on a retrospective basis, the impact of which was not significant to the financial statements.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the Public Offering. In addition if the Company fails to complete its Business Combination by January 19, 2019, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

In addition, at March 31, 2017 and December 31, 2016, the Company had current liabilities of $431,965 and $434,186, respectively, and working capital of $1,078,598 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after March 31, 2017 and amounts are continuing to accrue.

3.       Public Offering

Public Units

On January 19, 2017, the Company sold 40,000,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable Class A common stock purchase warrant (the “Warrants”). Each Whole Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the closing of the Public Offering and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,000,000) of the per Unit offering price to the underwriter at the closing of the Public Offering, with an additional fee (the “Deferred Discount”) of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

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

Sponsor Loan

On August 19, 2016, the Sponsor loaned the Company an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on January 11, 2017, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the Public Offering (collectively, the “Notes”). These Notes were non-interest bearing and payable on the earlier of January 31, 2017 or the completion of the Public Offering. These Notes were repaid in full upon the completion of the Public Offering.

Administrative Services Agreement

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2017 and 2016 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and a full valuation allowance.

The deferred tax assets and liabilities as of March 31, 2017 consist of net operating losses and unrealized gains.  The Company has a net operating loss of approximately $191,691 as of March 31, 2017. The Company’s net operating losses will expire beginning 2036.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, projections of the proportion of income earned and taxed in various jurisdictions, permanent and temporary differences, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended March 31, 2017. As of March 31, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof..

7.       Investments and cash held in Trust

As of March 31, 2017, investment securities in the Company’s Trust Account consist of $400,333,840 in United States Treasury Bills and $1,553 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

8.       Fair Value Measurement

The Company complies with FASB ASC 820, Fair Value Measurements, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. ASC 820 determines fair value to be the price that would be received to sell an asset or would be paid to transfer a liability (i.e., the exit price) in an orderly transaction between market participants at the measurement date.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	March 31,	Active Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	400,335,394	400,335,394	—	—
Total	$400,335,394	$400,335,394	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At March 31, 2017, there were 40,000,000 shares of Class A common stock (inclusive of the 38,241,399 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At March 31, 2017, there were no shares of preferred stock issued and outstanding.

10.       Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the condensed financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

Cautionary note regarding forward-looking statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated on August 15, 2016 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on January 19, 2017. As of March 31, 2017, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

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

Results of Operations

For the three months ended March 31, 2017, we had net income of $151,597. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 19, 2019. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at March 31, 2017, we had approximately $1,236,000 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On January 19, 2017, we consummated our Public Offering of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. On the Public Offering Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,100,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the closing of our Public Offering. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay our franchise and income taxes.

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

As of March 31, 2017 and December 31, 2016, we had cash held outside of the Trust Account of approximately $1,236,000 and $3,000, respectively, which is available to fund our working capital requirements.

At March 31, 2017 and December 31, 2016, the Company had current liabilities of $431,965 and $434,186 and working capital of $1,078,598 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2017 and amounts are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at March 31, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

As of March 31, 2017 and December 31, 2016, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The

Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Offering costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340‑10‑S99‑1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, at March 31, 2017 and December 31, 2016, offering costs totaling approximately $22,721,646 and $414,606, respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

Redeemable Common Stock

All of the 40,000,000 shares of Class A common stock sold as part of the Units in our Public Offering contain a redemption feature which allows for the redemption of such shares in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our Business Combination and in connection with certain amendments to our charter. In accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), redemption provisions not solely within our control require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although we did not specify a maximum redemption threshold, our charter provides that the Company will not redeem our public shares in an amount that would cause our net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against accumulated deficit.

Accordingly, at March 31, 2017, 38,241,399 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

Net loss per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net loss per common stock is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At March 31, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

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

Recent accounting pronouncements

The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014‑10 to Topic 915, which eliminated certain financial reporting requirements of companies previously identified as “Development Stage Entities” (Topic 915). The amendments in ASU No. 2014‑10 simplify the accounting guidance by removing all incremental financial reporting requirements for development stage entities. The amendments also reduce data maintenance and, for those entities subject to audit, audit costs, by eliminating the requirement for development stage entities to present inception-to-date information in the statements of operations, cash flows and stockholders’ equity. The adoption of ASU No. 2014‑10 did not have a significant impact on the financial statements.

In November 2016, the FASB issued ASU No. 2016‑17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted this guidance effective December 31, 2016 on a retrospective basis, the impact of which was not significant to the financial statements.

The Company adopted FASB Accounting Standards Update No. 2014‑15, which provided guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures.

As of March 31, 2017, the Company’s financial statements have been presented to conform to the reporting and disclosure requirements of the above standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the three months ended March 31, 2017 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination. As of March 31, 2017, $400,335,394 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. As of March 31, 2017, investment securities in the Company’s Trust Account consist of $400,333,840 and in United States Treasury Bills and $1,553 in cash. As of March 31, 2017, the effective annualized interest rate payable on our investments was approximately 0.47%.

We have not engaged in any hedging activities during the three months ended March 31, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10‑K filed with the SEC on March 30, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10‑Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K filed on March 30, 2017 with the SEC, however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Prior to the Public Offering Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds, before expenses, of $10,000,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our Public Offering, except that the Private Placement Warrants may be net cash settled and are not redeemable so long as they are held by our Sponsor or its permitted transferees. If the Private Placement Warrants are held by holders other than our Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the Warrants.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

On January 12, 2017, our registration statement on Form S‑1 (File No. 333‑215033) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 40,000,000 Units at an offering price to the public of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of its over-allotment option, generating gross proceeds of $400,000,000.

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

Through March 31, 2017, we incurred approximately $8,721,646 for costs and expenses related to the Public Offering. At the closing of the Public Offering, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 12, 2017 which was filed with the SEC.

Our Sponsor, executive officers and directors have agreed, and our amended and restated certificate of incorporation provides, that we will have only 24 months from the Public Offering Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24‑month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in our Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

As of March 31, 2017, after giving effect to our Public Offering and our operations subsequent thereto, approximately $400,335,394 was held in the Trust Account, and we had approximately $1,236,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K filed with the SEC on January 19, 2017).

3.2	By Laws (incorporated by reference to Exhibit 3.3 filed with the Form S‑1 filed by the Registrant on December 9, 2016).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed with the Form S‑1 filed by the Registrant on December 9, 2016).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S‑1 filed by the Registrant on December 9, 2016).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S‑1 filed by the Registrant on December 9, 2016).

4.4

Warrant Agreement, dated January 12, 2017, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8‑K filed with the SEC on January 19, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS II, INC.

Date: May 8, 2017	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)