Form 10-Q
period 2017-06-30
Gores Holdings II, Inc.
filed 2017-08-04
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☒  NO ☐

The registrant was not a public company as of June 30, 2016 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of August 4, 2017, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS II, INC.

CONDENSED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,082,494	$3,185
Deferred offering costs	—	414,606
Receivable - related party	—	436
Prepaid Assets	254,952	—
Total current assets	1,337,446	418,227
Investments and cash held in Trust Account	401,061,237	—
Total assets	$402,398,683	$418,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$420,510	$282,436
State franchise tax accrual	22,238	1,750
Notes and advances payable – related party	—	150,000
Total current liabilities	442,748	434,186
Deferred underwriting compensation	14,000,000	—
Total liabilities	14,442,748	434,186

Commitments and Contingencies:
Class A subject to possible redemption, 38,295,593 and -0- shares at June 30, 2017 and December 31, 2016, respectively (at redemption value of $10 per share)	382,955,930	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,704,407 and -0- shares issued and outstanding (excluding 38,295,593 and -0- shares subject to possible redemption) at June 30, 2017 and December, 31, 2016, respectively	170	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	25,000
Additional paid-in-capital	4,346,254	—
Deficit accumulated	652,581	(40,959)

Total stockholders’ equity	5,000,005	(15,959)

Total liabilities and stockholders’ equity	$402,398,683	$418,227

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF OPERATIONS

For the Three and Six Months Ended June 30, 2017

(Unaudited)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2017	2017
Revenues	$—	$—
Professional fees and other expenses	(140,899)	(280,870)
State franchise taxes, other than income tax	(45,000)	(90,000)
Net loss from operations	(185,899)	(370,870)
Other income - Interest income	727,843	1,064,410
Net Income attributable to common shares	$541,944	$693,540

Net Income/(Loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.01	$0.02
Class F ordinary shares - basic and diluted	$(0.00)	$(0.01)

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2017

(Unaudited)

	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity
Beginning Balance at January 1, 2017	-	-	10,781,250	1,078	$23,922	$(40,959)	$(15,959)
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	-	-
Proceeds from initial public offering of Units on January 19, 2017 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on January 19, 2017 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriters discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(721,646)	-	(721,646)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,295,593 shares at a redemption price of $10.00	(38,295,593)	(3,830)	-	-	(382,952,100)	-	(382,955,930)
Net income	-	-	-	-	-	693,540	693,540
Balance at June 30, 2017	1,704,407	$170	10,000,000	$1,000	$4,346,254	$652,581	$5,000,005

See accompanying notes to the unaudited, condensed, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2017

(Unaudited)

Six Months
Ended June 30,
Cash flows from operating activities:	2017
Net Income	$693,540
Changes in receivable - related party	436
Changes in state franchise tax accrual	20,488
Changes in prepaid assets	(254,952)
Changes in deferred offering costs	414,606
Changes in accrued expenses, formation and offering costs	138,074
Net cash provided by operating activities	1,012,192

Cash flows from investing activities:
Cash deposited in Trust Account	(400,000,000)
Interest reinvested in Trust Account	(1,061,237)
Net cash used in investing activities	(401,061,237)

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	10,000,000
Repayment of notes and advances payable – related party	(150,000)
Payment of underwriters’ discounts and commissions	(8,000,000)
Payment of accrued offering costs	(721,646)
Net cash provided by financing activities	401,128,354

Increase in cash	1,079,309
Cash at beginning of period	3,185

Cash at end of period	$1,082,494

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000
Offering costs included in accrued expenses	$380,670

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

At June 30, 2017, the Company had not commenced any operations. All activity for the period from August 15, 2016 (inception) through June 30, 2017 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on January 19, 2017 (the “Public Offering Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

The Company intends to finance a Business Combination with the net proceeds from its $400,000,000 Public Offering and its sale of $10,000,000 of Private Placement Warrants.

Upon the Public Offering Closing Date and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2017, the Trust Account consisted of cash and treasury bills compliant with Rule 2a‑7.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the Public Offering Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the Public Offering Closing Date, subject to the requirements of law and stock exchange rules.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2017 and the results of operations and cash flows for the period presented. Operating results for the six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 30, 2017 and the notes thereto included the current report Form 8-K dated January 19, 2017 by the Company filed with the SEC.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net income/(loss) per common stock is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to complute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2017		For the Six Months Ended June 30, 2017
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$579,124	$(37,180)	$775,725	$(82,185)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	36,000,000	10,247,422
Basic and diluted net income/(loss) per share	$0.01	$(0.00)	$0.02	$(0.01)

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

Offering Costs

The Company complies with the requirements of the ASC 340‑10‑S99‑1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at June 30, 2017 and December 31, 2016, offering costs totaling approximately $22,721,646 and $414,606 respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

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

Accordingly, at June 30, 2017, 38,295,593 of the 40,000,000 public shares are classified outside of permanent equity at its redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2017.

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

Investments and Cash Held in Trust Account

At June 30, 2017, the Company had $401,061,237 in the Trust Account which may be utilized for Business Combinations. At June 30, 2017, the Trust Account consisted of both cash and treasury bills.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the Public Offering Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the Public Offering Closing Date, subject to the requirements of law and stock exchange rules.

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

In addition, at June 30, 2017 and December 31, 2016, the Company had current liabilities of $442,748 and $434,186, respectively, and working capital of $894,698 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2017 and amounts are continuing to accrue.

3.       Public Offering

Public Units

On January 19, 2017, the Company sold 40,000,000 units at a price of $10.00 per unit (the “Units”), including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value, and one-third of one redeemable Class A common stock purchase warrant (the “Warrants”). Each Whole Warrant entitles the holder to purchase one share of Class A common stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from the Public Offering Closing Date and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,000,000) of the per Unit offering price to the underwriter at the Public Offering Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes a Business Combination.

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

For the period commencing January 12, 2017 through June 30, 2017 the Company has paid the affiliate $112,258.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the six months ended June 30, 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes and a full valuation allowance.

The deferred tax assets and liabilities at June 30, 2017 consist of net operating income and unrealized gains.  The Company has a net operating income of approximately $103,857 at June 30, 2017.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2017. At June 30, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

At June 30, 2017, investment securities in the Company’s Trust Account consist of $401,060,760 in United States Treasury Bills and $477 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	401,061,237	401,061,237	—	—
Total	$401,061,237	$401,061,237	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2017, there were 40,000,000 shares of Class A common stock (inclusive of the 38,295,593 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2017, there were no shares of preferred stock issued and outstanding.

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

Overview

We are a blank check company incorporated on August 15, 2016 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on January 19, 2017. At June 30, 2017, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

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

Results of Operations

For the three months ended June 30, 2017, we had net income of $541,944. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 19, 2019. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at June 30, 2017, we had approximately $1,082,000 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

On January 19, 2017, we consummated our Public Offering of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. On the Public Offering Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants, each exercisable to purchase one share of Common Stock at $11.50 per share, to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon consummation of the Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,100,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the Public Offering Closing Date. Interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay our franchise and income taxes.

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

As of June 30, 2017 and December 31, 2016, we had cash held outside of the Trust Account of approximately $1,082,000 and $3,000, respectively, which is available to fund our working capital requirements.

At June 30, 2017 and December 31, 2016, the Company had current liabilities of $442,748 and $434,186 and working capital of $894,698 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2017 and amounts are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

At June 30, 2017 and December 31, 2016, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,000,000) was paid at the Public Offering Closing Date, and 3.5% ($14,000,000) was deferred. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

Offering costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340‑10‑S99‑1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, at June 30, 2017 and December 31, 2016, offering costs totaling approximately $22,721,646 and $414,606, respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

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

Accordingly, at June 30, 2017, 38,295,593 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

Net loss per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net loss per common stock is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net loss per common share is the same as basic net loss per common share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2017 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for a Business Combination. At June 30, 2017, $401,061,237 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At June 30, 2017, investment securities in the Company’s Trust Account consist of $401,060,760 and in United States Treasury Bills and $477 in cash. At June 30, 2017, the effective annualized interest rate payable on our investments was approximately 0.73%.

We have not engaged in any hedging activities during the six months ended June 30, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On August 19, 2016, our Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On February 27, 2017, following the expiration of the unexercised portion of the underwriter’s over-allotment option, our Sponsor forfeited 781,250 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares upon the completion of our Public Offering. Our Public Offering was consummated on January 19, 2017.

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

Through June 30, 2017, we incurred approximately $8,721,646 for costs and expenses related to the Public Offering. At the Public Offering Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 12, 2017 which was filed with the SEC.

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

At June 30, 2017, after giving effect to our Public Offering and our operations subsequent thereto, approximately $401,061,237 was held in the Trust Account, and we had approximately $1,082,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings II, Inc.for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income,  (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS II, INC.

Date: August 4, 2017	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)