Form 10-Q
period 2017-09-30
Gores Holdings II, Inc.
filed 2017-11-06
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 6, 2017, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS II, INC.

BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$626,193	$3,185
Deferred offering costs	—	414,606
Receivable - related party	—	436
Prepaid assets	201,005	—
Total current assets	827,198	418,227
Investments and cash held in Trust Account	402,042,193	—
Total assets	$402,869,391	$418,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$42,301	$282,436
State franchise tax accrual	67,237	1,750
Notes and advances payable – related party	—	150,000
Total current liabilities	109,538	434,186
Deferred underwriting compensation	14,000,000	—
Income tax payable	209,785	—
Net deferred income tax	337,797	—
Total liabilities	14,657,120	434,186

Commitments and Contingencies:
Class A subject to possible redemption, 38,321,227 and -0- shares at September 30, 2017 and December 31, 2016, respectively (at redemption value of $10 per share)	383,212,270	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,678,773 and -0- shares issued and outstanding (excluding 38,321,227 and -0- shares subject to possible redemption) at September 30, 2017 and December, 31, 2016, respectively	168	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	25,000
Additional paid-in-capital	4,091,567	—
Retained Earnings	907,266	(40,959)

Total stockholders’ equity	5,000,001	(15,959)

Total liabilities and stockholders’ equity	$402,869,391	$418,227

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF OPERATIONS

 (Unaudited)

		For the period form		For the period form
		August 15, 2016		August 15, 2016
	Three Months	(inception) to	Nine Months	(inception) to
	Ended September 30,	September 30,	Ended September 30,	September 30,
	2017	2016	2017	2016
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(135,746)	(23,219)	(416,615)	(23,219)
State franchise taxes, other than income tax	(45,000)	(1,312)	(135,000)	(1,312)
Net loss from operations	(180,746)	(24,531)	(551,615)	(24,531)
Other income - interest income	983,012	50	2,047,422	50
Net income before income taxes	$802,266	$(24,481)	$1,495,807	$(24,481)
Provision for income tax	(547,582)	—	(547,582)	—
Net income attributable to common shares	$254,684	$(24,481)	$948,225	$(24,481)

Net Income/(Loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.01	$-	$0.03	$-
Class F ordinary shares - basic and diluted	$(0.01)	$-	$(0.02)	$-

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine months Ended September 30, 2017

(Unaudited)

	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Accumulated	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit/Retained Earnings	Equity
Beginning Balance at January 1, 2017	-	$-	10,781,250	$1,078	$23,922	$(40,959)	$(15,959)
Forfeited Class F Common stock by Sponsor	-	-	(781,250)	(78)	78	-	-
Proceeds from initial public offering of Units on January 19, 2017 at $10.00 per Unit	40,000,000	4,000	-	-	399,996,000	-	400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on January 19, 2017 at $1.50 per Private Placement Warrant	-	-	-	-	10,000,000	-	10,000,000
Underwriter's discounts	-	-	-	-	(8,000,000)	-	(8,000,000)
Offering costs charged to additional paid-in capital	-	-	-	-	(719,995)	-	(719,995)
Deferred underwriting compensation	-	-	-	-	(14,000,000)	-	(14,000,000)
Class A common stock subject to possible redemption; 38,321,227 shares at a redemption price of $10.00	(38,321,227)	(3,832)	-	-	(383,208,438)	-	(383,212,270)
Net income	-	-	-	-	-	948,225	948,225
Balance at September 30, 2017	1,678,773	$168	10,000,000	$1,000	$4,091,567	$907,266	$5,000,001

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CASH FLOWS

 (Unaudited)

		For the period from
		August 15, 2016
	Nine Months	(inception) to
	Ended September 30,	September 30,
Cash flows from operating activities:	2017	2016
Net income	$948,225	$(24,481)
Changes in deferred income tax provision	337,797	—
Changes in receivable - related party	436	—
Changes in state franchise tax accrual	65,487	—
Changes in prepaid assets	(201,005)	—
Changes in deferred offering costs	414,606	—
Changes in income taxes payable	209,785	—
Changes in accrued expenses, formation and offering costs	(240,135)	(55,875)
Net cash provided by operating activities	1,535,196	(80,356)

Cash flows from investing activities:
Cash deposited in Trust Account	(400,000,000)	—
Interest reinvested in Trust Account	(2,042,193)	—
Net cash used in investing activities	(402,042,193)	—

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	400,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	10,000,000	—
Proceeds from note payable - related party	—	150,000
Proceeds from sale of Class F common stock to Sponsor	—	25,000
Repayment of notes and advances payable – related party	(150,000)	—
Payment of underwriter's discounts and commissions	(8,000,000)	—
Payment of accrued offering costs	(719,995)	—
Net cash provided by financing activities	401,130,005	175,000

Increase in cash	623,008	94,644
Cash at beginning of period	3,185	—

Cash at end of period	$626,193	$94,644

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000	$—
Offering costs included in accrued expenses	$—	$143,186

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

NOTES TO THE UNAUDITED, INTERIM FINANCIAL STATEMENTS

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

At September 30, 2017, the Company had not commenced any operations. All activity for the period from August 15, 2016 (inception) through September 30, 2017 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on January 19, 2017 (the “Public Offering Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

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

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2017, the Trust Account consisted of cash and treasury bills compliant with Rule 2a‑7.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2017 and the results of operations and cash flows for the period presented. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 30, 2017 and the notes thereto included the current report Form 8-K dated January 19, 2017 by the Company filed with the SEC.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to complute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2017		For the period from August 15, 2016 (inception) to September 30, 2016		For the Nine Months Ended September 30, 2017		For the period from August 15, 2016 (inception) to September 30, 2016
	Class A	Class F	Class A	Class F	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$400,350	$(145,666)	$-	$(24,481)	$1,183,343	$(235,118)	$-	$(24,481)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	-	10,781,250	37,352,000	10,163,750	-	10,781,250
Basic and diluted net income/(loss) per share	$0.01	$(0.01)	$-	$(0.00)	$0.03	$(0.02)	$-	$(0.00)

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

Offering Costs

The Company complies with the requirements of the ASC 340‑10‑S99‑1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, at September 30, 2017 and December 31, 2016, offering costs totaling approximately $22,719,995 and $414,606 respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, at September 30, 2017, 38,321,227 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

For those liabilities or benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2017.

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

Investments and Cash Held in Trust Account

At September 30, 2017, the Company had $402,042,193 in the Trust Account which may be utilized for Business Combinations. At September 30, 2017, the Trust Account consisted of both cash and treasury bills.

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

In addition, at September 30, 2017 and December 31, 2016, the Company had current liabilities of $109,538 and $434,186, respectively, and working capital of $717,660 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after September 30, 2017 and amounts are continuing to accrue.

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

4.       Related Party Transactions

Founder Shares

On August 19, 2016, the Sponsor purchased 10,781,250 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On February 27, 2017, the Sponsor forfeited 781,250 Founder Shares following the expiration of the unexercised portion of underwriter’s over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

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

For the period commencing January 12, 2017 through September 30, 2017 the Company has paid the affiliate $172,258.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rate is estimated at 38.01%. The provision for income taxes for the nine months ended September 30, 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 35% to pre-tax income primarily because of state income taxes.

The deferred tax assets and liabilities at September 30, 2017 consist of net operating income and unrealized gains for that period. The Company has a net operating income of approximately $599,091 at September 30,2017.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2017. At September 30, 2017, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

At September 30, 2017, investment securities in the Company’s Trust Account consist of $402,035,443 in United States Treasury Bills and $6,750 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	402,042,193	402,042,193	—	—
Total	$402,042,193	$402,042,193	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2017, there were 40,000,000 shares of Class A common stock (inclusive of the 38,321,227 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2017, there were no shares of preferred stock issued and outstanding.

10.       Subsequent Events

Management has performed an evaluation of subsequent events through the date of issuance of the financial statements, noting no items which require adjustment or disclosure other than those set forth in the preceding notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes related thereto which are included in “Item 1. Financial Statements” of this Quarterly Report on Form 10‑Q.

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

Overview

We are a blank check company incorporated on August 15, 2016 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on January 19, 2017. At September 30, 2017, we had not identified any business combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any business combination target.

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

Results of Operations

For the three months ended September 30, 2017, we had net income of $254,684. Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 19, 2019. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a  Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at September 30, 2017, we had approximately $626,000 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

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

As of September 30, 2017 and December 31, 2016, we had cash held outside of the Trust Account of approximately $626,000 and $3,000, respectively, which is available to fund our working capital requirements.

At September 30, 2017 and December 31, 2016, the Company had current liabilities of $109,538 and $434,186 and working capital of $717,660 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2017 and amounts are continuing to accrue.

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

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

At September 30, 2017 and December 31, 2016, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Offering costs

We comply with the requirements of the Accounting Standards Codification (the “ASC”) 340‑10‑S99‑1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the completion of our Public Offering. Accordingly, at September 30, 2017 and December 31, 2016, offering costs totaling approximately $22,719,995 and $414,606, respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

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

Accordingly, at September 30, 2017, 38,321,227 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

Net income per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net loss per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Recently adopted accounting pronouncement

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

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We currently anticipate the adoption of ASU 2014-09 will not have a material impact on our financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2017 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for a  Business Combination. At September 30, 2017, $402,042,193 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At September 30, 2017, investment securities in the Company’s Trust Account consist of $402,035,443 and in United States Treasury Bills and $6,750 in cash. At September 30, 2017, the effective annualized interest rate payable on our investments was approximately 1.00%.

We have not engaged in any hedging activities during the nine months ended September 30, 2017. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

As of the date of this Quarterly Report on Form 10‑Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K filed on March 30, 2017 with the SEC; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Through September 30, 2017, we incurred approximately $8,721,646 for costs and expenses related to the Public Offering. At the Public Offering Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 12, 2017 which was filed with the SEC.

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

At September 30, 2017, after giving effect to our Public Offering and our operations subsequent thereto, approximately $402,042,193 was held in the Trust Account, and we had approximately $626,000 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings II, Inc.for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income,  (iii) Statements of Changes in Shareholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS II, INC.

Date: November 6, 2017	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)