Form 10-K
period 2017-12-31
Gores Holdings II, Inc.
filed 2018-03-14
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ◻

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer Emerging growth company ☒	☒ (Do not check if a smaller reporting company)	Smaller reporting company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO 

At June 30, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the Registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, was approximately $417,600,000 based on the last reported sales price of $10.44 on the Nasdaq Capital Market.

As of March 14, 2018, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

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

On March 3, 2017, we announced that the holders of our Units may elect to separately trade the Common Stock and Warrants included in the Units commencing on March 6, 2017 on the Nasdaq Capital Market under the symbols “GSHT” and “GSHTW,” respectively. Those Units not separated will continue to trade on the National Association of Securities Dealers Automated Quotations Capital Market (“NASDAQ”) under the symbol “GSHTU.”

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and, after our Business Combination, to build a company in an industry or sector that complements the experience of our management team and can benefit from our operational expertise. Our acquisition selection process is leveraging our team’s network of potential transaction sources, ranging from owners and directors of private and public companies, private equity funds, investment bankers, lenders, attorneys, accountants and other trusted advisors across various sectors.

In addition, we are utilizing the networks and industry experience of Mr. Gores and The Gores Group in seeking a Business Combination. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s combined history of over 80 years of business experience, including in private equity and investment banking. We expect this network will provide our management team with a robust and consistent flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team are communicating with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and beginning the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use one or more of these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria and guidelines. We are seeking to acquire companies that we believe:

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

Initial Business Combination

The NASDAQ rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions (the “Deferred Discount”) and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with our Business Combination. If our board of directors (the “Board”) is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or “FINRA,” or

from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our Business Combination.

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

We are not prohibited from pursuing a Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our Business Combination is fair to our Company from a financial point of view.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred for marketing, road show and public reporting efforts that may not be present to the same extent in connection with a Business Combination with us.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1,070.0 million, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

With $388,735,815 in gross proceeds from the Public Offering available for a Business Combination, assuming no redemptions and after payment of up to $14,000,000 of deferred underwriting fees, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Selection of a Target Business and Structuring of a Business Combination

The NASDAQ rules require that our Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less the Deferred Discount and taxes payable on interest earned) at the time of our signing a definitive agreement in connection with a Business Combination. The fair market value of the target or targets will be determined by our Board based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our Board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with a Business Combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

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

Redemption Rights For Public Stockholders Upon Completion of a Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Common Stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2017 is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the Deferred Discount totaling $14,000,000 that we will pay to the underwriter. Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any public shares they may hold in connection with the completion of our Business Combination.

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

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of our Capital Stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding Capital Stock of the Company representing a majority of the voting power of all outstanding shares of Capital Stock of the Company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and have agreed to vote their Founder Shares and any public shares purchased during or after our Public Offering in favor of our Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our Business Combination. Public stockholders may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and any owned public shares in connection with the completion of a Business Combination.

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

Our Initial Stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our Business Combination within 24 months from the IPO Closing Date. However, if our Initial Stockholders acquire public shares after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted 24-month time period.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $826,201 of proceeds held outside the Trust Account as of December 31, 2017, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the Delaware General Corporation Law (the “DGCL”), our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

As of December 31, 2017, we had access to up to approximately $826,201, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date may be considered a liquidation distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the DGCL intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against us, a 90-day period during which we may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to our stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to such stockholder, and any liability of our stockholders would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from our Public Offering, is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete our Business Combination within 24 months from our the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (net of the amount of interest which may be withdrawn to pay taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

•	if our Business Combination is not consummated within 24 months from the IPO Closing Date, then our existence will terminate and we will distribute all amounts in our Trust Account; and
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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2017 as required by the Sarbanes-Oxley Act. Since we have not been deemed to be a large accelerated filer or an accelerated filer, we are not required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such target business to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete a business acquisition with such a target business.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the IPO Closing Date, (b) in which we have total annual gross revenue of at least $1.070.0 million, or (c) in which we are deemed to be a large accelerated filer, which means the market value of Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement, which may be contained in the agreement relating to a Business Combination.

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

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in our Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the Deferred Discount payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the Deferred Discount and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the Deferred Discount.

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

As of December 31, 2017, we have $826,201 available to us outside the Trust Account to fund our working capital requirements. The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months after the IPO Closing Date assuming that our Business Combination is not completed during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds, whether as a result of our breach or otherwise, we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Of the net proceeds from our Public Offering and the sale of the Private Placement Warrants, only $826,201 is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team or any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.00 per share on our redemption of our public shares (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that or Sponsor is unable to indemnify), and our Warrants will expire worthless. See ‘‘—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors below.

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

Because we are not complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Information regarding performance by, or businesses associated with, Gores and its affiliates is presented for informational purposes only. Past performance by Gores and by our management team, including with respect to Gores Holdings,  Inc. (“Gores Holdings I”), is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Business Combination. You should not rely on the historical record of Gores’ or our management team’s or Gores Holdings I’s performance as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s areas of expertise.

We will consider a Business Combination outside of our management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Common Stock, 20,000,000 shares of Class F Common Stock and 1,000,000 shares of preferred stock, par value $0.0001 per share. As of December 31, 2017, there were 160,000,000 and 10,000,000 authorized but unissued shares of Common Stock and Class F Common Stock available, respectively, for issuance, which amounts do not take into account shares reserved for issuance upon exercise of outstanding warrants or upon the conversion of the outstanding Class F Common Stock. Shares of Class F Common Stock are convertible into shares of our Common Stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth in our amended and restated certificate of incorporation, including in certain circumstances in which we issue Common Stock or equity-linked securities related to our Business Combination. Shares of Class F common stock are also convertible at the option of the holder at any time. As of December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred,  which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that The Gores Group is unable to indemnify), and our Warrants will expire worthless.

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

Our Initial Stockholders hold in the aggregate 10,000,000 Founder Shares, representing 20.0% of the total outstanding shares upon IPO Closing Date. The Founder Shares will be worthless if we do not complete our Business Combination. In addition, our Sponsor holds an aggregate of 6,666,666 Private Placement Warrants that will also be worthless if we do not complete a Business Combination. Holders of Founder Shares have agreed (A) to vote any shares owned by them in favor of any proposed Business Combination and (B) not to redeem any Founder Shares in connection with a stockholder vote to approve a proposed initial Business Combination. In addition, we may obtain loans from our Sponsor, affiliates of our Sponsor or an officer or director, and we may pay our Sponsor, officers, directors and any of their respective affiliates’ fees and expenses in connection with identifying, investigating and consummating an initial Business Combination.

The personal and financial interests of our Sponsor, its affiliates or our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 24 month anniversary of the Public Offering nears, which is the deadline for our completion of an initial Business Combination.

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

As of December 31, 2017, the net proceeds from our Public Offering and the sale of the Private Placement Warrants provided us with approximately $388,735,815 that we may use to complete our Business Combination and pay related fees and expenses (excluding $14,000,000 of Deferred Discount being held in the Trust Account).

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ended December 31, 2017. Since we have not been deemed to be a large accelerated filer or an accelerated filer, we are not required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we effect our Business Combination with a company but with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future Business Combinations may be effected;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
•	deterioration of political relations with the United States; and
•	government appropriations of assets.

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

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per Unit, Common Stock and Warrants as reported on the NASDAQ for the period from January 13, 2017 (the first day on which our Units began trading) through December 31, 2017,  our Warrants for the period from March 6, 2017 (the first day on which our Warrants began trading) through December 31, 2017 and our Common Stock for the period from March 24, 2017 (the first day on which our Common Stock began trading) through December 31, 2017:

	Units (GSHTU)		Common Stock (GSHT)		Warrants (GSHTW)
Year ended December 31, 2017:	High	Low	High	Low	High	Low
Quarter ended March 31, 2017(1)	$ 10.49	$ 10.15	$ 10.00	$ 10.00	$ 1.30	$ 1.00
Quarter ended June 30, 2017	$ 10.68	$ 10.10	$ 11.24	$ 9.30	$ 1.79	$ 1.15
Quarter ended September 30, 2017	$ 10.55	$ 10.27	$ 10.19	$ 9.85	$ 1.55	$ 1.30
Quarter ended December 31, 2017	$ 10.55	$ 10.25	$ 10.10	$ 9.88	$ 1.57	$ 1.24

(1)Beginning on January 13, 2017 with respect to GSHTU, March 6, 2017 with respect to GSHTW, and March 24, 2017 with respect to GSHT

(a)	Holders

As of March 14, 2018, there was one holder of record of our Units, one holder of record of our separately traded shares of Common Stock, four holders of record of our Class F Common Stock, and two holders of record of our separately traded Warrants.

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

The graph below compares the cumulative total return for our Units from January 13, 2017 (the first day on which our Units began trading) through December 31, 2017 with the comparable cumulative return of three indices: the

S&P 500 Index (“S&P 500”), the Dow Jones Industrial Average Index (“DJIA”) and NASDAQ.

Gores Holdings II, Inc vs S&P 500, DJIA and NASDAQ
30.00%
25.00%
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
Cumulative Growth Rate
1/13/2017
2/13/2017
3/13/2017
4/13/2017
5/13/2017
6/13/2017
7/13/2017
8/13/2017
9/13/2017
10/13/2017
11/13/2017
12/13/2017
GSHTU 3.6%
S&P 500 23.85%
Dow 24.31%
NASDAQ 17.54%

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales

On August 19, 2016, our Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On February 27, 2017, following the expiration of the unexercised portion of the underwriter’s over-allotment option, our Sponsor forfeited 781,250 Founder Shares, so that the remaining Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of Capital Stock following the IPO Closing Date. Our Public Offering was consummated on January 19, 2017.

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

We  paid a total of approximately $8,719,995 in costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $8,000,000 in underwriting discounts and commissions. In addition, the underwriter agreed to defer $14,000,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 12, 2017 which was filed with the SEC.

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

As of December 31, 2017, $402,735,815 was held in the Trust Account, and we had approximately $826,201 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

Income Statement Data:

		For the period from
		August 15, 2016
	Year Ended	(inception) to
	December 31,	December 31,
	2017	2016
Revenues	$—	$—
Professional fees and other expenses	(580,589)	(39,316)
State franchise taxes, other than income tax	(199,691)	(1,750)
Net loss from operations	(780,280)	(41,066)
Other income - interest income	3,015,712	107
Net income before income taxes	$2,235,432	$(40,959)
Provision for income tax	(810,926)	—
Net income attributable to common shares	$1,424,506	$(40,959)

Per Share Data:

Net Income/(Loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.05	$-
Class F ordinary shares - basic and diluted	$(0.03)	$(0.00)

Balance Sheet Data:

	December 31, 2017	December 31, 2016
Working capital(1)	$763,663	$(15,959)
Total assets(2)	403,697,597	418,227
Total liabilities	15,009,045	434,186
Stockholders’ equity	5,000,002	(15,959)

(1)

Includes $826,201 and $3,185 in cash held outside of the Trust Account, plus $135,581 and $415,042 of other assets, less $198,119 and $434,186 of current liabilities as of December 31, 2017 and December 31, 2016, respectively.

(2)

Includes $402,735,815 and $0 held in the Trust Account, plus $826,201 and $3,185 in cash held outside of the Trust Account, plus $135,581 and $415,042 of other assets as of December 31, 2017 and December 31, 2016, respectively.

As of December 31, 2017, the total assets amount includes $402,735,815 being held in the Trust Account, $388,735,815 of which is available to us for the purposes of consummating a Business Combination within the time period described in this Annual Report on Form 10-K (with $14,000,000 in deferred underwriting fees payable upon consummation of a Business Combination) and the remaining $961,782 being available to us for general working capital purposes. If a Business Combination is not so consummated, we will be dissolved and the proceeds held in the Trust Account will be distributed solely to our public stockholders (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable)). The Trust Account was not open as of December 31, 2016.

If we seek stockholder approval of any Business Combination, we will offer holders of our public shares the right to have their public shares redeemed (subject to the limitations described elsewhere in this Annual Report on Form 10-K) regardless of whether such stockholder votes for or against such proposed Business Combination. We will close a Business Combination only if we have net tangible assets of at least $5,000,001 upon such closing and, solely if we seek stockholder approval, a majority of the outstanding shares of Capital Stock voted are voted in favor of the Business Combination. Accordingly, public stockholders owning 38,368,855 shares sold in the Public Offering may exercise their redemption rights at an initial per share price of $10.00 (not taking into account interest earned on the Trust Account, net of taxes payable) and we could still close a proposed Business Combination so long as a majority of the shares voted at the meeting are voted in favor of the proposed Business Combination. Notwithstanding the foregoing, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” will be restricted from seeking conversion rights with respect to more than 15% of the public shares. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities.

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

Overview

We are a blank check company incorporated on August 15, 2016 as a Delaware corporation and formed for the purpose of effecting a Business Combination with one or more target businesses. We completed our Public Offering on January 19, 2017. As of December 31, 2017, we had not identified any Business Combination target nor initiated any substantive discussions directly or indirectly, with respect to identifying any Business Combination target.

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

Results of Operations

For the calendar year ended December 31, 2017 and December 31, 2016, we had a net income/(loss) of $1,424,506 and ($40,959), respectively. Subsequent to December 31, 2017, our activities mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 19, 2019. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

As indicated in the accompanying consolidated financial statements, as of December 31, 2017 and December 31, 2016, we had approximately $826,201 and $3,185, respectively, in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination will be successful.

Liquidity and Capital Resources

In August 2016, our Sponsor purchased an aggregate of 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to each of our independent directors. On February 27, 2017, following the expiration of the unexercised portion of the underwriter’s over-allotment option, our Sponsor forfeited 781,250 Founder Shares so that the remaining Founder Shares held by our Initial Stockholders represented 20.0% of the outstanding shares upon IPO Closing Date.

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

As of December 31, 2017 and December 31, 2016, we had cash held outside of the Trust Account of $826,201 and $3,185, respectively, which is available to fund our working capital requirements.

As of December 31, 2017 and December 31, 2016, the Company had current liabilities of $198,119 and $434,186, respectively and working capital of $763,663 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after December 31, 2017 and amounts are continuing to accrue.

The Company intends to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable), as well as the $10,000,000 from its sale of Private Placement Warrants to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Common Stock upon completion of a Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our Capital Stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2017. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets as of December 31, 2017.

Contractual obligations

We did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities at December 31, 2017 other than an administrative services agreement to pay a  monthly recurring expense of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,000,000) was paid at the IPO Closing Date, and 3.5% ($14,000,000) was deferred. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. The underwriter is not entitled to any interest accrued on the Deferred Discount.

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

Offering costs

The Company complies with the requirements of the Accounting Standards Codification (the “ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to our Public Offering and were charged to stockholders’ equity upon the IPO Closing Date.  Accordingly, as of December 31, 2017 and December 31, 2016, offering costs totaling approximately $22,719,995 and $414,606 respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

Net income/(loss) per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. As of December 31, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of income and comprehensive income. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the years ended December 31, 2017 and December 31, 2016.

Recently adopted accounting pronouncements

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

As of December 31, 2017, the Company’s financial statements have been presented to conform to the reporting and disclosure requirements of the above standards.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities since inception have consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for our Business Combination.  As of December 31, 2017, $402,735,815 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At December 31, 2017, investment securities in the Trust Account consisted of $402,731,591 and in United States Treasury Bills and $4,224 in cash. At December 31, 2017, the effective annualized interest rate payable on our investments was approximately .79%.

We have not engaged in any hedging activities since our inception on August 15, 2016. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.       Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Gores Holdings II, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gores Holdings II, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2017 and the period from August 15, 2016 (inception) to December 31, 2016 and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and the period from August 15, 2016 to December 31, 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Los Angeles, California

March 14, 2018

GORES HOLDINGS II, INC.

BALANCE SHEETS

	December 31, 2017	December 31, 2016
CURRENT ASSETS:
Cash and cash equivalents	$826,201	$3,185
Deferred offering costs	—	414,606
Receivable - related party	—	436
Prepaid assets	135,581	—
Total current assets	961,782	418,227
Investments and cash held in Trust Account	402,735,815	—
Total assets	$403,697,597	$418,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	$66,191	$282,436
State franchise tax accrual	131,928	1,750
Notes and advances payable – related party	—	150,000
Total current liabilities	198,119	434,186
Deferred underwriting compensation	14,000,000	—
Income tax payable	806,445	—
Net deferred income tax	4,481	—
Total liabilities	15,009,045	434,186

Commitments and Contingencies:
Class A subject to possible redemption, 38,368,855 and -0- shares at December 31, 2017 and December 31, 2016, respectively (at redemption value of $10 per share)	383,688,550	—

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,631,145 and -0- shares issued and outstanding (excluding 38,368,855 and -0- shares subject to possible redemption) at December 31, 2017 and December, 31, 2016, respectively	163	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,078
Additional paid-in-capital	3,615,292	23,922
Retained Earnings	1,383,547	(40,959)

Total stockholders’ equity	5,000,002	(15,959)

Total liabilities and stockholders’ equity	$403,697,597	$418,227

See accompanying notes to financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF OPERATIONS

		For the period from
		August 15, 2016
	Year Ended	(inception) to
	December 31,	December 31,
	2017	2016
Revenues	$—	$—
Professional fees and other expenses	(580,589)	(39,316)
State franchise taxes, other than income tax	(199,691)	(1,750)
Net loss from operations	(780,280)	(41,066)
Other income - interest income	3,015,712	107
Net income before income taxes	$2,235,432	$(40,959)
Provision for income tax	(810,926)	—
Net income attributable to common shares	$1,424,506	$(40,959)

Net Income/(Loss) per ordinary share:
Class A ordinary shares - basic and diluted	$0.05	$-
Class F ordinary shares - basic and diluted	$(0.03)	$(0.00)

See accompanying notes to financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2017 and for the period from

August 15, 2016 (inception) to December 31, 2016

	Class A Ordinary Shares			Class F Ordinary Shares			Additional		Accumulated		Shareholder's
	Shares	Amount		Shares	Amount		Paid-In Capital		Deficit/Retained Earnings		Equity
Balance at August 15, 2016 (inception)	-		$-	-		$-		$-		$-		$-
Proceeds from sale of Class F common stock to Sponsor in August 2016	-	-	-	10,781,250	-	1,078	-	23,922	-	-	-	25,000
Net loss for the year ended December 31, 2016	-	-	-	-	-	-	-	-	-	(40,959)	-	(40,959)
Balance at December 31, 2016	-		$-	10,781,250		$1,078		$23,922		$(40,959)		$(15,959)

Forfeited Class F Common stock by Sponsor	-		$-	(781,250)		$(78)		$78		$-		$-
Proceeds from initial public offering of Units on January 19, 2017 at $10.00 per Unit	40,000,000		4,000	-		-		399,996,000		-		400,000,000
Sale of 6,666,666 Private Placement Warrants to Sponsor on January 19, 2017 at $1.50 per Private Placement Warrant	-		-	-		-		10,000,000		-		10,000,000
Underwriter's discounts	-		-	-		-		(8,000,000)		-		(8,000,000)
Offering costs charged to additional paid-in capital	-		-	-		-		(719,995)		-		(719,995)
Deferred underwriting compensation	-		-	-		-		(14,000,000)		-		(14,000,000)
Class A common stock subject to possible redemption; 38,368,855 shares at a redemption price of $10.00	(38,368,855)		(3,837)	-		-		(383,684,713)		-		(383,688,550)
Net income	-		-	-		-		-		1,424,506		1,424,506
Balance at December 31, 2017	1,631,145		$163	10,000,000		$1,000		$3,615,292		$1,383,547		$5,000,002

See accompanying notes to financial statements.

GORES HOLDINGS II, INC.

STATEMENT OF CASH FLOWS

		For the period from
		August 15, 2016
	Year Ended	(inception) to
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net income	$1,424,506	$(40,959)
Changes in deferred income tax provision	4,481	—
Changes in receivable - related party	436	(436)
Changes in state franchise tax accrual	130,178	1,750
Changes in prepaid assets	(135,581)	—
Changes in deferred offering costs	414,606	—
Changes in income taxes payable	806,445	—
Changes in accrued expenses, formation and offering costs	(216,245)	(132,170)
Net cash provided by operating activities	2,428,826	(171,815)

Cash flows from investing activities:
Cash deposited in Trust Account	(400,000,000)	—
Interest reinvested in Trust Account	(2,735,815)	—
Net cash used in investing activities	(402,735,815)	—

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	400,000,000	—
Proceeds from sale of Private Placement Warrants to Sponsor	10,000,000	—
Proceeds from note payable - related party	—	150,000
Proceeds from sale of Class F common stock to Sponsor	—	25,000
Repayment of notes and advances payable – related party	(150,000)	—
Payment of underwriter's discounts and commissions	(8,000,000)	—
Payment of accrued offering costs	(719,995)	—
Net cash provided by financing activities	401,130,005	175,000

Increase in cash	823,016	3,185
Cash at beginning of period	3,185	—

Cash at end of period	$826,201	$3,185

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$14,000,000	$—
Offering costs included in accrued expenses	$—	$274,436
Cash paid for income and state franchise taxes	$69,513	$—

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

As of December 31, 2017, the Company had not commenced any operations. All activity for the year ended December 31, 2017 relates to the Company’s formation and initial public offering (“Public Offering”) described below and efforts directed toward locating a suitable Business Combination. The Company completed the Public Offering on January 19, 2017 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Financing

Upon the IPO Closing Date closing of the Public Offering and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company (the “Trust Account”) acting as trustee.

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a 7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of December 31, 2017, the Trust Account consisted of cash and treasury bills compliant with Rule 2a 7.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions (the “Deferred Discount”) and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company will have 24 months from the IPO Closing Date to complete its Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest income, but less taxes payable (less up to $100,000 of such net interest income to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares of common stock, they will be entitled to a pro rata share of the Trust Account in the event the Company does not complete a Business Combination within the required time period.

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
Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2017 and 2016 and the results of operations and cash flows for the periods presented.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock (the “Common Stock”) and Class F common stock (the “Founder Shares”). Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. As of December 31, 2017, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	Year Ended December 31, 2017		For the period from August 15, 2016 (inception) to December 31, 2016
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$1,757,444	$(332,937)	$-	$(40,959)

Denominator:
Weighted-average shares outstanding	38,028,000	10,122,031	-	10,781,250
Basic and diluted net income/(loss) per share	$0.05	$(0.03)	$-	$(0.00)

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and were charged to stockholders’ equity upon the completion of the Public Offering. Accordingly, as of December 31, 2017 and December 31, 2016, offering costs totaling approximately $22,719,995 and $414,606 respectively, (including $22,000,000 in underwriter’s fees), have been charged to stockholders’ equity.

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of Common Stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation. In accordance with ASC 480, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the

Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, as of December 31, 2017, 38,368,855 of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of income and comprehensive income. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense). No penalties or interest were recorded during the years ended December 31, 2017 and December 31, 2016.

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

Investments and Cash Held in Trust Account

As of December 31, 2017, the Company had $402,735,815 in the Trust Account which may be utilized for Business Combinations. As of December 31, 2017, the Trust Account consisted of both cash and treasury bills.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in trust will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company does not complete the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company is unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules.

Recently Adopted Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740). The amendments under the new guidance require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The guidance is effective for consolidated financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has adopted this guidance effective on a retrospective basis, the impact of which was not significant to the financial statements.

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit (the “Units”) in the Public Offering. In addition if the Company fails to complete its Business Combination by January 19, 2019, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.

In addition, as of December 31, 2017 and December 31, 2016, the Company had current liabilities of $198,119 and $434,186, respectively, and working capital of $763,663 and ($15,959), respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after December 31, 2017 and amounts are continuing to accrue.

Reclassifications

Certain reclassifications have been made to the 2016 financial statement information to conform to the 2017 financial statement presentation.

.

3.       Public Offering

Public Units

On January 19, 2017, the Company sold 40,000,000 units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. Each Unit consists of one share of the Company’s Common Stock, $0.0001 par value, and one one-third of one redeemable Common Stock purchase warrant (the “Warrants”). Each whole Warrant entitles the holder to purchase one share of Common Stock for $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of the Business Combination or 12 months from IPO Closing Date and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete the Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. The Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The Company did not register the shares of common stock issuable upon exercise of the Warrants under the Securities Act of 1933, as amended (the “Securities Act”) or any state securities law. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to file a registration statement under the Securities Act following the completion of the Business Combination covering the shares of common stock issuable upon exercise of the Warrants. The Company paid an upfront underwriting discount of 2.00% ($8,000,000) of the per Unit offering price to the underwriters at IPO Closing Date, with an additional fee (the “Deferred Discount”) of 3.50% of the per Unit offering price payable upon the Company’s completion of a Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its Business Combination.

4.       Related Party Transactions

Founder Shares

On August 19, 2016, the Sponsor purchased 10,781,250 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s independent directors (together with the Sponsor, the “Initial Stockholders”). On February 27, 2017, the Sponsor forfeited 781,250 Founder Shares following the expiration of the unexercised portion of underwriter’s over-allotment option, so that the Founder Shares held by the Initial Stockholders would represent 20.0% of the outstanding shares of common stock following completion of the Public Offering. The Founder Shares are identical to the common stock included in the Units sold in the Public Offering except that the Founder Shares will automatically convert into shares of Common Stock at the time of the Business Combination on a one-for-one basis, subject to adjustment as described in the Company’s amended and restated certificate of incorporation.

Private Placement Warrants

The Sponsor purchased from the Company an aggregate of 6,666,666 warrants at a price of $1.50 per warrant (a purchase price of $10,000,000) in a private placement that occurred simultaneously with the Public Offering (the “Private Placement Warrants”). Each Private Placement Warrant entitles the holder to purchase one share of Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account pending completion of the Business Combination.

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

Administrative Services Agreement

The Company entered into an administrative services agreement on January 12, 2017, pursuant to which it agreed to pay to an affiliate of the Sponsor $20,000 a month for office space, utilities, and secretarial support. Services commenced on the date the securities were first listed on the NASDAQ Capital Market and will terminate upon the earlier of the consummation by the Company of a Business Combination or the liquidation of the Company.

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

6.       Income Taxes

Effective Tax Rate Reconciliation

The effective income tax rate for the year ended December 31, 2017 and December 31, 2016 differs from the expected federal statutory income tax rate of 34% and 35%, respectively.  The significant items causing a difference between the statutory federal income tax rate and the Company's effective income tax rate are as follows:

		For the period from
		August 15, 2016
	Year Ended	(inception) to
	December 31,	December 31,
	2017	2016
Federal Statutory Income Tax Rate	$760,047	$(14,336)
Permanent Differences	—	—
State Income Taxes, net of Federal Benefit	68,310	(1,229)
Tax Return to Provision True-Up	—	—
Change in Valuation Allowance	(15,564)	15,564
Change in Tax Rate	(2,425)	—
Other	558	—
Net Income Tax Provision (benefit)	$810,926	$—

Current/Deferred Taxes

The provision for income taxes consisted of the following for the year ended December 31, 2017 and the year ended December 31, 2016:

		For the period from
		August 15, 2016
	Year Ended	(inception) to
	December 31,	December 31,
	2017	2016
Current Taxes
Federal	$705,682	$—
State	100,763	—
Total Current Income Tax Provision	$806,445	$—
Deferred Taxes
Federal	$3,269	$—
State	1,212	—
Total Deferred Income Tax Provision	$4,481	$—
Income Tax Provision (Benefit)	$810,926	$—

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2017, and December 31, 2016 are as follows:

		For the period from
		August 15, 2016
	Year Ended	(inception) to
	December 31,	December 31,
	2017	2016
Deferred Tax Assets (Liabilities):
Accrued professional fees	$1,973	$3,040
Unrealized Gain/Loss on Investments	(6,454)	—
Net operating loss carryforwards	—	12,524
Valuation Allowance	—	(15,564)
Net Deferred Tax Asset (Liability)	$(4,481)	$—

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. The Act contains reform to the corporate tax law including reducing the corporate tax rate to 21%, eliminating the 2-year carryback for net operating losses, and creating an indefinite carryforward period for the net operating losses limited to 80% of taxable income. Due to the Act, the deferred tax balances were calculated using a federal effective tax rate of 21%.

7.       Investments and cash held in Trust

As of December 31, 2017,  investment securities in the Company’s Trust Account consist of $402,731,591 in United States Treasury Bills and $4,224 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

8.      Fair Value Measurements

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	402,735,815	402,735,815	—	—
Total	$402,735,815	$402,735,815	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Common Stock, par value $0.0001 per share and 20,000,000 Founders Shares, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At December 31, 2017, there were 40,000,000 shares of Class A common stock (inclusive of the 38,368,855 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2017, there were no shares of preferred stock issued and outstanding.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Alec Gores	64	Chairman
Mark Stone	54	Chief Executive Officer
Dominick Schiano	63	President
Andrew McBride	37	Chief Financial Officer and Secretary
Randall Bort	53	Director
William Patton	72	Director
Jeffrey Rea	53	Director

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

Dominick J. Schiano has been our President since December 2016. Mr. Schiano is President and Co-Founding Partner of Evergreen Capital Partners LLC ("Evergreen"). Evergreen provides advisory services and co-invests with private equity sponsors under exclusive contractual relationships and is currently engaged by The Gores Group where Mr. Schiano is responsible for sourcing investment opportunities, and providing strategic, operational and financial guidance with respect to portfolio company investments in the industrial sector. Evergreen has previously been engaged by TowerBrook Capital Partners where Mr. Schiano was a member of the Management Advisory Board and by DLJ Merchant Banking Partners, the private equity arm of Credit Suisse where he served as Vice Chairman—Global Industrial Partners. Mr. Schiano has also served on numerous local government, private company, joint venture and public company boards, including STR Holdings Inc. (NYSE:STRI) where he served on the Audit and Special Transaction Committees and Material Sciences Corporation (NASDAQ: MASC) where he served on the Audit, Compensation and Governance Committees and led the Special Committee responsible for the sale of the Company in 2013. He currently serves as Chairman of the Board of TurbineAero and Tweddle Group, Inc. and as a Director of US Farathane, Aerostar Logistics, and Davalor Mold. He is also a member of the Advisory Boards of Great Range Capital and Closed Loop Partners. Prior to forming Evergreen, Mr. Schiano served as a Managing Director and member of the Investment Committee of Questor Partners Funds. Previously, Mr. Schiano served in various senior executive roles at Textron Inc. and TRW Inc. Prior to that, Mr. Schiano held finance, mergers and acquisitions and operating roles at Wickes Companies Inc., its predecessor, Gulf and Western Industries Inc. and Emerson Electric Company Inc. Mr. Schiano attended Long Island University, majoring in Finance, and has completed the University of Pennsylvania—Wharton School Management Development Program and the Northwestern University—Kellogg School Mergers and Acquisitions Program.

Andrew McBride has been our Chief Financial Officer and Secretary since August 2016. Mr. McBride has served as Director, Finance and Tax at The Gores Group since February 2010, where he is responsible for tax due diligence and structuring of acquisitions, compliance, planning, financial management and portfolio company reporting. Mr. McBride also served as the Chief Financial Officer and Secretary of Gores Holdings, Inc. (Nasdaq: GRSH) from January 2016 until completion of the Hostess acquisition in November 2016. Previously, from January 2008 to January 2010, Mr. McBride worked in the High Net Worth group at Ehrhardt, Keefe, Steiner, and Hottman, P.C. From January 2004 to January 2008, Mr. McBride was with KPMG, LLP, assisting international corporations with tax planning, structuring and compliance issues. Mr. McBride holds a B.S. in Accounting and Finance from the University of Notre Dame and is licensed as a Certified Public Accountant in the State of Colorado.

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

Number and Terms of Office of Officers and Directors

Our Board consists of four directors. Our Board is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Randall Bort, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of William Patton and Jeffrey Rea, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Alec Gores, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial Business Combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended December 31, 2017 there were no delinquent filers.

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

Item 11.    Executive Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on January 12, 2017, we agreed to pay monthly recurring expenses of $20,000 to The Gores Group for office space, administrative and secretarial and administrative support. Upon completion of a Business Combination or our liquidation, we will cease paying these monthly fees.  In addition, we may pay our Sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigation and completing our Business Combination. The individuals will also be reimbursed for any out of pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers, directors and our or their affiliates and will determine which fees and expenses and the amount of expenses that will be reimbursed.

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

The following table sets forth information available to us as of March 14, 2018 with respect to the beneficial ownership of our Common Stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;
•	each of our executive officers and directors that beneficially own shares of our Common Stock; and
•	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 14, 2018.

Name and Address of	Number of Shares	Percentage of Shares of
Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock
Gores Sponsor II, LLC(2)(3)	9,925,000	19.9%
Alec Gores(2)(3)	9,925,000	19.9%
Davidson Kempner Capital Management LP(4)	2,013,335	5.0%
Highbridge Capital Management LLC(5)	3,550,200	8.9%
Arrowgrass Capital Partners (US) LP(6)	3,000,000	7.5%
Governors Lane LP(7)	2,500,000	6.3%
Alyeska Investment Group LP(8)	2,666,672	6.7%
Fir Tree Capital Management, LP(9)	2,200,000	5.5%
Mark Stone	—	*
Andrew McBride	—	*
Dominick Schiano	—	*
Randall Bort(2)	25,000	*
William Patton(2)	25,000	*
Jeffrey Rea	25,000	*
All directors and executive officers as a group (6 individuals)	10,000,000	20.0%

*     Less than one percent.

(1)

This table is based on 40,000,000 shares of Common Stock outstanding as of March 14, 2018. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 9800 Wilshire Blvd., Beverly Hills, California 90212.

(2)

Represents Founders Shares which are automatically convertible into shares of Common Stock at the time of our Business Combination on a one-for-one basis, subject to adjustment. Percentage ownership assumes all shares are converted to Common Stock.

(3)

Represents shares held by our Sponsor which is controlled indirectly by Mr. Gores. Mr. Gores may be deemed to beneficially own 9,925,000 Founders Shares and ultimately exercises voting and dispositive power of the securities held by our Sponsor. Voting and disposition decisions with respect to such securities are made by Mr. Gores. Mr. Gores disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(4)	According to Schedule 13G filed on February 12, 2018. The business address of Davidson Kempner Capital Management LP is 520 Madison Avenue, 30th Floor, New York, New York 10022.
(5)	According to Schedule 13G filed on February 14, 2018. The business address of Highbridge Capital Management LLC is 40 West 57th Street, 32nd Floor, New York, New York 10019.
(6)	According to Schedule 13G filed on February 14, 2018. The business address of Arrowgrass Capital Partners (US) LP is 1330 Avenue of the Americas, 32nd Floor, New York, New York 10019.
(7)	According to Schedule 13G filed on January 30, 2018. The business address of Governors Lane LP is 510 Madison Avenue, 11th Floor, New York, NY 10022.
(8)	According to Schedule 13G filed on February 14, 2018. The business address of Alyeska Investment Group LP is 77 West Wacker Drive, 7th Floor, Chicago, IL 60601.
(9)	According to Schedule 13G filed on February 14, 2018. The business address of Fir Tree Capital Management, LP is 55 West 46th Street, 29th Floor, New York, New York 10036.

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

Related Party Notes

On August 19, 2016, our Sponsor loaned us an aggregate of $150,000 by the issuance of an unsecured promissory note for $150,000 to cover expenses related to the Public Offering, and on January 11, 2017, the Sponsor loaned the Company an additional $150,000 by the issuance of a second unsecured promissory note for $150,000 to cover expenses related to the Public Offering. These Notes were non-interest bearing and payable on the earlier of January 31, 2017 or the completion of the Public Offering. These Notes were repaid in full upon the IPO Closing Date.

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

Item 14.    Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since August 15, 2016 include:

from August 15, 2016
(inception) to
December 31, 2017
Audit Fees(1)	$160,474
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$160,474

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

(b)          Exhibits:  The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

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

10.6

Letter Agreement, dated January 12, 2017, among the Company, its officers and directors and Gores Sponsor II LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 19, 2017).

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

24.1*	Power of Attorney (included on the signature pages herein).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*   XBRL Taxonomy Extension Presentation Linkbase

*     Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GORES HOLDINGS II, INC.

Date: March 14, 2018	By:	/s/ Mark Stone
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

Name	Title	Date

/s/ Alec Gores	Chairman	March 14, 2018
Alec Gores

/s/ Mark Stone	Chief Executive Officer (Principal Executive Officer)	March 14, 2018
Mark Stone

/s/ Andrew McBride	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 14, 2018
Andrew McBride

/s/ Randall Bort	Director	March 14, 2018
Randall Bort

/s/ William Patton	Director	March 14, 2018
William Patton

/s/ Jeffrey Rea	Director	March 14, 2018
Jeffrey Rea