Form 10-Q
period 2018-06-30
Gores Holdings II, Inc.
filed 2018-08-10
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 10, 2018, there were 40,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 10,000,000 shares of the Company’s Class F common stock, par value $0.0001 per share, issued and outstanding.

GORES HOLDINGS II, INC.

BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$168,794	$826,201
Prepaid assets & deferred costs	263,841	135,581
Total current assets	432,635	961,782
Investments and cash held in Trust Account	404,611,945	402,735,815
Total assets	$405,044,580	$403,697,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accrued expenses, formation and offering costs	3,077,932	66,191
State franchise tax accrual	20,000	131,928
Total current liabilities	3,097,932	198,119
Deferred underwriting compensation	14,000,000	14,000,000
Income tax payable	—	806,445
Net deferred income tax	4,480	4,481
Total liabilities	17,102,412	15,009,045

Commitments and Contingencies:
Class A subject to possible redemption, 38,294,216 and 38,368,855 shares at June 30, 2018 and December 31, 2017, respectively (at redemption value of $10 per share)	382,942,160	383,688,550

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued or outstanding	—	—
Common stock
Class A common stock, $0.0001 par value; 200,000,000 shares authorized, 1,705,784 and 1,631,145 shares issued and outstanding (excluding 38,294,216 and 38,368,855 shares subject to possible redemption) at June 30, 2018 and December, 31, 2017, respectively	171	163
Class F common stock, $0.0001 par value; 20,000,000 shares authorized, 10,000,000 shares issued and outstanding	1,000	1,000
Additional paid-in-capital	4,361,675	3,615,292
Retained earnings	637,162	1,383,547

Total stockholders’ equity	5,000,008	5,000,002

Total liabilities and stockholders’ equity	$405,044,580	$403,697,597

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENTS OF OPERATIONS

 (Unaudited)

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(3,410,899)	(140,899)	(3,625,443)	(280,870)
State franchise taxes, other than income tax	(50,000)	(45,000)	(100,000)	(90,000)
Net loss from operations	(3,460,899)	(185,899)	(3,725,443)	(370,870)
Other income - interest income	1,668,661	727,843	2,997,552	1,064,410
Net income/(loss) before income taxes	$(1,792,238)	$541,944	$(727,891)	$693,540
Provision for income tax	243,949	—	(18,494)	—
Net income/(loss) attributable to common shares	$(1,548,289)	$541,944	$(746,385)	$693,540

Net Income/(Loss) per ordinary share:
Class A ordinary shares - basic and diluted	$(0.02)	$0.01	$0.00	$0.02
Class F ordinary shares - basic and diluted	$(0.06)	$(0.00)	$(0.07)	$(0.01)

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2018

(Unaudited)

	Class A Ordinary Shares		Class F Ordinary Shares		Additional	Retained	Shareholder's
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Equity
Balance at December 31, 2017	1,631,145	$163	10,000,000	$1,000	$3,615,292	$1,383,547	$5,000,002
Change in proceeds subject to possible redemption to 38,294,216 shares at redemption value	74,639	8	-	-	746,383	-	746,391
Net income/(loss)	-	-	-	-	-	(746,385)	(746,385)
Balance at June 30, 2018	1,705,784	$171	10,000,000	$1,000	$4,361,675	$637,162	$5,000,008

See accompanying notes to the unaudited, interim financial statements.

GORES HOLDINGS II, INC.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income/(loss)	$(746,385)	$693,540
Changes in receivable - related party	—	436
Changes in state franchise tax accrual	(111,928)	20,488
Changes in prepaid assets	(128,259)	(254,952)
Changes in deferred offering costs associated with public offering	—	414,606
Changes in income taxes payable	(806,446)	—
Changes in accrued expenses, formation and offering costs	3,011,741	138,074
Net cash provided by operating activities	1,218,723	1,012,192

Cash flows from investing activities:
Cash deposited in Trust Account	—	(400,000,000)
Interest reinvested in Trust Account	(1,876,130)	(1,061,237)
Net cash used in investing activities	(1,876,130)	(401,061,237)

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000
Repayment of notes and advances payable – related party	—	(150,000)
Payment of underwriter's discounts and commissions	—	(8,000,000)
Payment of accrued offering costs	—	(721,646)
Net cash provided by financing activities	—	401,128,354

Increase/(decrease) in cash	(657,407)	1,079,309
Cash at beginning of period	826,201	3,185

Cash at end of period	$168,794	$1,082,494

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000
Offering costs included in accrued expenses	$—	$380,670
Cash paid for income and state franchise taxes	$211,928	$—

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

At June 30, 2018, the Company had not commenced any operations. All activity for the period from August 15, 2016 (inception) through June 30, 2018 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on January 19, 2017 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. Subsequent to the Public Offering, the Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Proposed Verra Mobility Business Combination

On June 21, 2018, the Company, AM Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“First Merger Sub”), AM Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”) and PE Greenlight Holdings, LLC (the “Platinum Stockholder” or, in its capacity as the Stockholder Representative, the “Stockholder Representative”) entered into an Agreement and Plan of Merger Agreement (as it may be amended from time to time, the “Merger Agreement”), which provides for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). As a result of the First Merger, the Company will own 100% of the outstanding common stock of Greenlight and each share of common stock of Greenlight will be cancelled and converted into the right to receive a portion of the consideration. As a result of the Second Merger, the Company will own 100% of the outstanding interests in the Second Merger Sub. Following the closing of the Proposed Business Combination, the Company will own, directly or indirectly, all the stock of Greenlight and its subsidiaries and the stockholders of Greenlight as of immediately prior to the effective time of the First Merger (the “Greenlight Stockholders”) will hold a portion of the Company's Class A common stock.

The Merger Agreement

The consideration to be paid to the Greenlight Stockholders will be a combination of cash and stock, as calculated pursuant to the terms of the Merger Agreement and certain other transaction documents contemplated thereby. Pursuant to the Merger Agreement, the aggregate consideration payable to the Greenlight Stockholders will consist of (i) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), and (ii) shares of newly-issued Class A common stock equal to the Closing Number of Securities (as defined in the Merger Agreement). The merger consideration payable to the Greenlight Stockholders is also subject to adjustment based on Greenlight’s working capital, cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement. Based upon assumed net indebtedness of approximately $852 million (after giving effect to the partial repayment of existing indebtedness), the aggregate merger consideration to be paid by the Company is expected to be approximately $2.3 billion.

In addition to the consideration to be paid at the closing of the transaction contemplated by the Merger Agreement, certain of the Greenlight Stockholders will be entitled to receive additional earn-out payments from the Company of up to an aggregate of 10 million shares of Class A common stock, if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the closing of the Mergers.

Consummation of the Transactions contemplated by the Merger Agreement is subject to customary closing conditions as well as specified cash availability conditions. The Merger Agreement also contains customary representations and warranties and may be terminated by the parties thereto as specified therein.

In order to facilitate the Proposed Business Combination, the Sponsor has agreed to the cancellation of 3,478,261 of its Founder Shares and the Company has agreed to the purchase of shares of Class A common stock by the participants in the Private Placement (as defined below) (pursuant to the subscription agreements entered into in connection therewith) at a discounted price of $9.20.

Private Placement Subscription Agreements

On June 21, 2018, the Company entered into subscription agreements with certain investors, including the Sponsor, pursuant to which the investors have agreed to purchase in the aggregate 43,478,261 shares of Class A common stock in a private placement for $9.20 per share (the “Private Placement”). The anticipated gross proceeds from the Private Placement of approximately $400,000,000 will be used to partially fund the cash consideration to be paid to the Greenlight Stockholders.  The Private Placement is conditioned on, among other things, the closing of the Proposed Business Combination.

Tax Receivable Agreement

At the closing of the Proposed Business Combination, the Company will enter into a Tax Receivable Agreement with the the Platinum Stockholder and the Stockholder Representative. The Tax Receivable Agreement will generally provide for the payment by the Company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Proposed Business Combination, as a result of the increase in tax basis of the intangible assets of Highway Toll Administration LLC (“HTA”) resulting from the acquisition of HTA by Verra Mobility Corporation prior to the Proposed Business Combination. The Company generally will retain benefit of the remaining 50% of these cash savings.

Financing

Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of June 30, 2018, the Trust Account consisted of cash and treasury bills compliant with Rule 2a‑7.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward consummating a Business Combination. The Business Combination must be with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (less any deferred underwriting commissions and taxes payable on interest income earned) at the time of the Company signing a definitive agreement in connection with the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination, including the Proposed Business Combination.

The Company, after signing a definitive agreement for a Business Combination, is required to either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest income but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval, unless a vote is required by law or under NASDAQ rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. Currently, the Company will not redeem its public shares of common stock in an amount that would cause its net tangible assets to be less than $5,000,001. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination. For business and other reasons, the Company has elected to provide its stockholders with the opportunity to have their public shares redeemed in connection with a stockholder vote to approve the Proposed Business Combination rather than a tender offer.

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

2.       Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2018 and the results of operations and cash flows for the period presented. Operating results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 14, 2018.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended June 30, 2018		For the Six Months Ended June 30, 2018
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$(905,293)	$(642,996)	$1,595	$(747,980)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income/(loss) per share	$(0.02)	$(0.06)	$0.00	$(0.07)

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

Accordingly, at June 30, 2018,  38,294,216  of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more than likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of income and comprehensive income. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. The Company incurred $18,494 for the payment of interest and penalties through June 30, 2018.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of six months or less to be cash equivalents. The Company continually monitors its positions with and the credit quality of the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments and Cash Held in Trust Account

At June 30, 2018, the Company had $404,611,945 in the Trust Account which may be utilized for Business Combinations. At June 30, 2018, the Trust Account consisted of both cash and treasury bills.

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

In addition, at June 30, 2018 and December 31, 2017, the Company had current liabilities of $3,097,932 and $198,119, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2018 and amounts are continuing to accrue. On June 30, 2018 and December 31, 2017, the Company had working capital of ($2,665,297) and $763,663, respectively. Additionally, interest earned on the funds held in the Trust Account may be released to the Company to fund its Regulatory Withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay its franchise and income taxes.

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

For the period commencing January 12, 2017 through June 30, 2018 the Company has paid the affiliate $352,258.

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

6.       Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rate is estimated at 24.66%. The provision for income taxes for the six months ended June 30, 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended June 30, 2018. At June 30, 2018, the Company has no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.       Investments and cash held in Trust

At June 30, 2018, investment securities in the Company’s Trust Account consist of $404,609,948 in United States Treasury Bills and $1,997 in cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	June 30,	Active Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	404,611,945	404,611,945	—	—
Total	$404,611,945	$404,611,945	$—	$—

9.       Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At June 30, 2018, there were 40,000,000 shares of Class A common stock (inclusive of the 38,294,216   shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At June 30, 2018, there were no shares of preferred stock issued and outstanding.

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

Recent Developments

Proposed Verra Mobility Business Combination

On June 21, 2018, the Company, First Merger Sub, Second Merger Sub, Greenlight and the Stockholder Representative entered into the Merger Agreement, which provides for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Proposed Business Combination”). As a result of the First Merger, the Company will own 100% of the outstanding common stock of Greenlight and each share of common stock of Greenlight will be cancelled and converted into the right to receive a portion of the consideration. As a result of the Second Merger, the Company will own 100% of the outstanding interests in the Second Merger Sub. Following the closing of the Proposed Business Combination, the Company will own, directly or indirectly, all the stock of Greenlight and its subsidiaries and the Greenlight Stockholders will hold a portion of the Company's Class A common stock.

The Merger Agreement

The consideration to be paid to the Greenlight Stockholders will be a combination of cash and stock, as calculated pursuant to the terms of the Merger Agreement and certain other transaction documents contemplated thereby. Pursuant to the Merger Agreement, the aggregate consideration payable to the Greenlight Stockholders will consist of (i) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), and (ii) shares of newly-issued Class A common stock equal to the Closing Number of Securities (as defined in the Merger Agreement). The merger consideration payable to the Greenlight Stockholders is also subject to adjustment based on Greenlight’s working capital, cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement. Based upon assumed net indebtedness of approximately $852 million (after giving effect to the partial repayment of existing indebtedness), the aggregate merger consideration to be paid by the Company is expected to be approximately $2.3 billion.

In addition to the consideration to be paid at the closing of the transaction contemplated by the Merger Agreement, certain of the Greenlight Stockholders will be entitled to receive additional earn-out payments from the Company of up to an aggregate of 10 million shares of Class A common stock, if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the closing of the Mergers.

Consummation of the Transactions contemplated by the Merger Agreement is subject to customary closing conditions as well as specified cash availability conditions. The Merger Agreement also contains customary representations and warranties and may be terminated by the parties thereto as specified therein.

In order to facilitate the Proposed Business Combination, the Sponsor has agreed to the cancellation of 3,478,261 of its Founder Shares and the Company has agreed to the purchase of shares of Class A common stock by the participants in the Private Placement (as defined below) (pursuant to the subscription agreements entered into in connection therewith) at a discounted price of $9.20.

Private Placement Subscription Agreements

On June 21, 2018, the Company entered into subscription agreements with certain investors, including the Sponsor, pursuant to which the investors have agreed to purchase in the aggregate 43,478,261 shares of Class A common stock in a private placement for $9.20 per share (the “Private Placement”). The anticipated gross proceeds from the Private Placement of approximately $400,000,000 will be used to partially fund the cash consideration to be paid to the Greenlight Stockholders.  The Private Placement is conditioned on, among other things, the closing of the Proposed Business Combination.

Tax Receivable Agreement

At the closing of the Proposed Business Combination, the Company will enter into a Tax Receivable Agreement with the the Platinum Stockholder and the Stockholder Representative. The Tax Receivable Agreement will generally provide for the payment by the Company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Proposed Business Combination, as a result of the increase in tax basis of the intangible assets of HTA resulting from the acquisition of HTA by Verra Mobility Corporation prior to the Proposed Business Combination. The Company generally will retain benefit of the remaining 50% of these cash savings.

Results of Operations

For the six months ended June 30, 2018, we had a  net loss of ($746,385). Our business activities during the quarter mainly consisted of identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by January 19, 2019. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a  Business Combination.

As indicated in the accompanying unaudited consolidated financial statements, at June 30, 2018, we had approximately $168,794 in cash and deferred offering costs of $14,000,000. Further, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Business Combination, including the Proposed Business Combination, will be successful.

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

As of June 30, 2018 and December 31, 2017, we had cash held outside of the Trust Account of approximately $168,794 and $826,201, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our Regulatory Withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay our franchise and income taxes.

At June 30, 2018 and December 31, 2017, the Company had current liabilities of $3,097,932 and $198,119, respectively, largely due to amounts owed to professionals, consultants, advisors and others who are working on seeking a Business Combination as described in Note 1. Such work is continuing after June 30, 2018 and amounts are continuing to accrue. On June 30, 2018 and December 31, 2017, the Company had working capital of ($2,665,297) and $763,663, respectively.

We intend to use substantially all of the funds held in the Trust Account, including interest (which interest shall be net of Regulatory Withdrawals and taxes payable) to consummate our Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of shares of our Common Stock upon completion of a Business Combination. See “Recent Developments—Private Placement Subscription Agreements.” Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our Business Combination, the remaining proceeds held in our Trust Account, if any, will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy. Following the closing of the Proposed Business Combination, we do not expect there to be remaiing proceeds in our Trust Account.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at June 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

At June 30, 2018 and December 31, 2017, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminates upon the earlier of the completion of a Business Combination or the liquidation of the Company.

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

Accordingly, at June 30, 2018,  38,294,216   of the 40,000,000 public shares are classified outside of permanent equity at their redemption value.

Net income/(loss) per common share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stocks. Net loss per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At June 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the six months ended June 30, 2018 consisted solely of organizational activities and activities relating to our Public Offering and the identification of a target company for a  Business Combination. At June 30, 2018, $404,611,945 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At June 30, 2018, investment securities in the Company’s Trust Account consist of $404,609,948 and in United States Treasury Bills and $1,997 in cash. At June 30, 2018, the effective annualized interest rate payable on our investments was approximately  1.45%.

We have not engaged in any hedging activities during the six months ended June 30, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

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

As of the date of this Quarterly Report on Form 10‑Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K filed on March 14, 2018 with the SEC; however, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For further discussion of potential risks or uncertainties related to the Proposed Business Combination, please see “Risk Factors” in our Preliminary Proxy Statement on Schedule 14A filed with the SEC on July 12, 2018 (as amended).

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

At June 30, 2018, after giving effect to our Public Offering and our operations subsequent thereto, approximately $404,611,945 was held in the Trust Account, and we had approximately $168,794 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10‑Q.

Exhibit Number	Description
2.1

Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8‑K filed with the SEC on June 21, 2018).

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

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8‑K filed with the SEC on June 21, 2018).
10.2	Form of Tax Receivable Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8‑K filed with the SEC on June 21, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Gores Holdings II, Inc.for the quarter ended June 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income,  (iii) Statements of Changes in Shareholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GORES HOLDINGS II, INC.

Date: August 10, 2018	By:	/s/ Mark Stone
Mark Stone
Chief Executive Officer
(Principal Executive Officer)