Form 10-Q
period 2018-09-30
VERRA MOBILITY Corp
filed 2018-11-08
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number: 001‑37979

VERRA MOBILITY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81‑3563824
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1150 North Alma School Road	85201
Mesa, Arizona 85201	(Zip Code)
(Address of principal executive offices)

(480) 443-7000 (Registrant’s telephone number, including area code)

Gores Holdings II, Inc., 9800 Wilshire Boulevard, Beverly Hills, California 90212 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO ☒

As of November 8, 2018, there were 156,056,642 shares of the Company’s Class A common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

On June 21, 2018, Gores Holdings II, Inc. (“Gores”), AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores (“First Merger Sub”), AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”), and PE Greenlight Holdings, LLC entered into an Agreement and Plan of Merger as amended on August 23, 2018 by that certain Amendment No. 1 to Agreement and Plan of Merger (as amended, the “Merger Agreement”), which provides for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the closing of the Merger on October 17, 2018 (the “Closing”), the Company changed its name from Gores Holdings II, Inc. to Verra Mobility Corporation, Second Merger Sub changed its name from AM Merger Sub II, LLC to Verra Mobility Holdings, LLC and Verra Mobility Corporation owns, directly or indirectly, all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.  Unless otherwise stated, this report contains information about Gores before the Business Combination.

VERRA MOBILITY, INC.

(formerly known as GORES HOLDINGS II, Inc.)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION
(formerly known as GORES HOLDINGS II, Inc.)

Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$7,533	$826,201
Prepaid assets and deferred costs	196,216	135,581
Income tax receivable	—	—
Total current assets	203,749	961,782

Investments and cash held in trust account	405,993,367	402,735,815
Total assets	$406,197,116	$403,697,597

Liabilities and stockholders' equity
Current liabilities:
Accrued expenses, formation and offering costs	$4,912,958	$66,191
State franchise tax accrual	30,000	131,928
Total current liabilities	4,942,958	198,119

Deferred underwriting compensation	14,000,000	14,000,000
Income tax payable	—	806,445
Deferred income taxes, net	4,480	4,481
Total Liabilities	18,947,438	15,009,045

Commitments and contingencies:
Class A subject to possible redemption, 38,224,967 and 38,368,855 shares at September 30, 2018 and December 31, 2017, respectively at redemption value of $10 per share)	$382,249,670	$383,688,550

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares	—	—
Common Stock
Class A common stock, $0.0001 par value, 200,000,000 shares authorized with 1,775,033 and 1,631,145 shares issued and outstanding (excluding 38,224,967 and 38,368,855 shares subject to possible redemption) at September 30, 2018 and December 31, 2017, respectively.	178	163
Class F common stock, $0.0001 par value, 20,000,000 shares authorized with 10,000,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	1,000	1,000
Additional paid-in capital	5,054,157	3,615,292
Retained earnings (accumulated deficit)	(55,327)	1,383,547
Total stockholders' equity	5,000,008	5,000,002
Total liabilities and stockholders' equity	$406,197,116	$403,697,597

See accompanying notes to the unaudited, interim financial statements.

VERRA MOBILITY CORPORATION
(formerly known as GORES HOLDINGS II, Inc.)

Statements of Operations

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$—	$—	$—	$—
Professional fees and other expenses	(2,133,976)	(135,746)	(5,759,419)	(416,615)
State franchise taxes, other than income tax	(50,000)	(45,000)	(150,000)	(135,000)
Net loss from operations	(2,183,976)	(180,746)	(5,909,419)	(551,615)
Other income - interest income	1,491,487	983,012	4,489,039	2,047,422
Net income/(loss) before income taxes	(692,489)	802,266	(1,420,380)	1,495,807
Income tax provision	—	(547,582)	(18,494)	(547,582)
Net income (loss)	$(692,489)	$254,684	$(1,438,874)	$948,225

Net Income/(Loss) per ordinary share:
Class A ordinary shares - basic and diluted	$(0.01)	$0.01	$(0.01)	$0.03
Class F ordinary shares - basic and diluted	$(0.04)	$(0.01)	$(0.12)	$(0.02)

See accompanying notes to the unaudited, interim financial statements.

VERRA MOBILITY CORPORATION
(formerly known as GORES HOLDINGS II, Inc.)

Statements of Changes in Stockholders’ Equity

(Unaudited)

For the Nine Months Ended September 30, 2018
(Unaudited)

						Retained
					Additional	Earnings	Total
	Class A Ordinary Shares		Class F Ordinary Shares		Paid-in-	(accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	deficit)	Equity
Balance as of December 31, 2017	1,631,145	$163	10,000,000	$1,000	$3,615,292	$1,383,547	$5,000,002
Change in proceeds subject to possible redemption to 38,224,967 shares at redemption value	143,888	15	—	—	1,438,865	—	1,438,880
Net loss	—	—	—	—	—	(1,438,874)	(1,438,874)
Balance as of September 30, 2018	1,775,033	$178	10,000,000	$1,000	$5,054,157	$(55,327)	$5,000,008

See accompanying notes to the unaudited, interim financial statements.

VERRA MOBILITY CORPORATION

(formerly known as GORES HOLDINGS II, Inc.)

Statements of Cash Flows

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net (loss) income	$(1,438,874)	$948,225
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Changes in deferred income tax	—	337,797
Changes in receivable - related party	—	436
Changes in state franchise tax accrual	(101,928)	65,487
Changes in prepaid assets	(60,635)	(201,005)
Changes in deferred offering costs associated with public offering	—	414,606
Changes in income taxes payable	(806,446)	209,785
Changes in accrued expenses, formation and offering costs	4,441,767	(240,135)
Net cash provided by operating activities	2,033,884	1,535,196

Cash flows from investing activities
Cash deposited in Trust Account	—	(400,000,000)
Interest reinvested in Trust Account	(3,257,552)	(2,042,193)
Net cash used in investing activities	(3,257,552)	(402,042,193)

Cash flows from financing activities:
Proceeds from sale of Units in initial public offering	—	400,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	—	10,000,000
Repayment of notes and advances payable – related party	405,000	(150,000)
Payment of underwriter's discounts and commissions	—	(8,000,000)
Payment of accrued offering costs	—	(719,995)
Net cash provided by financing activities	405,000	401,130,005

Net (decrease) increase in cash and cash equivalents	(818,668)	623,008
Cash and cash equivalents-Beginning of period	826,201	3,185
Cash and cash equivalents-End of period	$7,533	$626,193

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$806,445	$—
Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$—	$14,000,000

See accompanying notes to the unaudited, interim financial statements.

VERRA MOBILITY CORPORATION

Notes to the Unaudited, Interim Financial Statements

1.	Organization and Business Operations

Organization and General

Verra Mobility Corporation, formerly known as Gores Holdings II, Inc. (the “Company”) was incorporated in Delaware on August 15, 2016. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses. The Company has neither engaged in any operations nor generated any operating revenue to date. The Company’s Sponsor is Gores Sponsor II, LLC, a Delaware limited liability company (the “Sponsor”). The Company has selected December 31st as its fiscal year-end.

At September 30, 2018, the Company had not commenced any operations. All activity for the period from August 15, 2016 (inception) through September 30, 2018 relates to the Company’s formation and initial public offering (“Public Offering”) described below. The Company completed the Public Offering on January 19, 2017 (the “IPO Closing Date”). The Company will not generate any operating revenues until after the completion of the Business Combination (as defined below), at the earliest. Subsequent to the Public Offering, the Company has generated non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Public Offering and the sale of the Private Placement Warrants (as defined below) held in the Trust Account (as defined below).

Verra Mobility Business Combination

On June 21, 2018, the Company, AM Merger Sub I, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of the Company (“First Merger Sub”), AM Merger Sub II, LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”) and PE Greenlight Holdings, LLC (the “Platinum Stockholder” or, in its capacity as the Stockholder Representative, the “Stockholder Representative”) entered into an Agreement and Plan of Merger Agreement (as it may be amended from time to time, the “Merger Agreement”), which provides for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). As a result of the First Merger, the Company will own 100% of the outstanding common stock of Greenlight and each share of common stock of Greenlight will be cancelled and converted into the right to receive a portion of the consideration. As a result of the Second Merger, the Company will own 100% of the outstanding interests in the Second Merger Sub. Following the closing of the Business Combination, the Company will own, directly or indirectly, all the stock of Greenlight and its subsidiaries and the stockholders of Greenlight as of immediately prior to the effective time of the First Merger (the “Greenlight Stockholders”) will hold a portion of the Company's Class A common stock. The Business Combination closed on October 17, 2018 (the “Closing”), at which time the Company changed its name from Gores Holdings II, Inc. to Verra Mobility Corporation. Second Merger Sub changed its name from AM Merger Sub II, LLC to Verra Mobility Holdings, LLC. Verra Mobility Corporation owns, directly or indirectly, all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

The Merger Agreement

The consideration payable to the Greenlight Stockholders is a combination of cash and stock, as calculated pursuant to the terms of the Merger Agreement and certain other transaction documents contemplated thereby. Pursuant to the Merger Agreement, the aggregate consideration payable to the Greenlight Stockholders will consist of (i) an amount in cash equal to the Closing Cash Payment Amount (as defined in the Merger Agreement), and (ii) shares of newly-issued Class A common stock equal to the Closing Number of Securities (as defined in the Merger Agreement). The merger consideration payable to the Greenlight Stockholders is also subject to adjustment based on Greenlight’s working capital, cash and indebtedness as of the closing date, among other adjustments contemplated by the Merger Agreement. Based upon assumed net indebtedness of approximately $852 million (after giving effect to the partial repayment of existing indebtedness), the aggregate merger consideration to be paid by the Company is approximately $2.3 billion.

In addition to the consideration to be paid at the closing of Business Combination, certain of the Greenlight Stockholders are entitled to receive additional earn-out payments from the Company of up to an aggregate of 10 million shares of Class A common stock, if the price of Class A common stock trading on the Nasdaq exceeds certain thresholds during the five-year period following the closing of the Mergers. The fair market value of the contingently issuable shares is estimated to be approximately $71.4 million.

In order to facilitate the Business Combination, the Sponsor agreed to the cancellation of 3,478,261 of its Founder Shares and the Company agreed to the purchase of shares of Class A common stock by the participants in the Private Placement (as defined below) (pursuant to the subscription agreements entered into in connection therewith) at a discounted price of $9.20.

Private Placement Subscription Agreements

On June 21, 2018, the Company entered into subscription agreements with certain investors, including the Sponsor, pursuant to which the investors have agreed to purchase in the aggregate 43,478,261 shares of Class A common stock in a private placement for $9.20 per share (the “Private Placement”). The gross proceeds from the Private Placement of approximately $400,000,000 were used to partially fund the cash consideration paid to the Greenlight Stockholders at Closing.

Tax Receivable Agreement

At the Closing of the Business Combination, the Company entered into a Tax Receivable Agreement (the “TRA”) with the Platinum Stockholder and the Stockholder Representative. The TRA generally provides for the payment by the Company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the Closing of the Business Combination, as a result of the increase in tax basis of the intangible assets of Highway Toll Administration LLC (“HTA”) resulting from the acquisition of HTA by Verra Mobility Corporation prior to the Business Combination. The Company generally will retain benefit of the remaining 50% of these cash savings. The estimated obligation to Platinum for the TRA is approximately $73 million.

Financing

Upon the IPO Closing Date and the sale of the Private Placement Warrants, an aggregate of $400,000,000 was placed in a Trust Account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

Trust Account

Funds held in the Trust Account can be invested only in U.S. government treasury bills with a maturity of one hundred and eighty (180) days or less or in money market funds meeting certain conditions under Rule 2a‑7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. As of September 30, 2018, the Trust Account consisted solely of money market funds compliant with Rule 2a‑7.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay income taxes, if any, none of the funds held in trust will be released until the earliest of: (i) the completion of the Business Combination; or (ii) the redemption of any public shares of common stock properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of such public shares of common stock if the Company had not completed the Business Combination within 24 months from the IPO Closing Date; or (iii) the redemption of 100% of the public shares of common stock if the Company was unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to the requirements of law and stock exchange rules. In connection with the Closing, the Company withdrew $406,591,570 of funds from the Trust Account to partially fund the Business Combination, pay transaction costs associated therewith and fund participant share redemptions.

Business Combination

Subsequent to the Closing, the Business Combination was accounted for as a reverse acquisition, under which Greenlight is considered the accounting acquirer and the Company is considered the accounting acquiree. Aggregate consideration of $2.3 billion included approximately $803 million of combined proceeds from the Company’s Trust Account and proceeds from the Private Placement as well as rollover indebtedness of $852 million and stock consideration of $664 million.

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

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2018 and the results of operations and cash flows for the period presented. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10‑K filed with the SEC on March 14, 2018.

Net Income/(Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Net income/(loss) per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2018, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income/(loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2018		For the Nine months Ended September 30, 2018
	Class A	Class F	Class A	Class F
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(255,703)	$(436,785)	$(254,108)	$(1,184,766)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net loss per share	$(0.01)	$(0.04)	$(0.01)	$(0.12)

	For the Three Months Ended September 30, 2017		For the Nine months Ended September 30, 2017
	Class A	Class F	Class A	Class F
Basic and diluted net income/(loss) per share:
Numerator:
Allocation of net income/(loss)	$400,350	$(145,666)	$1,183,343	$(235,118)

Denominator:
Weighted-average shares outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Basic and diluted net income/(loss) per share	$0.01	$(0.01)	$0.03	$(0.02)

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

Offering Costs

The Company complies with the requirements of the Accounting Standards Codification (“ASC”) 340‑10‑S99‑1 and SEC Staff Accounting Bulletin (SAB) Topic 5A — “Expenses of Offering.” Offering costs consisting principally of professional and registration fees incurred through the IPO Closing Date that were related to the Public Offering, totaling approximately $22,719,995, (including $22,000,000 in underwriter’s fees), were charged to stockholders’ equity upon completion of our Public Offering.

Redeemable Common Stock

As discussed in Note 3, all of the 40,000,000 shares of class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s charter. In accordance with ASC 480, Distinguishing Liabilities from Equity, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital.

Accordingly, at September 30, 2018, 38,224,967 of the 40,000,000 public shares were classified outside of permanent equity at their redemption value. In connection with the Closing of the Business Combination, 325,269 shares were redeemed at an average redemption price of $10.16 per share.

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

The Company accounts for uncertainty in income taxes by recognizing the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, the Company is required to make many subjective assumptions and judgments regarding income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to the Company's subjective assumptions and judgments, which can materially affect amounts recognized in the balance sheets and statements of income and comprehensive income. The Company recognizes accrued interest and penalties related to unrecognized tax liabilities as income tax expense. The Company incurred $18,494 for the payment of interest and penalties through September 30, 2018.

The Company may be subject to potential examination by U.S. federal, state or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income amounts in various tax jurisdictions and compliance with U.S. federal, states or foreign tax laws.

The Company is incorporated in the State of Delaware and is required to pay franchise taxes to the State of Delaware on an annual basis.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of nine months or less to be cash equivalents. The Company continually monitors its positions with and the credit quality of the financial institutions with which it invests. As of the balance sheet date, and periodically throughout the year, the Company has maintained balances in various operating accounts in excess of federally insured limits.

Investments and Cash Held in Trust Account

At September 30, 2018, the Company had $405,993,367 in the Trust Account which may be utilized for Business Combinations. At September 30, 2018, the Trust Account consisted solely of money market funds.

At September 30, 2018 and December 31, 2017, the Company had current liabilities of $4,942,958 and $198,119, respectively, largely due to amounts owed to professionals, consultants, advisors and others working on the Business Combination as described in Note 1. Such work continued after September 30, 2018 through the transaction Closing Date. On September 30, 2018 and December 31, 2017, the Company had working capital of ($4,739,108) and $763,663, respectively. Interest earned on the funds held in the Trust Account may be released to the Company to fund its regulatory withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay its franchise and income taxes.

In connection with the Closing, the Company withdrew $406,591,570 of funds from the Trust Account to partially fund the Business Combination, pay transaction costs associated therewith and fund participant share redemptions.

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

On October 23, 2018, the Company filed a registration statement on Form S-3 related, among other things, to the issuance by the Company of up to 13,333,301 shares of its Class A common stock issuable upon the exercise of the outstanding Warrants. The Company is not obligated to deliver any shares of its Class A common stock pursuant to the exercise of a Warrant and will have no obligation to settle such Warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the Warrants is then effective and a prospectus relating thereto is current. Once the Warrants become exercisable, the Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant, if: (i) the Company provides not less than 30 days’ prior written notice of redemption to each Warrant holder; and (ii) the last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading-day period ending on the third business day prior to the date the Company sends the notice of redemption to the Warrant holder.

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

The Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be exercised on a cashless basis and are not redeemable so long as they are held by the Sponsor or its permitted transferees.

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

On July 6, 2018, the Sponsor made available to the Company an advance of up to $500,000 to be used for on-going operational expenses and certain other expenses in connection with the Business Combination.  The advance was unsecured, non-interest bearing and was due on the date on which the Company consummated the Business Combination. As of September 30, 2018, the amount advanced by Sponsor to the Company was $405,000. The advance was repaid in full upon the completion of the Business Combination.

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

For the period commencing January 12, 2017 through September 30, 2018, the Company has paid the affiliate $412,258.

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

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The Company’s effective tax rate is estimated at 24.66%. The provision for income taxes for the nine months ended September 30, 2018 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax income primarily because of state income taxes.

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

The Company has evaluated tax positions taken or expected to be taken in the course of preparing the financial statements to determine if the tax positions are “more likely than not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more likely than not” threshold would be recorded as a tax benefit or expense in the current year. The Company has concluded that there was no impact related to uncertain tax positions on the results of its operations for the period ended September 30, 2018. At September 30, 2018, the Company had no accrued interest or penalties related to uncertain tax positions. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s conclusions regarding tax positions will be subject to review and may be adjusted at a later date based on factors including, but not limited to, ongoing analyses of tax laws, regulations, and interpretations thereof.

7.	Investments and cash held in Trust

At September 30, 2018, investment securities in the Company’s Trust Account consisted of $405,993,367 in United States Treasury Bills. At December 31, 2017, investment securities in the Company’s Trust Account consisted of $402,731,591 in United States Treasury Bills and $4,224 in cash.  The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with FASB ASC 320, Investments - Debt and Equity Securities. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

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

The following table presents information about the Company’s assets that were measured at fair value on a recurring basis at September 30, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	September 30,	Active Markets	Inputs	Inputs
Description	2018	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	$405,993,367	$405,993,367	$-	$-
Total	$405,993,367	$405,993,367	$-	$-

			Significant	Significant
			Other	Other
		Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2017	(Level 1)	(Level 2)	(Level 3)
Investments and cash held in Trust Account	402,735,815	402,735,815	—	—
Total	$402,735,815	$402,735,815	$—	$—

9.	Stockholders’ Equity

Common Stock

The Company is authorized to issue 220,000,000 shares of common stock, consisting of 200,000,000 shares of Class A common stock, par value $0.0001 per share and 20,000,000 shares of Class F common stock, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share of common stock and vote together as a single class. At September 30, 2018, there were 40,000,000 shares of Class A common stock (inclusive of the 38,224,967 shares subject to redemption) and 10,000,000 shares of Class F common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At September 30, 2018, there were no shares of preferred stock issued and outstanding.

10.	Subsequent Events

As described in Note 1, the Company completed the Business Combination on October 17, 2018, following stockholder approval. The following unaudited pro forma results of operations and earnings per share for the nine months ended September 30, 2018 and 2017 assumes the Business Combination was complete at the beginning of the periods presented. The pro forma results include adjustments to reflect the removal of transaction-related costs and interest earned on proceeds deposited in the Trust Account.

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Revenue	$275,040,308	$168,945,781
Income from operations	31,809,670	(3,059,183)
Net loss before income tax benefit	(14,716,829)	(13,140,139)
Net loss	(13,238,819)	(9,983,982)

Earnings per share – basic and diluted	$(0.08)	$(0.06)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q covers a period prior to the closing of the Business Combination. As a result, references in this report to “we,” “us,” or the “Company” refer to the registrant prior to the closing of the Business Combination, unless the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors prior to the closing of the Business Combination (unless the context requires otherwise) and references to the “Sponsor” refer to Gores Sponsor II LLC, a Delaware limited liability company. The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10‑Q including, without limitation, statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report on Form 10‑Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q may include, for example, statements about:

•	the benefits of the Business Combination;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Business Combination;
•	our future financial performance;
•	changes in the markets in which we compete; and
•	our expansion plans and opportunities.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the sections entitled “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2018 and our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 2, 2018. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

We are a former blank check company incorporated on August 15, 2016 under the name Gores Holdings II, Inc. as a Delaware corporation and formed for the purpose effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. After the closing of our Business Combination on October 17, 2018 (the “Closing Date”), we changed our name to Verra Mobility Corporation and became a holding company whose assets primarily consist of shares of our direct and indirect subsidiaries. We effectuated our Business Combination using a combination of the cash from the proceeds of our initial public offering on January 19, 2017 (the “Public Offering”), the gross proceeds from a private placement that occurred simultaneously with the completion of the Business Combination and newly issued shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Stock”).

Recent Developments

Our Business Combination

On October 17, 2018, we consummated the previously announced business combination pursuant to the Merger Agreement, which provided for: (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub with Second Merger Sub continuing as the surviving entity.

As a result of the First Merger, we own 100% of the outstanding common stock of Greenlight and each share of common stock of Greenlight was cancelled and converted into the right to receive a portion of the consideration payable in connection with the Merger. As a result of the Second Merger, we own 100% of the outstanding interests in the Second Merger Sub. In connection with the closing of the Business Combination, we own, directly or indirectly, 100% of the stock of Greenlight and its subsidiaries.

The aggregate consideration paid by us in the Merger consisted of (i) approximately $610.0 million in cash and (ii) 66,381,911 newly issued shares of our Class A Stock. See Note 1 to our Financial Statements for a description of the Merger and the terms of the Merger Agreement.

Private Placement

In connection with the Closing, and pursuant to the terms of those certain subscription agreements dated June 21, 2018, certain accredited investors (as defined by Rule 501 of Regulation D), including the Sponsor, purchased in the aggregate 43,478,261 shares of our Class A Stock in a private placement for $9.20 per share (the “Private Placement”). The gross proceeds from the Private Placement of approximately $400,000,000 were used to partially fund the cash consideration paid in the Merger.

Tax Receivable Agreement

On the Closing Date, pursuant to the terms of the Merger Agreement, we entered into that certain Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Platinum Stockholder and the Stockholder Representative. The Tax Receivable Agreement generally provides for the payment by us to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the Closing as a result of the increase in the tax basis of the intangible assets of Highway Toll Administration LLC (“HTA”) resulting from the acquisition of HTA in March 2018. We generally will retain the benefit of the remaining 50% of these cash savings.

S-3 Registration Statement

On the Closing Date, we entered into that certain Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”) with the Sponsor, the Greenlight Stockholders, Mr. Randall Bort, Mr. William Patton and Mr. Jeffrey Rea.  Pursuant to the terms of the Registration Rights Agreement, on October 23, 2018, we filed a shelf registration statement on Form S-3 registering the resale of certain registrable securities, including the Private Placement Warrants (defined below) and shares of Class A Stock issued or issuable as earn-out shares to the Greenlight Stockholders pursuant to the terms of the Merger Agreement.

Results of Operations

Through September 30, 2018, our efforts were limited to organizational activities, activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, conducting due diligence, structuring and negotiating the Merger, and activities relating to general corporate matters. Prior to the closing of our Business Combination, we did not generate any income other than interest income earned on the proceeds held in the Trust Account.

For the three months ended September 30, 2018, we had a net loss of ($692,489), which consists of professional fees and other expenses in the amount of ($2,133,976), state franchise taxes, other than income tax, of ($50,000), interest income on marketable securities held in the Trust Account of $1,491,487 and a provision for income taxes of $0.

For the nine months ended September 30, 2018, we had a net loss of ($1,438,874), which consists of professional fees and other expenses in the amount of ($5,759,419), state franchise taxes, other than income tax, of ($150,000), interest income on marketable securities held in the Trust Account (as defined below) of $4,489,039 and a provision for income taxes of ($18,494).

As indicated in the accompanying unaudited consolidated financial statements, at September 30, 2018, we had approximately $7,533 in cash and deferred offering costs of $14,000,000.

Liquidity and Capital Resources

In August 2016, our Sponsor purchased an aggregate of 10,781,250 shares of the Company’s Class F common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.002 per share. Subsequently, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On February 27, 2017, following the expiration of the unexercised portion of the underwriter’s over-allotment option, our Sponsor forfeited 781,250 Founder Shares so that the remaining Founder Shares held by our Initial Stockholders represented 20.0% of the outstanding shares upon completion of our Public Offering.

On January 19, 2017, we consummated our Public Offering of 40,000,000 Units at a price of $10.00 per Unit, including 2,500,000 Units as a result of the underwriter’s partial exercise of their over-allotment option, generating gross proceeds of $400,000,000. On the closing date of our Public Offering (the “IPO Closing Date”), we completed the private sale of an aggregate of 6,666,666 warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share (the “Private Placement Warrants”), to our Sponsor, at a price of $1.50 per Private Placement Warrant, generating gross proceeds, before expenses, of $10,000,000. After deducting the underwriting discounts and commissions (excluding the Deferred Discount (as defined below)) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,100,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account. The amount of proceeds not deposited in the Trust Account was $1,100,000 at the IPO Closing Date. Interest earned on the funds held in the Trust Account may be released to us to fund our regulatory withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay our franchise and income taxes.

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

On July 6, 2018, the Sponsor made available to the Company an advance of up to $500,000 to be used for on-going operational expenses and certain other expenses in connection with the Business Combination.  The advance was unsecured, non-interest bearing and was due on the date on which the Company consummated the Business Combination. As of September 30, 2018, the amount advanced by Sponsor to the Company was $405,000. The advance was repaid in full upon the completion of the Business Combination.

As of September 30, 2018 and December 31, 2017, we had cash held outside of the Trust Account of approximately $7,533 and $826,201, respectively, which is available to fund our working capital requirements. Additionally, interest earned on the funds held in the Trust Account may be released to us to fund our regulatory withdrawals (subject to an annual limit of $750,000, for a maximum of 24 months) and/or to pay our franchise and income taxes.

At September 30, 2018 and December 31, 2017, we had current liabilities of $4,942,857 and $198,119, respectively, largely due to amounts owed to professionals, consultants, advisors and others related to the Business Combination. Such work continued after September 30, 2018 and amounts continued to accrue through the Closing. On September 30, 2018 and December 31, 2017, the Company had working capital of ($4,739,108) and $763,663, respectively.

We used substantially all of the funds held in the Trust Account to complete our Business Combination on October 17, 2018. Funds held in the Trust Account were also used to fund the redemption of common stock.

Off-balance sheet financing arrangements

We had no obligations, assets or liabilities which would be considered off-balance sheet arrangements at September 30, 2018. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We had not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial agreements involving assets.

Contractual obligations

At September 30, 2018 and December 31, 2017, we did not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities. In connection with the Public Offering, we entered into an administrative services agreement to pay monthly recurring expenses of $20,000 to The Gores Group for office space, utilities and secretarial support. The administrative services agreement terminated upon the Closing of the Business Combination.

The underwriter is entitled to underwriting discounts and commissions of 5.5%, of which 2.0% ($8,000,000) was paid at the IPO Closing Date, and 3.5% ($14,000,000) was deferred (the “Deferred Discount”). The Deferred Discount was paid in full to the underwriter upon the Closing of the Business Combination.

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

Offering costs

We comply with the requirements of ASC 340‑10‑S99‑1 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consisting principally of professional and registration fees incurred through the IPO Closing Date that were related to the Public Offering, totaling approximately $22,719,995, (including $22,000,000 in underwriter’s fees), were charged to stockholders’ equity upon completion of our Public Offering.

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

Accordingly, at September 30, 2018, 38,224,967 of the 40,000,000 public shares were classified outside of permanent equity at their redemption value.

Net income/(loss) per common share

At September 30, 2018 the Company had two classes of shares, which are referred to as Class A common stock and Class F common stock. Net loss per common share is computed utilizing the two-class method. The two-class method is an earnings allocation formula that determines earnings per share separately for each class of common stock based on an allocation of undistributed earnings per the rights of each class. At September 30, 2018, the Company did not have any dilutive securities or other contracts that could potentially be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted net income/(loss) per common share is the same as basic net income/(loss) per common share for the period.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (Topic 842) "Leases." Topic 842 supersedes the lease recognition requirements in Accounting Standards Codification (ASC) Topic 840, "Leases." Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. Leases will continue to be classified as either finance or operating line items. Topic 842 is effective for annual reporting periods and interim periods within those years beginning after December 15, 2018. Early adoption by public entities is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. We are currently in the process of evaluating the impact of the adoption of ASU 2016-02 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. Our business activities for the nine months ended September 30, 2018 consisted solely of organizational activities and activities relating to our Public Offering and the Business Combination. At September 30, 2018, $405,993,367 (including accrued interest and subject to reduction by the Deferred Discount due at the consummation of the Business Combination) was held in the Trust Account for the purposes of consummating our Business Combination. At September 30, 2018, investment securities in the Company’s Trust Account consisted of $405,993,367 in money market funds. At September 30, 2018, the effective annualized interest rate payable on our investments was approximately 1.57%.

We have not engaged in any hedging activities during the nine months ended September 30, 2018. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a‑15 and 15d‑15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10‑K filed with the SEC on March 14, 2018, or our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 2, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Other than the risk factors disclosed in our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 2, 2018, which are incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K filed on March 14, 2018 with the SEC.  We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For further discussion of potential risks or uncertainties related to the Business Combination, please see “Risk Factors” in our Definitive Proxy Statement on Schedule 14A filed with the SEC on October 2, 2018.

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

Prior to the IPO Closing Date, we completed the private sale of an aggregate of 6,666,666 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds, before expenses, of $10,000,000. The Private Placement Warrants are substantially similar to the Warrants underlying the Units issued in our Public Offering, except that the Private Placement Warrants may be exercised on a cashless basis and are not redeemable so long as they are held by our Sponsor or its permitted transferees.

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

After deducting the underwriting discounts and commissions (excluding the Deferred Discount, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $401,100,000, of which $400,000,000 (or $10.00 per share sold in the Public Offering) was placed in a trust account in the United States with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”).

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

At September 30, 2018, after giving effect to our Public Offering and our operations subsequent thereto, approximately $405,993,367 was held in the Trust Account, and we had approximately $7,533 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8‑K filed with the SEC on August 24, 2018).

3.1

Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8‑K filed with the SEC on October 22, 2018).

3.2	Amended and restated Bylaws of Verra Mobility Corporation (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8‑K filed with the SEC on October 22, 2018).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed with the Form S‑1 filed by the Registrant on December 9, 2016).

4.2	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed with the Form S‑1 filed by the Registrant on December 9, 2016).

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

Exhibit 101

The following financial statements from the Quarterly Report on Form 10-Q of Verra Mobility Corporation for the quarter ended September 30, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRA MOBILITY CORPORATION

Date: November 8, 2018	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)