Form 10-K
period 2018-12-31
VERRA MOBILITY Corp
filed 2019-03-18
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________.

Commission File Number 001-37979

VERRA MOBILITY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	81‑3563824
(State of Incorporation)	(I.R.S. Employer Identification No.)

1150 North Alma School Road Mesa, Arizona	85201
(Address of Principal Executive Offices)	(Zip Code)

(480) 443-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 Par Value Per Share	Nasdaq Capital Market
Warrants to purchase Class A Common Stock

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐  No    ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the Registrant on June 30, 2018, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $357,382,596 (35,210,108 shares at a closing price per share of $10.15).

As of March 13, 2019, the Registrant had 156,056,642 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the Registrant’s definitive Proxy Statement to be filed in connection with the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. The Proxy Statement will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Registrant’s fiscal year ended December 31, 2018. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2018

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, product, service, and technology offerings, market conditions, growth and trends, expansion plans and opportunities and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part I, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can’t guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K or to conform these statements to actual results or revised expectations.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted.

Explanatory Note

Verra Mobility Corporation, formerly known as Gores Holdings II, Inc. (“Gores”) was originally incorporated in Delaware on August 15, 2016 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On June 21, 2018, Gores, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores (“First Merger Sub”), AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”), and PE Greenlight Holdings, LLC entered into an Agreement and Plan of Merger as amended on August 23, 2018 by that certain Amendment No. 1 to Agreement and Plan of Merger (as amended, the “Merger Agreement”), which provides for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the closing of the Business Combination on October 17, 2018 (the “Closing Date”), the Registrant changed its name from Gores Holdings II, Inc. to Verra Mobility Corporation, changed its trading symbols on Nasdaq from “GSHT,” and “GSHTW,” to “VRRM” and “VRRMW,” and Second Merger Sub changed its name from AM Merger Sub II, LLC to Verra Mobility Holdings, LLC. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Greenlight is considered the accounting acquirer (and legal acquiree) and Verra Mobility Corporation is considered the accounting acquiree (and legal acquirer). Our financial statement presentation includes the financial statements of Greenlight and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Verra Mobility Corporation, including the consolidation of Verra Mobility Holdings, LLC and its subsidiaries, for periods from and after the Closing Date.

PART I

Item 1. Business

Overview

We are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. We provide integrated technology solutions and services which include toll and violations management, title and registration, automated safety solutions, and other data driven solutions to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts and violation issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Based in Mesa, Arizona, we operate through two primary segments – Commercial Services and Government Solutions. Through our Commercial Services segment, we believe we are the market leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in the United States and Canada. In Europe, we work with violation issuing authorities and specialize in the identification, notification, and collection of unpaid traffic, parking, and public transportation related violations incurred by vehicles registered in a country other than that in which the violation occurred. Through our Government Solutions segment, we believe we are the market leading provider of automated safety solutions to municipalities, counties, school districts and law enforcement agencies (which are collectively referred to herein as “local government agencies”), including services and technology that enable photo enforcement via road safety camera programs related to red light, speed, school bus, and city bus lanes.

Segments

Commercial Services (also referred to as Tolling & Fleet)

Our Commercial Services segment generated approximately $222.6 million in revenue for 2018, or approximately 60% of our total revenue. The Commercial Services segment is the market leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in North America. Through our established relationships with more than 50 individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing a value-added convenience for vehicle drivers and benefits to the tolling and issuing authorities. Without our toll and violations management solutions, our customers would bear the expense and administrative burden of matching tolls or violations to the responsible vehicle and driver, and then either transferring liability or paying the fee or fine directly (for which it may then need to bill the driver) – in either case within specified time periods to avoid the potential imposition of penalties. We mitigate these risks by ensuring timely payment for tolls and violations incurred by our customers’ vehicles or by performing timely transfers of liability on our customers’ behalf, and then billing and collecting from the driver as applicable. We also manage regional toll transponder installation and vehicle association, an especially critical and highly complex component for RAC and FMC customers, to ensure that the transponder (and associated toll transactions) are associated with the correct vehicle.

We have long-standing relationships with the three largest RACs in the United States – The Hertz Corporation, Avis Budget Group and Enterprise Holdings, Inc. – among others, as well as the six largest FMCs in the United States, which are Element, ARI, Enterprise Fleet Management, Wheels, LeasePlan and Donlen. We provide coverage for more than 95% of all toll roads in the United States and currently one toll road in Canada, processing more than 200 million toll transactions and 2.2 million traffic violations in 2018. Following the acquisition of Euro Parking Collection (“EPC”) in April 2018, we extended our customer base to include violation issuing authorities in Europe and expanded our commercial services to include identification, notification, and collection of unpaid traffic, parking, and public transportation related violations incurred by vehicle drivers not originating in the country where the violation occurred.

Government Solutions

Our Government Solutions segment generated approximately $147.5 million in revenue for 2018, or approximately 40% of our total revenue. This segment works with local government agencies to help make cities and roadways safer for everyone through automated safety solutions. We provide local government agencies with road safety cameras to detect and process traffic violations for red light, speed, school bus, and city bus lanes. Our proprietary hardware and software technologies provide local government agencies the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we own, install, maintain, and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner. Additionally, upon law enforcement’s determination that a violation has occurred, we manage the citation mailing, billing, and other administrative tasks on behalf of many of our customers.

We are a critical partner to local government agencies across the United States, helping to facilitate and increase public safety, enhance law enforcement officer safety and act as a police force multiplier by allowing law enforcement to focus on serious crimes rather than routine traffic violations. We currently have more than 4,400 red light, speed, school bus and city bus lane road safety cameras installed across approximately 200 jurisdictions and school districts in 17 states, the District of Columbia and one Canadian province. On an annual basis, we process approximately 8.5 million violations on behalf of our municipality and school district customers, including New York City, Seattle, Washington D.C., Austin Independent School District, Chicago, Orlando, Dallas and Atlanta Independent School System.

Recent Developments

We completed the strategic acquisitions of Highway Toll Administration (“HTA”) and EPC in March and April of 2018, respectively, which expanded the market presence of our Commercial Services segment.

HTA

Founded in 2002, HTA is a provider of toll management solutions to customers in the United States RAC industry, offering services similar to our toll management services. HTA’s largest customer relationships were with Avis Budget Group and Enterprise Holdings Inc., in addition to other RACs such as Advantage, Silvercar and Sixt. Prior to the acquisition, there was no customer overlap for the same product between us and HTA, allowing for significant customer diversification and growth through the combination.

EPC

Founded in 1988 with operations in London and Budapest, EPC built an established presence with issuing authorities in approximately 15 European countries. Issuing authorities are primarily comprised of public and police authorities, councils, municipalities, national government agencies, toll road operators and private parking companies. EPC services approximately 450 customers in more than 18 languages and more than 10 currencies while working with approximately 30 different vehicle licensing authorities and issuing to vehicle owners or drivers in more than 130 countries. EPC’s European presence, integration with issuing authorities, and expansive billing and customer service capabilities offer us a platform to expand into Europe for RAC and FMC customers.

The Industries in Which We Operate

Tolling

Tolling is an important feature of the United States transportation landscape, with United States tolling authorities collecting more than $13.8 billion in toll revenues in 2015. In 2015, drivers took more than 5.7 billion trips on United States tolled roads and crossings. As a result, tolling is one of the most effective and equitable ways to pay for highway infrastructure. In addition to the overall growth in tolling as reflected in the U.S. Department of Transportation Federal Highway Administration’s tracking of total toll bridge, tunnel and road mileage, there is also a growing movement towards cashless and all-electronic tolling, which allows for more convenient, accurate and reliable processing and collection of toll incurrence fees and mitigates congestion on toll roads. The tolling industry is highly fragmented and complex as it is comprised of more than 50 tolling authorities, each operating as independent organizations with specific coverage regions and disparate technology platforms.

Commercial Fleet

Our Commercial Services customers consist of RACs, FMCs and other large fleet owners. The $30 billion United States RAC industry is highly consolidated, with three companies accounting for a significant majority of United States RAC revenues in 2018. In addition to these larger nationwide RACs, smaller independent companies operate regionally throughout the United States. The industry is currently being driven by an increase in the average number of days a vehicle is rented. The industry is also being impacted by the rapid growth in the ride sharing market through recent partnerships with ride share providers like Uber and Lyft to rent vehicles to their independent drivers, leading to additional rental transactions. Management believes the European RAC market, while more fragmented than the U.S. market, is large in size. According to Automotive Fleet Magazine, there are approximately 6.4 million fleet vehicles in the United States, approximately 3 million of which are under management by FMCs. The fleet industry in North America is primarily centered on vocational vehicles utilized for transporting people along with the tools, parts and equipment required to perform their jobs, largely insulating the industry from disruptions caused by today’s ride share and car share services. In Europe, the FMC market is estimated to be more than 6 million vehicles, with over half under management by the top five European FMCs.

Automated Safety

As the number of vehicle miles traveled continues to increase and cities and municipalities struggle to deal with the challenges of managing traffic enforcement, red-light, speed and school bus stop arm cameras continue to play a prominent role in comprehensive safety initiatives. According to the National Highway Traffic Safety Administration, speeding and red-light running cause nearly 11,000 fatalities each year.  Studies from organizations like the Insurance Institute for Highway Safety (“IIHS”) have found cameras to be an effective tool for law enforcement and other agencies to reduce the number of traffic-related violations, collisions, injuries and fatalities. A 2013 IIHS study found that red-light cameras reduce fatalities by 24%, and a 2015 IIHS study found that speed cameras reduced incapacitating or fatal crashes by as much as 39%. Additionally, programs like Vision Zero, a collaborative campaign helping communities reach their goals of eliminating all traffic fatalities and severe injuries, across most major U.S. cities, are driving capital investment to make meaningful strides in traffic safety.

Our Strengths

Market Leader with Highly Differentiated and Proprietary Platforms

We have leading market shares in our Commercial Services and Government Solutions segments, supported by our comprehensive portfolio of smart mobility technology solutions and services meeting the needs of our customers. Our outsourcing solutions make otherwise complex, time consuming, high touch and manual tasks seamless and automated while delivering consistently efficient and reliable outcomes. Our ability to integrate with the disparate technology systems of our customers, tolling authorities and violation issuing authorities has created a uniquely scaled and differentiated platform to meet customers’ existing needs as well as introduce innovative products to meet their future needs. Further, we are the market leader in automated safety solutions, holding estimated market shares as a percentage of cameras of 46% in red light, 55% in speed, and 48% in school bus road safety cameras. Our hardware and software platform is supported by a portfolio of patents and other intellectual property, allowing us to sustain our market leading positions.

Recurring Revenue Business Model with Diversified Blue-Chip Customer Base

We have a high recurring revenue business model that provides strong forward revenue visibility, which management estimates to be 98% recurring. Within our Commercial Services segment, our contracts are typically exclusive within the United States and multi-year in nature, resulting in long-standing relationships with our customers. Within our Government Solutions segment, our contracts are typically multi-year in nature and often include a series of automatic renewals. Opportunities within Government Solutions are occasionally put out to bid via a request for proposal (“RFP”) for which we may compete against other providers. Since the beginning of 2018, our Government Solutions segment has won 50% of the RFPs for which we have responded for the provision of photo enforcement services.

High Value Proposition Benefiting Both Customers and Consumers

We help solve the increasingly complex and continuously evolving requirements of our Commercial Services customers. We alleviate the cost the customer would otherwise be responsible for from incurring fees and penalties related to tolls and violations by matching tolls and violations to the responsible vehicle driver, or acting as a backstop when a toll violation would otherwise occur. We utilize our unique software platform, integrated with more than 50 individual tolling authorities across the United States and connected to the enterprise systems of our Commercial Services customers, to manage toll and violation incurrences between the applicable issuing authority and the customer’s vehicle. In addition to limiting the potential for costly fines and penalties that can exponentially impact owners of large vehicle fleets when tolls or violations are not accurately or timely paid, the ability to operate a comprehensive national toll and violations management program on behalf of our customers alleviates the significant administrative burden and cost of managing a complex in-house solution. Further, we provide a convenient and readily available solution to our Commercial Services customers, allowing their drivers to seamlessly utilize cashless and all-electronic toll roads without their own individual transponder or the need to stop to pay cash for tolls (where available).

Our Government Solutions products, including red light, speed, school bus and city bus lane road safety cameras, are effective tools in helping local government agencies increase traffic safety. Our automated safety solutions have proven effective in changing driver behavior in areas identified as traffic safety problem zones resulting in reduced traffic accidents and congestion. These products help to serve as police force multipliers by allowing law enforcement to focus on serious crimes rather than routine traffic violations.

Sustainable Competitive Advantage in the Marketplace

We believe we have built a unique and sustainable competitive advantage through a combination of unmatched scale, proprietary hardware and software and strong, differentiated relationships that would be difficult for our competitors to replicate.

We manage toll and violation solutions for the more than 6 million vehicles owned by the largest RAC and FMC companies and processed more than 200 million toll transactions in 2018. The United States tolling industry is highly fragmented and is comprised of more than 50 tolling authorities operating as independent organizations with specific coverage regions and disparate technology platforms, which require customized software integrations to manage on a national scale.

We currently have approximately 4,400 road safety cameras installed across approximately 200 jurisdictions and school districts in 17 states, the District of Columbia and one Canadian province. On behalf of our customers, we own, install, maintain, and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner.

We believe that replicating our Commercial Services and Government Solutions segments, whether in-house or through a competing third-party, would require a significant investment of time, capital and industry-specific knowledge. Within Commercial Services, a competitor would need the ability to complete the complex reconciliation processes involving large numbers of unique transactions across the numerous independent tolling authorities in the United States, prefund toll incurrences on behalf of customers, accurately match the toll transaction to the vehicle and driver, bill according to customer specific rules and offer customer service to end consumers. Within Government Solutions, the combination of our seasoned account management team and proprietary technology platform creates a strong competitive advantage. Additionally, we employ a government relations team that manages a network of state and local lobbyists to shape legislation in order to help customers achieve their desired traffic safety outcomes, further strengthening the overall customer relationship.

Strong Financial Results, Cash Flow Generation and Disciplined Cost Structures Provide a Platform for Future Growth

We have demonstrated strong and consistent growth, with service revenues improving at a compounded annual growth rate (“CAGR”) of 23.5% since 2015. Excluding the HTA and EPC acquisitions, our revenue CAGR for the same period would be 9.0%. Our recurring revenue business model, combined with our ability to win new business, provides visibility, stability and a platform for future growth. Our scalable technology platform provides strong operating leverage and has driven increased operating margins. Further, we utilize a disciplined approach to capital expenditures, optimizing the lifetime value of cameras. The combination of high margin products and a disciplined approach to capital expenditures allows us to generate strong cash flow.

Experienced Management Team with a Track Record of Success

Our management team has a proven track record of operational excellence, financial performance, growth and ongoing product innovation. The management team, led by President and CEO David M. Roberts, collectively has over 100 years of experience and has a deep knowledge of the industry. The management team has further strengthened our competitive positioning with the recent HTA and EPC transactions, expanding our solution offering and customer base and diversifying into new markets.

Growth Strategies

Benefit from Strong Industry Tailwinds

We believe there is significant opportunity in both Commercial Services and Government Solutions to leverage strong industry momentum and trends. In Commercial Services, the number of toll roads is continuing to increase and there is continued migration towards cashless and all-electronic tolling. In Government Solutions, the public attention given to traffic safety issues for drivers, pedestrians, bicyclists, and law enforcement is intensifying.

According to 2014 IBTTA estimates, annual tolling industry revenues in the United States could reach $65 to 70 billion by 2030. This increase in revenue is expected to be driven by an increase in the number of toll roads, including new express and high occupancy lanes in urban areas, dynamic tolling based on congestion pricing which allow toll rates to fluctuate based on real-time traffic trends, U.S. states that do not currently utilize toll roads implementing interstate tolling, and an overall need to fund a growing list of infrastructure maintenance and construction needs. In addition, from 2010 to 2015, many toll roads transitioned to either partially or completely cashless or all electronic and the tolling industry experienced a 76% increase in revenues from cashless and all-electronic toll transactions during this same period according to IBTTA. Both trends create significant opportunities for us to expand our market presence while developing relationships with both new and existing RACs, FMCs, consumers, and tolling authorities.

The increase in the number of vehicle miles traveled each year and a heightened public awareness of traffic safety has highlighted the need for smart technology solutions to address traffic safety issues. We believe that as public focus intensifies, the demand for our Government Solutions offerings will grow as well, and that we are positioned to take advantage of these opportunities. Since the beginning of 2017, our Government Solutions segment has won 50% of the RFPs to which we have responded for the provision of photo enforcement services.

Expand Platform with New Products

We are an industry leader in the deployment of products and services that meet the increasingly complex and continuously evolving requirements of both existing and new customers. We are continuously looking toward the future, ensuring the development of relevant solutions today that will work tomorrow. We seek to understand developing customer, consumer, and government trends that will shape tomorrow’s smart mobility experiences both in the United States and internationally, all in an effort to ensure more people around the world reach their destination safely and easily.

In the Commercial Services segment, Peasy, our cloud-based, pay-as-you-go tolling solution, launched on September 12, 2018. Peasy automatically gives consumers complete protection from toll violations on many toll roads in the United States by leveraging our existing integrations with tolling authorities. With an easy and convenient sign-up process through a mobile phone application or the internet, drivers can use most cashless or all-electronic tolls within the United States knowing that they will not incur costly toll violations, all managed through a single account with Peasy. We intend to grow Peasy into a comprehensive, single-account mobility solution, adding additional services in the future.

In the Government Solutions segment, in 2018 we launched our smart and safe bus solution called CrossingGuard+, which, in addition to using exterior cameras to enforce illegally passing vehicles, uses interior cameras to ensure rider and driver safety and offers on-board student WiFi and RFID identification to give school officials real-time rider status information and historical ridership reporting. Additionally, we recently launched a handheld speed detection camera that gives municipalities and law enforcement agencies the ability to process and issue photo enforcement citations directly from the roadside. These cameras empower local law enforcement to review photos or video in real-time and at the site of the potential offense and determine whether a violation has occurred. If the law enforcement officer deems an offense has occurred, we process the data and mail the citation along with the photo evidence to the violator as well as facilitate the violator’s payment to the local government agency.

Leverage Existing Platform and Solutions in New and Growing End Markets

In addition to the strong positive trends in our existing RAC and FMC end markets, we believe leveraging our differentiated capabilities into new and growing end markets, such as ride sharing, car sharing, autonomous vehicles, and over-the-road (“OTR”) trucking fleets, provides very attractive growth opportunities. The ride sharing and car sharing market, which includes vehicles leased to individual drivers, gives us a low-risk opportunity to grow Commercial Services revenues while at the same time insulating us from any market shift between ride sharing, car sharing and RACs. Further, this growth prospect comes at little additional investment as we are able to leverage the same technologies and solutions we have already developed for our RAC and FMC customers. We are also currently working with original equipment manufacturers (“OEMs”) to integrate our solutions, including Peasy, into the OEMs’ own consumer-facing platforms and applications, and we believe that, as an already established leader, we are well-positioned to be a first mover and to become a provider of choice in these new end markets. Additionally, the OTR market provides another significant untapped growth opportunity for us as there are approximately 3 million OTR trucks in the United States. OTR drivers are responsible for driving semi- or tractor-trailer trucks over long distances.

Urban enforcement and citation processing solutions in the smart city movement is also a significant opportunity for us. As one example, according to Technavio, the smart parking industry in the United States is forecasted to grow by approximately 20% by 2019 and currently has no dominant players. As with ride sharing, autonomous vehicles and OTR companies, our existing technologies and solutions could be adopted to take advantage of this unaddressed market, providing an additional avenue for growth.

In addition, Government Solutions could leverage our long-standing relationships with municipal customers to provide other smart mobility technology solutions, such as automatic license plate recognition and surveillance, and new developing technologies, such as smart lighting and connected vehicle technology.

Expand Global Footprint

We believe there is significant opportunity to expand into attractive markets across Europe and beyond, and to that end, we have established a subsidiary in the Netherlands to serve as our European headquarters from which we can launch our RAC and FMC business in Europe. We also intend to leverage our recent acquisition of EPC, which has an established European presence and approximately 450 current customers, to further bolster our growth into the European market.

In addition to our established business in North America, through EPC we now have the capabilities to serve customers in more than 18 languages and more than 10 currencies and to leverage existing connections with approximately 30 vehicle licensing authorities for whom we bill violators in more than 130 countries. Given there is no pan-European competitor, we have an opportunity to provide existing and new RAC and FMC customers with a convenient and effective solution similar to our current offering in the United States. As we expand our direct-to-consumer offerings in the United States, the EPC platform provides an excellent opportunity to do the same in Europe. We estimate the European consumer tolling and tolling violations market to be almost twice as large as the United States market, and believe there is no other company better positioned to take advantage of these opportunities.

Pursue Accretive Acquisitions

In addition to organic growth initiatives, we have significant opportunities to increase our competitive positioning and strengthen our portfolio of products and solutions through strategic acquisitions. We have demonstrated the ability to identify and execute strategic acquisitions, as we did with Sunshine State Tag Agency in 2016 as well as HTA and EPC in 2018. We constantly monitor the market for potential acquisition targets, which are evaluated based on their potential strategic impact, including growth potential, synergies, end-market development, customer relationships, technology, and cash flow. Our management team has a strong track record of integrating acquisitions and driving synergies, and has identified a strong pipeline for future acquisitions.

Products

Commercial Services

Toll management solutions.

We provide fully outsourced toll management solutions for our RAC and FMC customers while also providing a value-added convenience for vehicle drivers via our established relationships and integrations with more than 50 individual tolling authorities throughout the United States. This comprehensive network allows RAC and FMC drivers the convenience of using cashless and all-electronic tolls. Additionally, this service helps prevent the liability and business disruption of costly toll violations incurred by vehicles owned by RAC and FMC customers and eliminates their need to manage a nationwide program internally. Our proprietary software technology and hardware allow us to effectively match a toll to the specific RAC or FMC vehicle and driver so that the toll can accurately and reliably be billed and collected on behalf of, or directly from, the RAC or FMC. Toll management solutions accounted for approximately 50% of our 2018 revenues.

Violations management solutions.

Our violations management solutions process violations incurred by the drivers of RAC and FMC vehicles by working with more than 8,000 domestic violation issuing authorities (more than 400 of which we are directly integrated with) to either pay the fine on behalf of the vehicle owner (for which we are able to bill the vehicle driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. We hold the leading market position with operations in all 50 U.S. states. In Europe, we specialize in the identification, notification, and collection of unpaid traffic, parking and public transport related fees, charges, and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in approximately 15 European countries. Violation management solutions accounted for approximately 7% of our 2018 revenues.

Title and registration solutions.

Our title and registration solutions provide RAC and FMC customers and consumers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by leveraging connections with individual departments of motor vehicles for electronic title and registration processing in 17 states. Title and registration solutions accounted for approximately 3% of our 2018 revenues.

Government Solutions

We serve as a value-add partner to local government agencies by providing road safety cameras that promote traffic safety and reduce traffic violations. We work with our customers to identify problematic traffic areas and install, maintain, and manage the technology platform needed to capture images or videos of drivers committing traffic violations. Red light cameras are placed at intersections to capture vehicles running red lights. Similarly, speed safety cameras are used to capture vehicles exceeding speed limits, either on a fixed basis or in a mobile platform, and often in school zones. School bus cameras are fixed to the side of buses to capture vehicles passing school buses with extended stop arms. Finally, bus lane cameras are designed to capture vehicles illegally driving in restricted bus lanes.

Applying rules specified by each customer, we automatically send the captured event to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Red light cameras, speed cameras, school bus cameras, and city bus lane cameras for red light, speed, school bus and city bus lanes accounted for approximately 38% of our 2018 revenues. Other segment revenue consists primarily of ancillary revenue streams, including product revenues and other ancillary services.

Customers

We have a diverse customer base across the United States, Canada, and Europe. We are a top provider of toll management solutions, violations management solutions, and title and registration solutions for nearly every major RAC and FMC provider nationwide, including The Hertz Corporation, Avis Budget Group, Enterprise Holdings, Inc., Fox Rent a Car, Advantage Rent A Car, Sixt, Element, ARI, Donlen and Wheels. In addition, we provide automated safety solutions to local government agencies including New York City, Seattle, Washington D.C., Austin Independent School District, Chicago, Orlando, Dallas, and the Atlanta Independent School System. For many of our customers, we provide more than one product or service offering, addressing the diverse and varied needs of our clients.

Competition

Although there is no single competitor that provides a similarly broad suite of solutions, we face competition in certain automated safety solutions from other vendors in the areas of red light, school bus and speed photo enforcement. We also face competition from both our own customers, as they may choose to invest in their own internal solutions, and new technologies, as we must continue to innovate for our offerings to remain competitive.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect our intellectual property. We take steps to protect new intellectual property to safeguard our ongoing technological innovations and strengthen our brand, and believe we take appropriate action against infringement or misappropriation of our intellectual property rights by others. We review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities.

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 60 U.S. and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on both internally developed and externally licensed software to operate and provide our systems and deliver our services. We claim copyright on all internally developed software. We generally rely on common law protection for our copyrighted works. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts assuring our continued access for our business usage.

We have approximately 86 registrations and pending applications in the U.S. and foreign jurisdictions for trademarks and service marks, reflecting our many products and services. These registrations and applications include our historic brands, as well as Verra Mobility. These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state and federal laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-kickback, equal employment, minimum wages and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as comparable state and local agencies, including the departments of transportation, departments of motor vehicles, and offices of inspector general. Following the acquisition of EPC and in connection with our European expansion efforts, we are now subject to laws, regulations and administrative practices addressing many of these same matters in Europe, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, as well as European regulations to traffic enforcement and collections.

As part of our business, we process, collect, use and disclose personal information directly or for our customers and, therefore, are subject to various laws protecting privacy and security of personal information, including the U.S. Driver Privacy Protection Act and the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”). We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules. As we expand our operations in foreign countries following the EPC acquisition, or as U.S. federal or state law changes, our liability exposure and the complexity and cost of compliance with data and privacy requirements, including the GDPR, will increase. Laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and governmental authorities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices.

Automated photo enforcement camera programs in the United States are typically regulated at the state and local level, not the federal level. Since 2010, there have been over 1,500 pieces of legislation introduced nationwide related to the photo enforcement industry. In general, photo enforcement is administrated by local government agencies, under either state enabling legislation or under home rule authority established under the relevant state constitution. Where enabling legislation is not required, local ordinances impose further restrictions within a given jurisdiction. Whether in a state requiring enabling legislation or in home rule states where municipalities pass ordinances permitting photo enforcement, if the legislation or ordinance is subsequently repealed, not renewed if required, or if the authority for a local ordinance is revoked, photo enforcement activities would stop. At times, state Attorneys General have issued opinions interpreting photo enforcement laws and the permissibility of certain practices or other requirements of practice that further restrict private activities. For example, the Attorneys General of Arizona, Tennessee and Virginia have each issued opinions in recent years that impacted photo enforcement activities.

State and local regulation affect our Commercial Services segment as well, particularly with respect to tolling. Over the past few years, bills have been introduced in multiple states to limit whether and how much RACs can charge for the use of a toll transponder, limit the administrative penalties and fees that can be assessed for processing tolls, and/or impose increased disclosure requirements on RACs with respect to tolling charges. In addition, there has been an increase in interest and greater focus on RAC tolling programs from state Attorneys General related to tolling issues from a consumer protection perspective.

Our Government Solutions customers are typically local government agencies, and our operations within this segment are therefore subject to state and local procurement laws pertaining to gifts and entertainment, payments of commissions and contingency fees, conflicts of interest, licensing and permitting requirements and other matters. These laws are overseen by different government agencies, depending on the jurisdiction, including departments of procurements services, contracting offices and offices of inspector general. In large municipalities, many of which have their own offices of the inspector general, these laws and regulations tend to be much more detailed and impose greater restrictions.

To successfully navigate this regulatory landscape, we have a dedicated government relations team that works with state legislators and local authorities, often with the help of lobbyists and consultants, to track and help support favorable camera-enforcement safety and toll-related legislation. Through this network, we have a presence in every state in which our Government Solutions segment does business. These lobbying activities are subject to state and local lobbying regulations and registration requirements.

In connection with the installation of photo enforcement systems, we or our customers routinely obtain permits from various state and local permitting authorities, and we monitor our compliance with the rules and regulations of the USDOT and state departments of transportation relating to matters such as training, policies and procedures. As a government contractor providing photo enforcement services directly or through subcontractors (including design, engineering, construction, installation, and maintenance) in various locations throughout the country, we are at times required to obtain licenses regarding general contracting, performance of engineering services, performance of electrical work, performance of private investigative work and processing license plate and related personal information, and periodically receives notices from regulatory authorities regarding these matters and inquiring as to our compliance with the applicable state and local laws and regulations.

We believe we are in substantial compliance with the laws and regulations that regulate our business. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, fines, penalties, revocation of permits or licenses, cessation of operations in a given jurisdiction and other adverse consequences. See “Risk Factors” for a discussion of our regulatory risks.

Employees

As of December 31, 2018, we employed 713 people, 22 of which were subject to a collective bargaining agreement. We believe our relations with our employees are good and we have not experienced a strike or other significant work stoppage.

Corporate Information

We were originally incorporated in Delaware on August 15, 2016 under the name “Gores Holdings II, Inc.” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our IPO, following which our shares began trading on Nasdaq. On October 17, 2018 we consummated the Business Combination and changed our name to “Verra Mobility Corporation” and we became the owner, directly or indirectly, all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Our principal executive office is located at 1150 N Alma School Rd, Mesa, AZ 85201. Our telephone number is (480) 443-7000. Our website address is www.verramobility.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

The trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K include registered marks and marks in which we claim common law rights, such as Verra Mobility and the Verra Mobility logo, all of which are our intellectual property. This Annual Report on Form 10-K contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”).  We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://ir.verramobility.com/financial-information/sec-filings when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.verramobility.com, and our investor relations website, ir.verramobility.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. The information contained on the websites referenced in this Annual Report on Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, or prospects could be materially and adversely affected by any of these risks and uncertainties. If any of these risks occurs, the trading price of our common stock could decline and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material.

Risks Related to Our Business

Our revenue concentration from customers in the RAC industry could have a material adverse effect on our business.

Our business is dependent on certain key customers, including those in the RAC industry. In 2018, we generated a substantial amount of our revenues from RAC customers such as The Hertz Corporation, Avis Budget Group and Enterprise Holdings, Inc. The RAC industry has seen fluctuations in results from time to time, particularly as a result of periods of reduced airline passenger travel. The health of the RAC industry is impacted by a variety of factors, including seasonality, increases in energy prices, general international, national and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases. Because the revenue from our agreements with our RAC customers is largely based on a margin-share model, any changes to our RAC customers’ pricing or pricing model for tolling, such as changing from charging their customers per rental day to per toll usage day, could have a material impact on the revenue we realize under those agreements. Further, although we have long-term agreements with many of our RAC customers, most provide the customer with a termination right in certain situations, including our uncured material breach of the agreement. Any decrease in revenues from customers in the RAC industry, whether as a result of factors impacting the RAC industry as a whole, or a loss of or reduced business from one or more of our RAC customers, could have a material adverse effect on our business, financial condition and results of operations.

Any decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling could have a material adverse effect on our business.

We provide automated safety solutions to local government agencies, generating revenues through automated photo enforcement of red light, school bus, speed limit and bus lane laws. In 2018, revenues from this segment represented approximately 40% of our revenues. Therefore, we depend on federal, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed, as was recently the case in the state of New York, where the school zone speed photo enforcement enabling legislation was not renewed by the state legislature, prompting New York City to pass a local law enabling speed photo enforcement.

Ballot initiatives, referendums, opinions of attorneys general, and legal challenges can also be used to restrict the use of automated enforcement or to impose additional licensing requirements on its use. For example, the Attorneys General in the states of Arizona, Tennessee and Virginia have issued opinions that had the effect of limiting the use of these enforcement technologies or impacting the manner in which photo enforcement programs operate. Usage may also be affected if there is an unfavorable shift in political support for or public sentiment towards automated enforcement, or as a result of one or more scandals related to its use.

Similarly, our Commercial Services business may be materially impacted if there is an unfavorable shift in political support for or public sentiment towards tolling or its use is materially restricted or limited, including through the imposition of limits on the fees RAC companies can charge their customers for tolling services. Any material restriction or limitation on the use of automated enforcement or material reduction in its use in the markets we serve, or any similar changes with respect to tolling, could have a material adverse effect on our business, financial condition and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, audits and investigations, any of which could have a material adverse effect on our business.

Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Changes in government or political developments, including budget deficits, shortfalls or uncertainties, government spending reductions or other debt or funding constraints, could result in our government contracts being reduced in price or scope or terminated altogether, as well as limit our ability to win new government work in the future. Moreover, if a government customer does not follow the requisite procurement or ordinance specific administrative procedures, the contract may be subject to protest or voidable regardless of whether we bear any responsibility for the error. Our government contracts often include other one-sided, customer-friendly provisions and certifications, including broad indemnification provisions and uncapped exposure or liquidated damages for certain liabilities, which can impose obligations, requirements, and liabilities on us that are beyond those associated with a typical commercial arrangement.

In addition, government contracts are generally subject to audits and investigations by government agencies or higher-tier government contractors. If improper or illegal activities or contractual non-compliance are identified, including improper billing, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, the imposition of fines, penalties and sanctions, and suspensions or debarment from doing business for or on behalf of the government in the future. If penalties or other restrictions are imposed in one jurisdiction, it could also implicate similar provisions of contracts with other government customers in other jurisdictions. Further, the negative publicity related to these penalties, sanctions or findings in government audits or investigations could harm our reputation and hinder our ability to compete for new contracts with government customers and in the private sector. Any of the foregoing or any other reduction in revenue from government customers could have a material adverse effect on our business, financial condition and results of operations.

Decreased interest in outsourcing could have a material adverse effect on our business.

Our business and growth depend in large part on continued demand for outsourced business process services. Outsourcing means that an entity contracts with a third party, such as us, to provide business process services rather than performing the services in-house. This interest may not continue, as our customers may elect to develop their own solutions or perform the services themselves. Additionally, our cross-selling efforts with existing customers or with the customers of a business we acquire such as HTA and EPC may not lead to additional revenues. A significant change in the demand for outsourcing or an inability to cross-sell to existing customers or the customers of any business we acquire could have a material adverse effect on our business, financial condition and results of operations.

Our failure to properly perform under our contracts or otherwise satisfy our customers could have a material adverse effect on our business.

Our business model depends in large part on our ability to retain existing work and attract new work from existing customers. If a customer is not satisfied with the quality of our solutions or the work performed by us or one of our subcontractors, we may incur additional costs to address the problem and the profitability of that contract may be impaired. Failure to properly transition new customers to our systems or existing customers to our different systems, properly budget transition costs or accurately estimate contract costs could also result in delays and general customer dissatisfaction. Other than our agreements with customers in the RAC industry, many of our contracts may be terminated by the customer upon specified advance notice if they are not happy with our performance, and in some instances, without cause. Moreover, any customer dissatisfaction with our products, services or solutions or the timeliness or quality of our work, for whatever reason, could harm our reputation and hinder our ability to win new work from other prospective customers. Any failure to properly perform under our contracts or meet our customers’ expectations could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition and any failure to compete could have a material adverse effect on our business.

The markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology and shifting customer needs. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to continue to intensify, particularly in the Government Solutions business. In addition, industry consolidation could further increase competition, and competitors may also establish relationships or form alliances. Currently we compete with a number of other companies, ranging from small, regional or specialized firms to large, diversified companies. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

Competition in our markets is primarily based on:

•	the quality, reliability and efficacy of the solution;
•	customer awareness of offerings;
•	pricing;
•	functionality and features, including ease of use and broad application;
•	the customer experience;
•	the breadth and depth of products and services offered;
•	reputation and track record;
•	technical expertise; and
•	security.

Some of our existing competitors and potential new competitors have longer operating histories, greater name recognition, less debt, more established customer bases and significantly greater financial, technical, research and development, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. If our competitors introduce new competitive solutions and technologies, or add new features, we could lose customers. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition, and we may have to reduce our pricing to retain existing business or obtain new business. If we are not able to maintain favorable pricing for our solutions, our profit margin and profitability could suffer. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solution without setup support services or other incentives. Certain existing and new competitors may be better positioned to acquire competitive solutions, effectively negotiate third-party licenses and other strategic relationships, and take advantage of acquisition or other similar expansion opportunities. Any failure to achieve our target pricing levels, maintain existing customer relationships, generate additional customer wins or otherwise successfully compete would have a material adverse effect on our business, financial condition and results of operations.

Any failure to keep up with technological developments and changing customer preferences could have a material adverse effect on our business.

We operate in dynamic industries that are characterized by rapid technological change, frequent product and service innovation and evolving industry standards. We may be required to implement new technologies or adapt to existing but different technologies from those currently used. Our future success will depend on our ability to adapt and innovate to keep up with technological developments and changes in third-party technologies, including those of our customers and tolling and issuing authorities, to the extent our integrations are interdependent. As a result, we expect we will need to invest significant resources in research and development, often before knowing whether these investments will eventually be successful. The success of new solutions and enhancements and new features for existing solutions depends on several factors, including adequate testing, timely completion, appropriate introduction and market acceptance. Further, we may be required to make changes due to an inability to secure necessary intellectual property protections or licenses. Our inability to anticipate or timely and successfully develop or acquire new products and services or enhance our existing products and services to keep pace with technological changes and meet evolving customer requirements could decrease demand for our solutions and otherwise have a material adverse effect on our business, financial condition and results of operations.

Our new products and services and changes to existing products and services may not succeed.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends, in large part, on our ability to continue to evolve existing solutions and to create successful new solutions. We may introduce significant changes to our existing solutions or acquire or introduce new and unproven products and services, including using technologies or entering markets or industries in which we have little or no experience. For example, on September 12, 2018, we launched Peasy, our new cloud-based, pay-as-you-go tolling solution targeting consumers, a market segment that we have not previously targeted directly. Our success with Peasy may be impacted by our relative lack of experience in a direct-to-consumer product offering, our relationships with toll authorities and the success of our channel partner arrangements to expand our marketing effort, and emerging competition in this space. We have some indirect exposure to the consumer segment through our business with the RAC industry, but in those instances, our customer controls the pricing, marketing, consumer disclosures and other aspects of the consumer relationship.  As such, the consumers’ view of us and their willingness to try our solutions may be impacted by their experience with our tolling services delivered by our RAC customers. The failure of any new or enhanced solution to achieve customer adoption or our failure to otherwise successfully monetize our development efforts could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party providers could have a material adverse effect on our business.

We rely heavily on third-party providers, including subcontractors, manufacturers, software vendors, software application developers, and utility and network providers, to meet their obligations to us in a timely and high-quality manner. For example, we rely on third parties such as the National Law Enforcement Telecommunications System, Polk, DMVDesk, CVR and Dealertrack to provide a direct connection to state departments of motor vehicles and other governmental agencies with which we do not have direct relationships for the driver and other information we use in our business.  Our ability to offer our solutions would be materially affected if this access was unavailable or materially restricted, or if the price we pay increased significantly. Our Government Solutions business also relies on a number of third-party manufacturers, including camera manufacturers and automated license plate recognition providers, and outsources some engineering, construction, maintenance, printing and mailing, call center, image review and violations processing work. Further, if one or more tolling authorities cancels our accounts, or stops providing transponders and we are unable to obtain transponders through other sources, our Commercial Services business would be affected.

We also outsource a meaningful percentage of our software development work to third parties. Some of our agreements with these third parties include termination rights, allowing the third party to terminate the arrangement in certain circumstances. For example, the agreements with our third party payment processors give them the right to terminate the relationship if we fail to keep credit card chargeback and retrieval rates below certain thresholds. If any of our third-party providers are unable or unwilling to meet their obligations to us, fail to satisfy our expectations or those of our customers, including those imposed through flow-down provisions in prime contracts, or if they terminate or refuse to renew their relationships with us on substantially similar terms, we may be unable to find adequate replacements within a reasonable time frame, on favorable commercial terms or at all, and our business, financial condition and results of operations could be materially and adversely affected.

While we perform some due diligence on these third parties and take measures to ensure that they comply with applicable laws and regulations, we do not have an extensive screening or review process and ultimately cannot guarantee our third party providers will comply with applicable laws or the terms of their agreements and in the case of our Government Solutions segment, the terms of the prime contract with the government entity. Misconduct or performance deficiencies by any of our third-party providers may be perceived as misconduct or poor performance by us, cause us to fall short on our contractual obligations to our customers or harm our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

A failure in or breach of our networks or systems, including as a result of cyber-attacks, could have a material adverse effect on our business.

We act as a trusted business partner in both front office and back office platforms, interacting with our customers and other third parties. Our customers include large, multinational corporations and government agencies who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a back-end or direct-to-consumer service provider and as an employer, and receive, process and implement financial transactions, and disburse funds, which requires us to receive debit and credit card information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely to offer our products, services and solutions. As a result of these and other aspects of our business, the integrity, security and accuracy of our systems and information technology, and that of the third parties with which we interact, including our customers and other government agencies with which we work, are extremely important.

Our cybersecurity and processing systems, as well as those of the third parties with which we interact, may be damaged, disrupted or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. Our visibility and role as a processor of transactions containing personally identifiable information may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes could compromise the confidentiality, availability and integrity of data in our systems as well as those of the third parties with which we interact. The security measures and procedures we and the third parties with which we interact have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks, or system failures. Further, employee error or malfeasance, faulty password management or other irregularities may result in a defeat of security measures or a system breach. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, in each case that we believe are reasonable and appropriate, these efforts, and the efforts third parties with which we interact, may not prevent these or other threats.

Moreover, because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we and the third parties with which we interact may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities or diligencing those of third parties.

If we are sued in connection with any data security breach or system failure, we could be involved in protracted litigation. In addition, a breach could lead to unfavorable publicity and significant damage to our brand, the loss of existing and potential customers, allegations by customers that we have not performed or breached our contractual obligations, or decreased use and acceptance of our solutions. A breach or failure may also subject us to additional regulations or governmental or regulatory scrutiny, which could result in significant compliance costs, fines or enforcement actions, or potential restrictions imposed by regulators on our ability to operate our business. A security breach would also likely require us to devote significant management and other resources to address the problems created by the security breach.  Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We rely on communications networks and information systems and any interruption could have a material adverse effect on our business.

We rely heavily on the satisfactory performance and availability of our information technology infrastructure and systems, including our websites and network infrastructure, to conduct our business. We rely on third-party communications service and system providers to provide technology services and link our systems with our customers’ networks and systems, including a reliable network backbone with the necessary speed, data capacity and security. We also rely on third-party vendors, including data center, bandwidth, and telecommunications equipment providers. A failure or interruption that results in the unavailability of any of our information systems or a major disruption of communications between a system and the customer(s) we serve could disrupt the effective operation of our solutions and otherwise adversely impact our ability to manage our business effectively. We may experience system and service interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of transactions, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. We have taken steps to mitigate our exposure to certain service disruptions by investing in redundant or blended circuits, although the redundant or blended circuits may also suffer disruption. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Any interruption or delay in or cessation of these services and systems could significantly disrupt operations, impact customers, damage our reputation, result in litigation, decrease the overall use and acceptance of our solutions, result in lost data and be costly, time consuming and difficult to remedy, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

We have grown in large part as a result of our recent acquisitions, including the acquisitions of HTA and EPC, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

Any failure to realize the anticipated benefits of an acquisition could have a material adverse effect on our business.

We pursue each acquisition with the expectation that the transaction will result in various benefits, including growth opportunities and synergies from increased efficiencies. However, even if we are able to successfully integrate an acquired business, we may not realize some or all of the anticipated benefits within the anticipated timeframes or at all. Furthermore, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction, our business, financial condition and results of operations could be materially and adversely affected.

Unanticipated expenses and liabilities related to acquisitions could have a material adverse effect on our business.

Acquisitions expose us to significant risks and costs, and business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities or the impairment of customer relationships or acquired assets, such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Significant acquisitions may also require us to incur additional debt to finance the transactions, which could limit our flexibility in using our cash flow from operations for other purposes. Acquisitions often involve post-transaction disputes with the counterparty regarding a number of matters, including disagreements over the amount of a purchase price or other working capital adjustment or disputes regarding whether certain liabilities are covered by the indemnification provisions of the transaction agreement. We may underestimate the level of certain costs or the exposure we may face as a result of acquired liabilities. These and other unexpected transaction-related costs and liabilities could have a material adverse effect on our business, financial condition and results of operations.

The inability to successfully integrate our recent or future acquisitions could have a material adverse effect on our business.

We recently acquired HTA and EPC. The integration of acquired businesses requires significant time and exposes us to significant risks and additional costs. Integrating these and other acquired businesses may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner. These difficulties could include:

•	combining management teams, strategies and philosophies;
•	merging or linking different accounting and financial reporting systems and systems of internal controls;
•	assimilating personnel, human resources and other administrative departments and potentially contrasting corporate cultures;
•	merging computer, technology and other information networks and systems;
•	disrupting our relationship with or losing key customers, suppliers or personnel; and
•	interference with, or loss of momentum in, our ongoing business or that of the acquired company.

We have not fully integrated HTA or EPC and may encounter one or more of the issues discussed above, or others of which we are not yet aware. We have determined not to integrate HTA onto our legacy information technology systems, which could lead to separate risks and inefficiencies. Any of these acquisition or other integration-related issues could cause significant disruption to our business, divert the attention of management and lead to substantial additional costs and delays. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

Failure to successfully implement our brand transformation initiatives or fully realize the anticipated benefits from the transformation could have a material adverse effect on our business.

We are in the process of implementing a strategic transformation of our historic American Traffic Solutions (“ATS”) and HTA brands to and under the Verra Mobility name. Any rebranding effort requires time and expense, is subject to many factors and assumptions beyond our control and may impact future results. For example, we may lose customers if they do not respond favorably to the new brand or fail to recognize the new brand as a continuation of our prior ATS business or the acquired HTA business. We may not be able to successfully implement or execute, or fully realize the anticipated positive impact of, this transformation initiative and strategy, on budget and in the expected timeframes, or at all. In addition, our efforts, even if properly executed, may not result in the desired outcome of improved financial performance. Any unforeseen costs, lack of success or loss of current or potential new customers related to the rebranding could have a material adverse effect on our business, financial condition and results of operations.

Our inability to recover capital and other investments in connection with our contracts could have a material adverse effect on our business.

We sometimes make significant capital and other investments to attract and retain certain contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. The net book value of certain assets recorded, including a portion of our intangible assets, could be impaired in the event of the early termination of some or all of a contract or a reduction in volume and services under the contract for any number of reasons, including the failure or deterioration of the customer’s business, a customer’s exercise of contract termination or program cancellation rights or a change in law or interpretation thereof that suspends or terminates photo enforcement activities. Any failure to recover our investments underlying customer agreements could have a material adverse effect on our business, financial condition and results of operations.

We regularly pursue contracts and contract renewals, particularly in our Government Solutions segment, that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the government contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities in our Government Solutions business are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including significant time and effort and the commitment of resources, regardless of whether the job is ultimately won. We may also be unable to meet the requirements of a solicitation, or would have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to laws of the United States and foreign jurisdictions relating to privacy, data retention and individually identifiable information, and failure to comply with these laws, whether or not inadvertent, and changes to these laws, could have a material adverse effect on our business.

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer.  In addition, we receive, process, transmit and store other sensitive data, such as photographs taken and video recorded, as part of our Government Solutions programs. As a result, we are subject to various laws and regulations regarding privacy and data retention, including regulations by government agencies, such as the FTC, and state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. A number of foreign countries and governmental bodies, including the E.U., have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. These laws often include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our third-party service providers.

These and other laws, regulations and standards relating to privacy are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The laws and regulations may also be subject to new or different interpretations. For example, in May 2018, the GDPR replaced prior E.U. regulations, effectively extending the scope of E.U. data protection law to all non-E.U. companies processing data of E.U. residents when certain conditions are satisfied. The GDPR contains numerous, more stringent requirements and changes from prior E.U. law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The GDPR also provides for increased fines of the greater of up to €20 million or up to 4% of the annual global revenue of the noncompliant company. Further, certain of our customers have indicated they may implement the GDPR compliant protocols globally, and could require us to conform all aspects of our business to these more stringent regulations, regardless of whether all of our operations are actually subject to the GDPR.

The costs of compliance with these privacy-related laws, regulations and standards may limit the use or adoption of our solutions, reduce overall demand for our solutions or slow the pace at which we generate revenues. Moreover, if our policies, procedures, or measures relating to these issues fail to comply with the applicable laws, regulations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and our application providers, customers and partners may lose trust in or stop doing business with us entirely. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personally identifiable information provided to us by our website visitors and mobile app users. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential liability if they are found to be deceptive or misrepresentative of our practices.

We are subject to domestic and foreign laws relating to processing certain financial transactions, including debit or credit card transactions, and failure to comply with those laws, even if inadvertent, could have a material adverse effect on our business.

We process, support and execute financial transactions as part of our business and disburse funds on behalf of certain of our customers. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we may be subject to numerous United States federal and state and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”).

We are also subject to or voluntarily comply with a number of other laws and regulations relating to privacy and information security and electronic fund transfers. If we were found to be in violation of applicable laws and regulations, we could be subject to additional liability, including governmental fines or other sanctions, and we could be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

We have implemented policies and procedures to preserve and protect credit card and other payment data against loss, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, or collect and store credit card information, which could disrupt our business. Failure to comply with these laws may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by customers that we have not performed our contractual obligations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could have a material adverse effect on our business.

Our operations subject us to anticorruption and other similar laws and regulations of multiple jurisdictions, both within the U.S. and internationally, which are often evolving, including the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Patriot Act, and comparable foreign anti-bribery and anti-money laundering laws and regulations, including the United Kingdom Bribery Act of 2010. Our domestic activities, particularly those related to our Government Solutions business, are also subject to a number of federal, state and local laws and regulations regarding similar matters. These laws and regulations prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or other benefits to government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage.

We use various third parties to conduct our business, both domestically and abroad, and we can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors or subcontractors, partners, and agents, those of the third parties with which we do business or those of any businesses we acquire, even if we do not explicitly authorize such activities or they occurred prior to our acquisition of the relevant business. Safeguards we implement to discourage these practices may prove to be ineffective and any internal investigations may not uncover any such practices that may exist. Violations of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws  by us or any of these third parties can result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits, whistleblower complaints, enforcement actions by the SEC, Department of Justice, and U.S. state and local and foreign regulators, adverse media coverage, non-responsibility determinations by procuring agencies, and suspension or debarment from government contracts, any of which could have a material adverse effect on our business, financial condition and results of operations.

Risks related to laws and regulations and any changes in those laws could have a material adverse effect on our business.

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries, states and localities in which we operate. In addition to the laws and regulations discussed elsewhere in these risk factors regarding data privacy, foreign operations and other matters, we are subject to laws regarding transportation safety, consumer protection, procurement, anti-kickback, labor and employment matters, competition and antitrust, intellectual property, environmental matters, and other trade-related laws and regulations. Certain of our operations are also subject to oversight by the U.S. Department of Transportation, the Federal Communications Commission, the U.S. Consumer Product Safety Commission, and the Environmental Protection Agency, as well as comparable state and local agencies, including departments of transportation, departments of motor vehicles, professional licensing authorities and offices of inspector general. Our Government Solutions segment is also subject to laws related to the use of automated traffic enforcement, the capture, access and retention of data and matters related to government contracting. In connection with our EPC business and our European expansion strategy, we are subject to laws, regulations and administrative practices addressing many of these and other matters in Europe.

Recent years have seen a substantial increase in the number of new laws and regulations and the rate of change and enforcement of many of these types of laws and regulations. We cannot predict the nature, scope or impact of future laws, regulatory requirements or similar standards may have on our business, whether implemented through changes to existing laws or the way they are administered or interpreted, or through entirely new regulations. Future laws, regulations, and standards or any changed interpretation or administration of existing laws or regulations could limit the use or adoption of one or more of our solutions or require us to incur additional cost or impact our ability to develop and market new solutions. However, we may not be able to respond in a reasonable or cost effective manner, or at all. Even if we make what we believe are appropriate changes, there is no certainty those actions will comply.

Any alleged or actual violations of any law or regulation, change in law or regulation or changes in the interpretation of existing laws or regulations may subject us to government scrutiny, including government or regulatory investigations and enforcement actions, civil and criminal fines and penalties, and negative publicly, or otherwise have a material adverse effect on our business, financial condition and results of operations.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by foreign, national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Failure to acquire necessary intellectual property or adequately protect our intellectual property could have a material adverse effect on our business.

Our success depends, in part, on our ability to protect and defend our intellectual property against infringement, misappropriation and dilution. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions. We have registered certain patents and trademarks and have applications pending in the United States and foreign jurisdictions for some inventions and trademarks, including the Verra Mobility word mark and logo, for which some applications have been filed but registrations have not yet been granted. However, not all of the trademarks and inventions we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries, and the applications we submit for these protections may not be granted. While we make efforts to acquire rights to intellectual property necessary for our operations, these measures may not adequately protect our rights in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the U.S.

If we fail to acquire necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may manufacture and market similar products and services, or dilute our brands, which could adversely affect our market share. It may be possible for third parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. In addition, our competitors may avoid application of our existing or future intellectual property rights. Further, patent rights, copyrights and contractual provisions may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. Moreover, some of our trademarks and services are descriptive or include descriptive elements, which may make it difficult to enforce our rights or prevent others from adopting and using similar marks. Competitive products and services could reduce the market value of our brands, products and services, inhibit attracting new customers or maintaining existing customers, lower our profits, and could have a material adverse effect on our business, financial condition and results of operations.

Our measures to monitor and protect our intellectual property may not be adequate to maintain or enforce our patents, trademarks or other intellectual property rights.

Despite our efforts to monitor and protect our intellectual property, we may not be able to maintain or enforce our patents, trademarks or other intellectual property rights.  Unauthorized third parties may use our trademarks and service marks, or marks that are similar thereto, to impinge on our goodwill, cause consumer confusion or dilute our rights in the marks. We are aware of products, software and marks similar to our intellectual property being used by other persons. Although we believe that such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our intellectual property and may adversely affect our business. Even where we have effectively secured protection for our intellectual property, our competitors may challenge, infringe, misappropriate or dilute our intellectual property and our employees, consultants, contractors, customers and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Additionally, defending or enforcing our intellectual property rights and agreements, and seeking an injunction or compensation for infringements or misappropriations, could result in expending significant resources and diverting management attention, which in turn may have a material adverse effect on our business, financial condition and results of operations.

We have been and may become subject to third-party infringement claims or challenges to the validity of our intellectual property that could have a material adverse effect on our business.

We have faced, and may in the future face, claims for infringement, misappropriation or other violations of intellectual property rights from intellectual property owners in areas where we operate or intend to operate, including in foreign jurisdictions. Such claims may or may not be unfounded. Regardless of whether such claims have merit, our image, brands, competitive position and ability to expand our operations into other jurisdictions may be harmed and we may incur significant costs related to defense or settlement. If such claims were decided against us or a third party we indemnify pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services, or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. Defending or settling claims would require the expenditure of additional capital, and negative publicity could arise, even if the matter was ultimately decided in our favor. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Growth into new territories and technologies may be hindered or blocked by pre-existing third-party rights.

We act to obtain and protect intellectual property rights to operate successfully in those territories where we operate and intend to expand. Certain intellectual property rights including rights in trademarks and patents are national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. As our business grows, we continuously evaluate the potential for expansion into new territories and new products and services. There is a risk with each expansion, including for pending applications, that growth will be limited or unavailable due to pre-existing third-party intellectual property rights.

We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management; however, we cannot prevent our executives from terminating their employment and competing with us following any departure. Moreover, we do not carry “key-man” life insurance on the lives of our executive officers, employees or advisors. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.

A failure to attract and retain necessary skilled personnel and qualified subcontractors could have a material adverse effect on our business.

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for this personnel is intense, especially during times of low unemployment or economic recovery or growth. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Further, our recent acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates could have a material and adverse effect on our business, financial condition and results of operations.

Litigation and other disputes and regulatory investigations could have a material adverse effect on our business.

From time to time, we may be involved in litigation and other disputes or regulatory investigations that arise in and outside the ordinary course of business. We expect that the number, frequency and significance of these matters may increase as our business expands and we grow as a company. Disputes and litigation may relate to, among other things, intellectual property, commercial arrangements, negligence and fiduciary duty claims, vicarious liability based upon conduct of individuals or entities outside of our control, including our third-party service providers, antitrust claims, deceptive trade practices, general fraud claims and employment law claims, including compliance with wage and hour regulations. Like other companies that handle sensitive personal and payment information, we also face the possibility of allegations regarding employee fraud or misconduct. In addition to more general litigation, at times we are also a named party in claims made against our customers, including putative class actions challenging the legality and constitutionality of automated photo enforcement and other similar programs of our Government Solutions customers and consumer fraud claims brought against our RAC customers alleging faulty disclosures regarding our services.

As a public company, we may also be subject to securities class action and stockholder derivative lawsuits. From time to time, we may also be reviewed or investigated by U.S. federal, state, or local regulators or regulators in the foreign jurisdictions in which we operate regarding similar and other matters, including tax assessments. These investigations can be commenced at the initiative of the governmental authority or as a result of complaints by private citizens, regardless of whether the complaint has any merit. At times, we are also required to obtain licensing and permitting, including with respect to matters such as general contracting, performance of engineering services, performance of electrical work and performance of private investigative work. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed, whether as a result of a dispute, litigation or governmental investigation, and it may not adequately indemnify us for all liability that may be imposed.

Any claims against us or investigation into our business and activities, whether meritorious or not, could be time consuming, result in significant legal and other expenses, require significant amounts of management time and result in the diversion of significant operational resources. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. Legal or regulatory matters involving our directors, officers or employees in their individual capacities can also create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters. Regulatory investigations, including with respect to proper licensing or permitting, can also lead to enforcement actions, fines and penalties, the loss of a license or permit or the assertion of private litigation claims. Risks associated with these liabilities are often difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of any legal reserves related to these legal liabilities difficult to determine and, if a reserve is established, subject to future revision. Future results of operations could be adversely affected if any reserve that we establish for a legal liability is increased or the underlying legal proceeding, investigation or other contingency is resolved for an amount in excess of established reserves. Because litigation and other disputes and regulatory investigations are inherently unpredictable, the results of any of these matters may have a material adverse effect on our business, financial condition and results of operations.

Our recent expansion into international markets through the acquisition of EPC exposes us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We did not have any history of conducting or overseeing international operations before our April 2018 acquisition of EPC. The future success of our business will depend, in part, on our ability to successfully manage these foreign operations. Because of our limited experience with developing and managing relationships and sales and distribution channels in foreign markets, our international efforts may not be successful. Our international operations also subject us to new risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

•	political, social, and economic instability, including the on-going impact of Great Britain’s decision to exit the E.U. and European sovereign debt issues and tightening of government budgets;
•	wars, civil unrest, acts of terrorism and other conflicts;
•

increased complexity and costs of managing or overseeing foreign operations, including adapting and localizing our services to specific regions and countries and relying on different third-party service providers;

•	local business and cultural factors and customs that may differ from our normal standards and practices;
•	complying with tariffs, trade restrictions, and trade agreements and any changes thereto;
•	foreign exchange and other restrictions and limitations on the transfer or repatriation of funds;

•	adverse tax consequences;
•	fluctuations in currency exchange rates;
•

complying with varying legal and regulatory environments in multiple foreign jurisdictions, including with respect to data and consumer privacy and payment processing, labor matters, and unexpected changes in these laws, regulatory requirements, and the enforcement thereof; and

•	limited protection of our intellectual property and other assets as compared to the laws of the United States.

Political instability and uncertainty in the E.U. and, in particular, Great Britain’s recent decision to exit the E.U., has slowed economic growth and created significant economic disruption and uncertainty in the region, including with respect to whether other nations may follow suit in withdrawing from the E.U. These uncertainties could continue to discourage near-term economic activity, including decisions regarding the continued use of our solutions or the willingness of European RACs or FMCs to adopt one of our solutions, until the terms and circumstances of Great Britain’s exit and its impact on other countries of the E.U. are resolved. The final terms of the withdrawal could also impact EPC’s ability to obtain information from vehicle licensing authorities that is necessary to our operations in certain parts of the E.U.

We have limited or no control over these and other factors related to international operations and our strategies to address these risks may not correctly anticipate any problems that arise or be successful in expanding our solutions from the U.S. into new European markets. Any failure to successfully manage these and other similar risks could have a material adverse effect on our business, financial condition and results of operations.

Our growth is dependent on successfully implementing our international expansion strategy.

Our growth strategy includes expanding our global footprint, which may involve moving into regions and countries beyond those in which we currently operate, and our success will depend, in part, on our ability to anticipate and effectively manage the risks related to this expansion. In order to achieve widespread acceptance in new markets we may enter, we may need to develop new products and services or tailor our existing products and services to that market’s unique customs, cultures and standards. We currently have operations in London and Budapest (through EPC), but we intend to open an office in the Netherlands to serve as the headquarters for our European business. The establishment of new European subsidiaries may divert our resources and require significant attention from management. In addition to the risks inherent in conducting international business, expanding into Europe with new and existing customers poses additional risks, including:

•	lack of acceptance of our products and services;
•	difficulties in and costs associated with staffing and managing our European operations;
•	tax issues, including administration of value-added tax, restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;
•	our limited historical sale experience to RACs outside the United States;
•	our ability to adapt our marketing and selling efforts to different cultures and customers; and
•	a different competitive environment, including a number of smaller competitors and a more fragmented business model that allows RACs and FMCs to perform some of the services we offer for themselves.

If we are unable to effectively manage these risks our relationships with our existing and prospective customers, strategic partners and employees and our operations outside the United States may be adversely affected.

In many cases, we will have limited or no experience in the particular region or country.  Moreover, learning the customs and cultures, particularly with respect to consumer preferences, differing technology standards and language barriers, is a difficult task. Our failure to do so could slow our growth there. In many of these markets, long-standing relationships between potential customers and their local partners and protective regulations, including local content requirements and approvals, and disparate networks and systems used by each country will create barriers to entry. Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could also adversely affect demand in the affected areas. For this strategy to be successful, we must generate sufficient revenues and margins from the new markets to offset the expense of the expansion. Moreover, as the scale of our international operations increases, we will be more susceptible to the general risks related to our existing international operations discussed above. If we are unable to further expand internationally or if we are unable to effectively and efficiently manage the complexity of our expanded operations and compete in these new regions and countries, our business, financial condition and results of operations could be adversely affected.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States and Europe, and our domestic tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of stock-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof; or
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to certain factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;
•	profitability of our products and services, especially in new markets and due to seasonal fluctuations;
•	changes in interest rates;
•	impairment of long-lived assets;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to products and services we offer;
•	changes in consumer preferences and competitive conditions;
•	expansion to new markets;
•	legislative changes impacting automated safety solutions or RAC toll pricing models; and
•	fluctuations in commodity prices.

Our substantial level of indebtedness could cause our business to suffer.

We have a substantial amount of debt, including approximately $904 million outstanding under our first lien term loan facility as of December 31, 2018. Our substantial debt could have important consequences. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;
•	limit our ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest on certain of our debt is variable;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
•	make it more difficult for us to satisfy our general business obligations, including our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•	limit our ability to refinance indebtedness or increase the associated costs;
•	require us to sell assets to reduce debt or influence our decision about whether to do so;
•

limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate or prevent us from carrying out capital spending that is necessary or important to our growth strategy and efforts to improve operating margins; and

•

place us at a competitive disadvantage compared to any competitors that have less debt or comparable debt at more favorable interest rates and that, as a result, may be better positioned to withstand economic downturns.

In addition, the agreements governing our indebtedness contain restrictive covenants that will limit our and our subsidiaries’ ability to engage in activities that may be in our and their long-term best interests.

Despite substantial levels of indebtedness, we have the ability to incur substantially more indebtedness, which could further intensify the risks described above.

We may be able to incur substantial additional debt in the future. The terms of our existing indebtedness do not fully prohibit us from incurring substantial additional debt as they each permit additional borrowings. Depending on borrowing availability, we have the ability to draw up to $75.0 million of commitments under our revolving credit facility, which includes an option for an uncommitted accordion to increase commitments by up to $50.0 million, all of which will be secured. We also have the ability to draw upon the uncommitted accordion provided under the first lien term loan facility of up to $200.0 million, plus the sum of all voluntary prepayments of the first lien term loan facility and certain permitted indebtedness, plus an unlimited amount subject to the satisfaction of a maximum total net leverage ratio or minimum fixed charge coverage ratio, in each case, on a pro forma basis, all of which will be secured. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Restrictive covenants in the agreements governing our indebtedness could restrict our operating flexibility.

The agreements governing our indebtedness limit our ability to take certain actions. These restrictions may limit our ability to operate our businesses, prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise and cause us to take actions that are not favorable to stockholders.

The agreements governing our indebtedness restrict, among other things and subject to certain exceptions, our and our restricted subsidiaries’ ability to:

•	incur additional indebtedness;
•	pay dividends or other payments on capital stock;
•	guarantee other obligations;
•	grant liens on assets;

•	make loans, acquisitions or other investments;
•	transfer or dispose of assets;
•	make optional payments or modify certain debt instruments;
•	engage in transactions with affiliates;
•	amend organizational documents;
•	engage in mergers or consolidations;
•	enter into arrangements that restrict the ability to pay dividends;
•	engage in business activities that are materially different from existing business activities;
•	change the nature of the business we conduct; and
•	designate subsidiaries as unrestricted subsidiaries.

Under our first lien term loan facility, we could be required to make periodic prepayments based on excess cash flow (as defined by the first lien term loan facility) thereby limiting the amount of cash flow that can be reinvested in our business. In addition, under our revolving credit facility, if availability goes below a certain threshold, we will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability falls below a certain threshold for a specified number of business days, we could be required to remit our cash funds to a dominion account maintained by the administrative agent to the revolving credit facility, which would require daily review and approval of operating disbursements by the administrative agent.

Our ability to comply with the covenants and restrictions contained in agreements governing our indebtedness may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing our indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under our revolving credit agreement or otherwise, may not be able to repay the amounts due under the agreements governing our indebtedness, and may not be able make cash available by dividend, debt repayment or otherwise. In addition, our lenders could proceed against the collateral securing that indebtedness. Any of the foregoing could have serious consequences to our financial position, results of operations or cash flows and could cause us to become bankrupt or insolvent.

The agreements governing our indebtedness contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The agreements governing our indebtedness contain numerous covenants and require us, if availability goes below a certain threshold, to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated in the revolving credit agreement. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations or cash flows.

If we do not generate sufficient cash flows, we may not be able to service all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control.

If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay indebtedness when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments or seeking to raise additional capital. We may not be able to refinance our debt and any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations and our ability to make cash available for dividends and distributions and payments on our other debt obligations (if any). Our ability to implement successfully any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally, and the terms of our various debt instruments then in effect. In addition, a significant portion of our outstanding indebtedness is secured by substantially all of our assets including our subsidiaries’ assets, and any successor credit facilities are likely to be secured on a similar basis. As such, our ability to seek additional financing or our ability to make cash available for dividends and distributions and payments on our other debt obligations (if any) could be impaired as a result of such security interests and the agreements governing such security interests. Moreover, as a result of these security interests, the underlying assets would only be available to satisfy claims of our general creditors or holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms could have a material adverse effect on our business, including our financial condition and results of operations.

We may be unable to obtain additional financing to fund operations and growth.

We may require additional financing to fund the operations or growth. Our failure to secure additional financing could have a material adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any future financing to us.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following January 19, 2022, the fifth anniversary of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We had gross revenues during calendar year 2018 of approximately $370.1 million, and the aggregate market value of the voting and non‑voting common equity held by non‑affiliates on June 30, 2018 was $357 million. If our public float increases such that we are deemed to be a large accelerated filer, or we continue to grow revenues, we may cease to be an emerging growth company prior to January 19, 2022.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

As a result of our reliance on these exemptions or reduced disclosures, investors may not have access to certain information they deem important or may find our securities less attractive. This may result in a less active trading market for our securities and the price of our securities, including our Class A Common Stock, may be more volatile.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

As a public company, we are required to comply with Section 404 of SOX, which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. Moreover, these rules and regulations increased our legal and financial compliance costs and make some activities more time-consuming and costly. We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of SOX. Section 404 of SOX also requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K. As discussed in “Item 9A-Controls and Procedures,” the design of internal control over financial reporting for the Company following the Business Combination has required and will require significant time and resources from management and other personnel. Therefore, management was unable, without incurring unreasonable effort and expense, to conduct an assessment of our internal control over financial reporting, and accordingly, in compliance with SEC guidance we have not included a management report on internal control over financial reporting in this Annual Report on Form 10-K. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and may also result in delayed filings with the SEC.

Compliance and reporting requirements related to being a public company may strain our resources and divert management’s attention.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members. As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources, particularly after we are no longer an ‘‘emerging growth company’’ as defined in the JOBS Act.

Moreover, the demands on management in operating a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies, are significant. Our management team may not successfully or efficiently manage us as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

Risks Related to the Business Combination

We are required to pay PE Greenlight Holdings, LLC for a significant portion of the tax benefit relating to pre-Business Combination tax attributes of Verra Mobility.

At the closing of the Business Combination, we entered into the Tax Receivable Agreement with the PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and the stockholder representative (as may be amended from time to time, the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for the payment by us to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of HTA resulting from the acquisition of HTA by Verra Mobility prior to the Business Combination. We will generally retain the benefit of the remaining 50% of these cash savings.

Under certain circumstances (including an election by us, a material breach of our obligations under the Tax Receivable Agreement, or certain transactions constituting a change in control or divestiture of the HTA assets under the Tax Receivable Agreement), payments under the Tax Receivable Agreement may accelerate, and we may be required to make such payments in a lump sum based on certain valuation assumptions, including that we and our subsidiaries will generate sufficient taxable income to fully utilize the applicable deductions generated by the intangible assets of HTA.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although we conducted due diligence on Verra Mobility in connection with the Business Combination, this diligence may not have surfaced all material issues present in Verra Mobility’s business. Moreover, factors outside of Verra Mobility’s business and outside of our control may later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Further, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. Accordingly, our securities could suffer a reduction in value. Our security holders are unlikely to have a remedy for such reduction in value, unless stockholders are able to successfully claim that the reduction in stock value was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to bring a private claim that the proxy statement relating to the Business Combination contained an actionable material misstatement or material omission.

Our results of operations may differ significantly from the unaudited pro forma financial data included in our Current Report on Form 8-K filed with the SEC on October 22, 2018.

Prior to the Business Combination, we were a blank check company, and had no operating history and no revenues. The unaudited pro forma condensed combined statement of operations of the post-combination company combines our historical audited results of operations of Gores for the period ended December 31, 2017 and the unaudited results of Gores for the six months ended June 30, 2018, with the historical audited results of operations of Verra Mobility for the year ended December 31, 2017 and the unaudited results of Verra Mobility for the six months ended June 30, 2018, respectively, and gives pro forma effect to the Business Combination and the acquisitions of HTA and EPC by Verra Mobility as if they had been consummated on January 1, 2017. The unaudited pro forma condensed combined balance sheet of the post-combination company combines the historical balance sheets of Gores as of June 30, 2018 and of Verra Mobility as of June 30, 2018 and gives pro forma effect to the Business Combination and the acquisitions of HTA and EPC by Verra Mobility as if they had been consummated on June 30, 2018.

The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination and the acquisitions by Verra Mobility been consummated on the dates indicated above, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements incorporated by reference in this document.

If the Business Combination’s benefits do not meet the expectations of investors or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Immediately prior to the Business Combination, there was no public market for our stock and trading in the shares of our securities was not active. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.

Factors affecting the trading price of our securities may include:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•	speculation in the press or investment community;
•	success of competitors;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	our ability to market new and enhanced products and services on a timely basis;
•	changes in laws and regulations affecting our business;
•	commencement of, or involvement in, litigation involving the post-combination company;
•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of securities available for public sale;
•	any major change in our Board of Directors (our “Board”) or management;
•	sales of substantial amounts of securities by our directors, officers or significant stockholders or the perception that such sales could occur;
•	additions or departures of key personnel;
•	failure to comply with the requirements of Nasdaq;
•	failure to comply with the Sarbanes-Oxley Act of 2002 or other laws or regulations;
•	actual, potential or perceived control, accounting or reporting problems;
•	changes in accounting principles, policies and guidelines; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies which investors perceive to be similar to the post-combination company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Risks Related to Our Class A Common Stock and Warrants

Platinum Equity has significant influence over us.

Platinum Equity, LLC, its sponsored funds and affiliated private equity investment vehicles (collectively, “Platinum Equity”) beneficially owns approximately 37% of our Class A Common Stock. As long as Platinum Equity owns or controls a significant percentage of our outstanding voting power, it will have the ability to significantly influence all corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Platinum Equity’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities. Additionally, the earn-out shares issuable to the Platinum Stockholder pursuant to the Merger Agreement accelerate upon a qualifying change of control, as described in Part II, Item 5 below. Finally, because our certificate of incorporation opts out of Section 203 of the DGCL regulating certain business combinations with interested stockholders, Platinum Equity may transfer shares to a third party by transferring their securities without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for our securities.

Pursuant to the Investor Rights Agreement, the Platinum Stockholder has the right to nominate up to three directors to the Board. If one of the Platinum Stockholder’s nominees is elected, one of the Platinum Stockholder’s nominees will serve as the chairman of the Board, and the Platinum Stockholder will have the right to appoint one representative to each committee of the Board. The Platinum Stockholder’s right to nominate directors to the Board is subject to its ownership percentage of the total outstanding shares of Class A Common Stock. If the Platinum Stockholder holds: (i) 25% or greater of the outstanding Class A Common Stock, it has the right to nominate three directors; (ii) less than 25% but greater than or equal to 15% of the outstanding Class A Common Stock, it has the right to nominate two directors; (iii) less than 15% but greater than or equal to 5% of the outstanding Class A Common Stock, it has the right to nominate one director; and (iv) less than 5% of the outstanding Class A Common Stock, it has no right to nominate any directors.

Platinum Equity’s interests may not align with the interests of our other security holders. Accordingly, Platinum Equity could cause us to enter into transactions or agreements of which you would not approve or make decisions with which you would not agree. Further, Platinum Equity is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Platinum Equity may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Platinum Equity and its affiliates and investment funds may serve as our directors or officers, our certificate of incorporation provides, among other things, that none of Platinum Equity or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Platinum Equity has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. We are also party to a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Advisors”), pursuant to which Advisors will provide us with certain transactional and corporate advisory services as mutually agreed between us and Advisors. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Platinum Equity to themselves or their other affiliates.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions will include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•	the requirement that directors may only be removed from the Board for cause;
•

the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•

a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board or our Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;

•	the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of our Common Stock; and
•

advance notice procedures that stockholders must comply with in order to nominate candidates to our Board or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Our bylaws include a forum selection clause, which may impact your ability to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claims governed by the internal affairs doctrine. In addition, our bylaws provide that unless consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters.  These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect your ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

Resales of the shares of our securities could depress the market price of our securities.

Platinum Equity beneficially owns approximately 37% of our Class A Common Stock. All such shares of Class A Common Stock held by Platinum Equity have been registered for resale under the Securities Act. Pursuant to a registration rights agreement that we entered into with Platinum Equity and certain other stockholders in connection with the Business Combination, unless we and such stockholders otherwise agree, such stockholders are bound by restrictions on the transfer of their shares of Class A Common Stock (subject to the exceptions set forth therein) until April 15, 2019.

We have approximately 156,056,642 shares of Class A Common Stock outstanding as of December 31, 2018.  We also intend to register all 10,864,000 shares of Class A Common Stock that we may issue under the Verra Mobility Corporation 2018 Equity Incentive Plan. Once we register these shares, they can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

There may be a large number of our securities sold in the market in the near future. These sales, or the perception in the market that the holders of a large number of securities intend to sell securities, could reduce the market price of our securities. Such sales of our securities or the perception of such sales may depress the market price of our securities.

Our only significant asset is our ownership interest in our operating subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our Class A Common Stock, and to satisfy our obligations under the Tax Receivable Agreement. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations, including our obligations under the Tax Receivable Agreement.

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose are governed by the terms of the Rollover Credit Agreements, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants under the Rollover Credit Agreements. The “Rollover Credit Agreements” means, collectively: (i) the First Lien Term Loan Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a Delaware corporation, American Traffic Solutions, Inc., a Kansas corporation, and Lasercraft, Inc., a Georgia corporation, the lenders party thereto from time to time, and Bank of America, as the administrative agent and the collateral agent; and (ii) the Revolving Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation, VM Consolidated, Inc., a Delaware corporation, the other Borrowers (for this purpose only, as defined therein) party thereto from time to time, the lenders party thereto from time to time, and Bank of America, as the administrative agent and the collateral agent, in the case of each of the foregoing (i) and (ii), as amended or otherwise modified from time to time.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Our warrants using the trading symbol “VRRMW” were removed from listing by Nasdaq on December 14, 2018, due to an insufficient number of round lot holders following completion of the Business Combination. Those warrants are now quoted on OTC Pink under the symbol “VRRMW.” Accordingly, the liquidity of our warrants may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of the properties used in our business, including 108,460 square feet of office space for our corporate headquarters in Mesa, AZ. In addition to the corporate headquarters, we also lease office space in various locations where we have operations for corporate and administrative purposes, and lease several small warehouse locations. We do not consider any of these properties to be material to our business.

Item 3. Legal Proceedings

We are subject to legal and regulatory actions that arise from time to time in the ordinary course of business, and may be subject to similar or other claims in the future. Legal disputes and other claims and proceedings may relate to, among other things, intellectual property, commercial arrangements, negligence and fiduciary duty claims, vicarious liability based on conduct of individuals or entities outside of our control, including our third-party service providers, antitrust claims, deceptive trade practices, general fraud claims and employment law claims, including compliance with wage and hour regulations. In addition to more general litigation, at times we have also been a named party in claims made against our customers, including putative class actions challenging the legality and constitutionality of automated photo enforcement and other similar programs of our Government Solutions customers, and consumer fraud claims brought against us and our Commercial Services customers alleging faulty disclosures regarding our services. From time to time, we may also be reviewed or investigated by U.S. federal, state or local regulators or regulators in the foreign jurisdictions in which we operate regarding these and other matters, including proper licensing and tax assessments. All litigation is inherently unpredictable and we could incur judgments or enter into settlements or claims in the future that could materially impact our results.

During 2018, several putative class actions filed in the U.S. District Court in the Southern District of Florida were fully resolved in our favor. These actions sought monetary damages and declaratory and injunctive relief arising from the claim that the local government defendants had improperly delegated their police power to the external vendors providing red light photo enforcement services, including defendants who are our customers. On July 11, 2018, the trial court issued a sua sponte order dismissing the lawsuit. The plaintiff’s deadline to appeal has expired.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is currently quoted on Nasdaq under the symbol “VRRM” and our warrants are currently quoted on OTC Pink under the symbol “VRRMW.” Our warrants were previously quoted on Nasdaq under the symbol “VRRMW”; however, our warrants were removed from listing on December 14, 2018, due to an insufficient number of round lot holders following completion of our Business Combination. From March 6, 2017, through the completion of our Business Combination, our Class A Common Stock and warrants were quoted under the symbols “GSHT,” and “GSHTW,” respectively.

The following table sets forth for the quarterly periods indicated the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq:

	Class A Common Stock
Fiscal 2018:	High	Low
First Quarter	$10.05	$9.86
Second Quarter	$10.40	$9.98
Third Quarter	$10.65	$10.10
Fourth Quarter	$11.14	$9.14

Holders of Record

As of December 31, 2018, we had 74 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

As of December 31, 2018, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with our IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants included in the units issued in our IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

The Warrants became exercisable on November 16, 2018, 30 days following the completion of the Business Combination, and expire five years after that date, or earlier upon redemption or liquidation. We may redeem the outstanding Warrants at a price of $0.01 per warrant, if the last sale price of our Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption to the Warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by Gores Sponsor II, LLC or its permitted transferees.

Dividends

We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our Board. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to declare dividends is limited by restrictive covenants in the agreements governing our indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2019 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018.

Stock Performance Graph

The graph below compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index and the S&P Composite 1500 Data Processing & Outsourced Services Index. The period shown commences on October 18, 2018, and ends on December 31, 2018, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on October 18, 2018. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock price performance graph is not necessarily indicative of future price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities and Use of Proceeds

Information about unregistered sales of our equity securities is set forth in Part II, Item 2 of our Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018, under Item 3.02 of our Current Report on Form 8-K filed with the SEC on June 21, 2018, in Part II, Item 2 of our Quarterly Report on Form 10-Q filed with the SEC on August 10, 2018, under Item 3.02 of our Current Report on Form 8-K filed with the SEC on October 22, 2018 and in Part II, Item 2 of our Quarterly Report on Form 10-Q filed with the SEC on November 8, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Earn-out Obligation

Under the Merger Agreement, the Platinum Stockholder is entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”).

The Earn-Out Shares will be issued to the Platinum Stockholder as follows: (i) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $13.00; (ii) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $15.50; (iii) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $18.00; and (iv) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $20.50. If any of the Common Stock Price thresholds described in the foregoing clauses (i) through (iv) are not achieved within the five-year period following the closing of the Business Combination, we will not be required to issue the Earn-Out Shares achievable under the Common Stock Price threshold. The Platinum Stockholder will also be entitled to Earn-Out Shares upon a change of control transaction for which the per-share price is equal to or greater than the applicable Common Stock Price required in connection with any of the triggering events described in clauses (i) through (iv) above.

The price of our Class A Common Stock did not exceed any of the Common Stock Price thresholds during the year ended December 31, 2018. Accordingly, at December 31, 2018, the potential future shares issuable pursuant to the earn-out were between zero and 10 million. For additional information, refer to our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following table sets forth our net revenues, operating costs and expenses attributable to our operations.

As a result of the Business Combination, for accounting purposes, Greenlight is considered the acquirer and Verra Mobility Corporation is considered the acquired party. Our financial statement presentation includes the financial statements of Greenlight and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Verra Mobility Corporation, including the consolidation of Verra Mobility Holdings, LLC and its subsidiaries, for periods from and after the Closing Date.

Consolidated Statement of Operations Data

The following table sets forth selected attributes of our Condensed Consolidated Statement of Operations.

	Successor	Successor	Predecessor
	For the Year Ended December 31,	Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2018	2017	2017	2016	2015
Service revenue	$365,076	$135,655	$92,531	$212,515	$193,314
Product sales (1)	5,070	2,583	1,340	18,235	10,280
Total revenue	370,146	138,239	93,871	230,750	203,594
Cost of service revenue	5,788	1,936	1,369	2,638	3,192
Cost of product sales (1)	3,447	1,590	964	9,505	6,267
Operating expenses	108,884	50,471	35,968	83,762	82,170
Selling, general and administrative expenses	136,069	44,882	40,884	53,034	52,730
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net (2)	103,353	33,113	12,613	33,917	39,736
Total cost and expenses	357,540	131,992	91,798	182,857	184,094
Income from operations	12,606	6,247	2,073	47,893	19,500
Interest expense (3)	69,550	20,858	875	2,706	2,095
Loss on extinquishment of debt (3)	26,486	—	—	—	—
Other (income) expense, net (4)	(8,795)	(2,172)	(1,294)	(2,471)	2,168
Total other (income) expense	87,242	18,686	(419)	236	4,263
Income (loss) before income taxes	(74,636)	(12,439)	2,492	47,657	15,238
Income tax provision (benefit) (5)	(16,241)	(30,677)	1,253	18,661	3,826
Net income (loss)	$(58,395)	$18,238	$1,240	$28,996	$11,411

Condensed Balance Sheet Data

The following table sets forth selected attributes of our Condensed Consolidated Balance Sheets:

	Successor		Predecessor
($ in thousands)	December 31, 2018	December 31, 2017	December 31, 2016
Cash and Cash Equivalents	$65,048	$8,725	$2,901
Goodwill and Intangibles, net (2)	1,079,265	498,164	26,983
Total Assets	1,344,783	664,865	188,436
Total Long-term debt, net	869,353	428,689	69,243
Total Liabilities and Stockholder's Equity	1,344,783	664,865	188,436

Other Financial Data

The following table sets forth the non-GAAP measures Adjusted EBITDA and Adjusted EBITDA Margin %(6):

	Successor	Successor	Predecessor
	For the Year Ended December 31,	Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2018	2017	2017	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Adjusted EBITDA	$197,610	$59,901	$37,991	$87,116	$62,735
Adjusted EBITDA Margin %	53.4%	43.3%	40.5%	37.8%	30.8%

Condensed Statement of Cash Flow data

The following table sets forth selected attributes of our Consolidated Statement of Cash Flows:

	Successor	Successor	Predecessor
	For the Year Ended December 31,	Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2018	2017	2017	2016	2015
Net cash provided by operating activities	$46,017	$8,311	$41,834	$43,841	$57,625
Net cash provided by (used in) investing activities	(562,857)	(553,536)	(8,786)	(35,051)	(13,131)
Net cash provided by (used in) financing activities	574,268	555,734	(27,491)	(7,041)	(43,886)

(1)

Product sales and the related cost of product sales result from the sale of photo enforcement equipment to certain customers.  The number of customers that choose ownership of equipment is limited and creates variability in the annual results based on these customers’ need for expansion of existing programs.

(2)

The purchase accounting resulting from the ATS Merger (as defined below) in May 2017 increased intangible assets subject to amortization to $222.5 million and increased the related amortization of intangibles expense in the 2017 Successor Period (as defined below) by $17.7 million and the year ended December 31, 2018 by $35.4 million.  On March 1, 2018, we acquired HTA. The purchase accounting resulting from the HTA acquisition increased intangible assets subject to amortization to $591.8 million and increased the related amortization of intangibles expense in the twelve months ended December 31, 2018 by $43.1 million.  On April 6, 2018, we acquired EPC. The purchase accounting resulting from the EPC acquisition increased intangible assets subject to amortization to $614.0 million and increased the related amortization of intangibles expense in the year ended December 31, 2018 by $2.3 million.

(3)

In connection with the ATS Merger, in May 2017 we entered into a First Lien Term Loan Credit Agreement and Second Lien Term Loan Credit Agreement of $325 million and $125 million, respectively, and a $40 million Revolving Credit Facility Agreement (collectively the “2017 Credit Facilities”). In connection with the HTA acquisition, we entered into a First Lien Term Loan Credit Agreement and Second Lien Term Loan Credit Agreement of $840 million and $200 million, respectively, and a $75 million Revolving Credit Facility Agreement (collectively the “2018 Credit Facilities”). The 2018 Credit Facilities replaced the 2017 Credit Facilities. We recorded interest expense including amortization of deferred financing cost of $20.9 million in the 2017 Successor Period and $69.6 million in the year ended December 31, 2018.  We also recorded a $10.2 million loss on extinguishment of debt related to the establishment of the 2018 Credit Facilities in the six months ended June 30, 2018.

(4)

Other income and expenses primarily consists of rebates received from purchasing card providers based on usage volume. In 2015, we paid a $4.3 million earn-out in connection with a 2014 acquisition within our Commercial Services segment.

(5)

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate from a maximum 35% to 21% and modified or eliminated other provisions in the tax code.  As of December 31, 2017, we re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. The gross deferred tax assets and liabilities were provisionally adjusted, which resulted in a net effect of a $27.3 million decrease to its income tax provision expense in the 2017 Successor Period.  We completed our analysis in 2018 and have recorded the final adjustments in the measurement period provided for in the Tax Act.

(6)

Adjusted EBITDA and Adjusted EBITDA margin % are non-GAAP financial measures commonly used in our industry and by analysts and investors as a supplemental measure of performance, but it should not be construed as an alternative to net income or to any other performance measure determined in accordance with GAAP.  Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. We have included Adjusted EBITDA and Adjusted EBITDA Margin % because management uses this additional information as one of the means to measure our performance, to make budgeting decisions, to allocate resources, to compare our performance relative to our peers and evaluate our ability to service debt.  Additionally, these measures, when used in conjunction with related GAAP financial measures, provide investors with additional financial analytical framework which management uses, in addition to historical operating results, as the basis for financial, operational and planning decisions and present measurements that third parties have indicated are useful in assessing our company and its results of operations.

We define “Adjusted EBITDA” as net income adjusted to exclude (i) interest expense, net, (ii) income tax (benefit) provision, (iii) depreciation and amortization, (iv) stock-based compensation and (v) as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted EBITDA margin % represents Adjusted EBITDA as a percentage of total revenue. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments set forth below. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

Adjusted EBITDA and Adjusted EBITDA margin % have important limitations as analytical tools, and you should not consider either in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA and Adjusted EBITDA margin %:

•	do not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments;
•	do not reflect changes in, or cash requirements for, our working capital needs;
•	do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	do not reflect income tax expense or the cash necessary to pay income taxes; and
•	does not reflect any cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Our non-GAAP information below and elsewhere in this annual report should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere in this annual report.

The following table sets forth our reconciliation of Adjusted EBITDA to net income (unaudited):

	Successor	Successor	Predecessor
	For the Year Ended December 31,	Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2018	2017	2017	2016	2015
Net income (loss)	$(58,395)	$18,238	$1,240	$28,996	$11,411
Interest expense	69,550	20,858	875	2,706	2,095
Income tax provision expense (benefit)	(16,241)	(30,677)	1,253	18,661	3,826
Depreciation and amortization	103,346	33,151	12,574	33,815	37,227
EBITDA	98,260	41,570	15,942	84,178	54,559
Transaction and other related expenses (i)	56,443	10,190	21,772	1,154	—
Transformation expenses (ii)	8,766	3,913	—	—	—
Loss on extinguishment of debt (iii)	26,486	—	—	—	—
Sponsor Fees and expenses (iv)	5,383	4,228	—	—	—
Acquisition earn-out (v)	—	—	—	—	4,275
Non-Recurring Severance (vi)	—	—	—	—	2,117
Non-cash amortization of contract inducement (vii)	—	—	277	1,784	1,784
Stock-based compensation (viii)	2,272	—	—	—	—
Adjusted EBITDA	$197,610	$59,901	$37,991	$87,116	$62,735

(i)

Transaction and other related expenses incurred in 2016 relate to legal and other professional fees associated with a sale process. For the 2017 Predecessor Period, Verra Mobility recognized $21.8 million of costs related to the ATS Merger, which consisted of $11.9 million of payments under Verra Mobility’s 2016 equity plan, $1.3 million of transaction bonus payments,  $7.9 million of professional fees and other expenses processed through the funds flow and $0.7 million of professional fees paid directly by Verra Mobility. For the 2017 Successor Period, Verra Mobility recognized approximately $10.2 million of costs related to the ATS Merger, which consisted of $8.0 million of payments for acquisition services to Platinum Equity Advisors, LLC,  $1.9 million of professional fees and other expenses processed through the funds flow and $0.3 million of professional fees paid directly by Verra Mobility.  In the year ended December 31, 2018, Verra Mobility recognized an aggregate of $56.4 million of costs related primarily to the Business Combination, HTA Merger and the EPC Merger, primarily consisting of $28.4 million for of payments under the 2018 Participation Plan, $9.7 million for acquisition services to Platinum Equity Advisors, LLC, $17.4 million of banking, legal and other professional fees and $0.9 million of other costs.

(ii)

Transformation expense of $3.9 million and $8.8 million for the 2017 Successor Period and the year ended December 31, 2018, respectively, represent one-time costs related to optimizing the expense structure and defining Verra Mobility’s growth strategy.  For the 2017 Successor Period these costs include $1.5 million for strategy consultants, $2.1 million for procurement optimization, and $0.2 million for IT optimization.  For the year ended December 31, 2018 these costs include $5.7 million for strategy consultants, $1.0 million for procurement optimization, $0.6 million for severance to employees of acquired businesses, $0.6 million for IT optimization and $0.9 million of other professional fees.

(iii)

This amount represents the loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit facilities in conjunction with the HTA acquisition and the repayment of the second lien term facility in October 2018 pursuant to the Business Combination.

(iv)	We incurred expenses associated with a Corporate Advisory Services Agreement with an affiliate of our primary shareholder. These expenses are not expected to continue after the Business Combination.
(v)	In 2015, we paid $4.3 million earn-out associated with a 2014 acquisition within the Commercial Services segment. The payment related to performance goals reached subsequent to the acquisition.
(vi)	In 2015, we incurred severance charges associated with the transition of our executive leadership team.
(vii)

In 2014, we paid $10.2 million in connection with a tolling contract with a major RAC. This amount was capitalized and amortized over the term of the contract as a reduction of revenue. As a result of the ATS Merger, and the resultant purchase price allocation, the contract inducement was subsumed into the larger customer relationship intangible asset recorded for this and other customers.

(viii)	Stock-based compensation represents the non-cash charge related to the issuance of awards under the Verra Mobility Corporation 2018 Equity Incentive Plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and our related notes that are included in Item 8 of Part II of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors.” Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. We provide integrated technology solutions and services, which include toll and violations management, title and registration, automated safety solutions, and other data-driven solutions to our customers, which include RACs, FMCs, other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Segment Information

We have two operating and reportable segments, Government Solutions and Commercial Services:

•	The Commercial Services segment generates revenues by providing tolling, violation management and title and registration services to our customers, including RACs, FMCs and other large fleet owners.
•

The Government Solutions segment generates revenues by delivering traffic law enforcement services and products to our customers, including municipalities, counties, school districts and other governmental authorities.

Segment performance is based on revenues and pre-tax income (loss) before depreciation, amortization, impairment and gain (loss) on disposal of assets, interest expense, stock-based compensation and income taxes.

Basis of Presentation

On May 31, 2017, private equity investment vehicles sponsored by Platinum Equity acquired ATS Consolidated, Inc. (now VM Consolidated, Inc.) pursuant to the Agreement and Plan of Merger, dated April 15, 2017, by and among ATS Consolidated, Inc., Greenlight Merger Corporation, a wholly owned subsidiary of Greenlight Acquisition Corporation, and Greenlight Acquisition Corporation, whereby we merged with and into Greenlight Merger Corporation with the former surviving the merger (such transaction, the “ATS Merger”).

Pursuant to the ATS Merger, a new basis of accounting at fair value was established in accordance with U.S. GAAP under Accounting Standards Codification Topic 805, Business Combinations. The new stepped-up basis was pushed down by Greenlight Acquisition Corporation to us. The consolidated financial statements and our footnotes contained elsewhere in this Annual Report on Form 10-K are presented in distinct periods to indicate the application of two different bases of accounting between the periods presented. As a result of purchase accounting, the pre-ATS Merger and post-ATS Merger consolidated financial statements are not comparable. Depreciation and amortization and interest expense were the primary line items impacted in any material respect by the purchase accounting adjustments related to the ATS Merger.

The period from January 1, 2017 to May 31, 2017 has been labeled “Predecessor,” or “2017 Predecessor Period.” In the accompanying financial information and discussion and analysis, all periods presented up to and including the 2017 Predecessor Period have been prepared using the historical basis of accounting of the Predecessor.

Factors Affecting Our Operating Results

Our operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Business Combination

We were originally incorporated in Delaware on August 15, 2016 as Gores Holdings II, Inc. (“Gores”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our IPO, following which our shares began trading on Nasdaq.

On June 21, 2018, Gores, First Merger Sub, Second Merger Sub, Greenlight, and PE Greenlight Holdings, LLC entered into the Merger Agreement, by which the Business Combination was consummated. In connection with the closing of the Business Combination on October 17, 2018, we changed our name to Verra Mobility Corporation. As a result of the Business Combination, we became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC (formerly Second Merger Sub) and its subsidiaries.

HTA Acquisition and Refinancing

On March 1, 2018, we acquired HTA for an aggregate purchase price of $603.3 million, consisting of $534.7 million in cash, including $9.7 million in purchase price adjustments and an $11.3 million payment to the sellers for certain tax items, and the issuance of equity in Greenlight with a fair value of approximately $57.3 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. HTA contributed approximately $103.9 million in revenues for the year ended December 31, 2018. We recognized $15.6 million of costs related to the transaction, in the year ended December 31, 2018.

In connection with the HTA acquisition, we refinanced the 2017 Credit Facilities and entered into the 2018 Credit Facilities, which provided for term loans with an aggregate principal amount of $1.04 billion and a revolver with an aggregate commitment of up to $75.0 million. We recorded a loss on extinguishment of the 2017 Credit Facilities of approximately $10.2 million in the year ended December 31, 2018, which included a prepayment penalty of $3.8 million on the Old Term Loan (as defined below) balances.

EPC Acquisition

On April 6, 2018, we acquired EPC for an aggregate purchase price of $62.9 million. The purchase consideration consisted primarily of equity in Greenlight and working capital adjustments, which aggregated $2.6 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. EPC contributed approximately $10.1 million in revenues for the year ended December 31, 2018. We recognized $3.0 million of costs related to the transaction, in the year ended December 31, 2018.

ATS Merger and Refinancing

In connection with the ATS Merger, we recognized approximately $31.0 million of aggregate expenses related to the transaction between the 2017 Predecessor Period and the period from June 1, 2017 to December 31, 2017, which has been labeled “Successor” or the “2017 Successor Period.” For the 2017 Predecessor Period, approximately $21.1 million of costs were included in selling, general and administrative expenses, consisting of $11.9 million of payments under our 2016 equity plan, $1.3 million of transaction bonus payments, and $7.9 million of professional fees and other expenses related to the ATS Merger. For the 2017 Successor Period, approximately $9.9 million of costs were included in the selling, general and administrative expenses related to the transaction.

The Predecessor’s $150.0 million revolving credit facility was refinanced in connection with the ATS Merger, with the Successor entering into new credit facilities providing for term loans in the aggregate principal amount of $450.0 million and a revolver with an aggregate commitment of up to $40.0 million. The $450.0 million term loans also increased interest expense for the 2017 Successor Period.

Sunshine Acquisition

On January 27, 2016, we acquired certain of the assets and liabilities of Sunshine State Tag Agency, Inc., Auto Tag of America, Inc. and Auto Titles of America, Inc., (collectively “Sunshine”) for net consideration of approximately $21.2 million. Sunshine was a title and registration processing company with operations in Florida, Texas and Arizona.

Executive Summary

We operate with long-term contracts and a highly recurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Executed on growth strategies by completing three strategic acquisitions: Sunshine, a title and registration business servicing our existing customers, in 2016; HTA, a tolling company which strengthens our position in tolling and related services to RAC and FMC customers, in the first quarter of 2018; and EPC in the second quarter of 2018, providing a platform to expand our RAC and FMC solutions into Europe.

•

Grew service revenue from $212.5 million in the year ended December 31, 2016 to $365.1 million for the year ended December 31, 2018.  Acquisitions contributed $114.0 million to the revenue growth, while expansion in existing products or customers contributed $38.5 million to the revenue growth.

•	Improved our cost structure, as operating expenses as a percentage of service revenue decreased from 39.4% in the year ended December 31, 2016 to 29.6% in the year ended December 31, 2018.
•

Generated cash flows from operating activities of $34.7 million for the year ended December 31, 2018, $8.3 million for the 2017 Successor Period, $41.8 million for the 2017 Predecessor Period and $43.8 million for the year ended December 31, 2016.  Cash flows from operating activities for 2018 were negatively impacted by $65.2 million of transaction and transformation expenses associated with two acquisitions and our Business Combination.

•

Executed on our strategy to increase operating leverage, establishing structure and discipline company-wide, while retaining the entrepreneurial drive that management believes is vital for a fast growing technology-based company.

Primary Components of Operating Results

Revenues

Total revenues consist of service revenues generated by our Commercial Services and Government Solutions segments and product sales generated by the Government Solutions segment.

Service Revenue.  The Commercial Services segment primarily generates service revenue through the management and operation of tolling programs for RACs, FMCs and other large fleet customers. These solutions are full service offerings by which we enroll plates of our customers’ vehicles with tolling authorities, process payments on the customers’ behalf and, through proprietary technology, integrate with customer data to match the toll to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations and our customers’ share of administration fees are netted against revenue. We also generate service revenue in the Commercial Services segment through processing titles, registrations and violations for our customers.

The Government Solutions segment generates service revenue through the operation and maintenance of safety enforcement systems. This revenue is generally tied to long-term contracts, and revenue is recognized either when services are performed or when citations are issued or paid, depending on the terms of the customer contract. Revenue drivers included the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in the Government Solutions segment from payment processing, pass-through fees for collection expense, street light maintenance contracts and other fees.

Product Sales.  Product sales are generated by the sale of photo enforcement equipment to certain Government Solutions customers. There are a small number of customers who purchase this equipment, and their buying patterns vary greatly from period to period. Product sales revenue is recognized when the equipment is accepted or installed.

Cost and Expenses

Cost of Service Revenue.  Cost of service revenue consists of collection and other professional services contracted with third parties and associated with the delivery of certain ancillary services performed by both the Government Solutions and Commercial Services segments.

Cost of Product Sales.  Costs of product sales consist of the costs to acquire and install safety enforcement equipment that is purchased by Government Solutions customers.

Operating Expenses.  Operating expenses include payroll and payroll-related costs, including stock-based compensation, costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses includes payroll and payroll-related costs (including stock-based compensation), real estate lease expense, insurance costs, legal fees and general corporate expenses.

Depreciation, Amortization, Impairment and (Gain) Loss on Disposal of Assets, Net.  Depreciation, amortization, impairment, (gain) loss on disposal of assets, net includes depreciation on property, plant and equipment, and amortization of definite-lived intangible assets. This line item also includes one-time gains or losses incurred in connection with the disposal of certain assets.

Other (Income) Expenses, Net.  Other (income) expenses, net primarily consists of volume rebates from total spend on purchasing cards and gain or loss on foreign currency translation.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Results of Operations

Year ended December 31, 2018.

The following table sets forth, for the year ended December 31, 2018, our statements of operations data and other information, and expresses each item as percentage of total revenues for the same period. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Successor	Percentage of Revenue Successor
($ in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2018
	(in thousands except for percentages)
Service revenue	$365,076	98.6%
Product sales	5,070	1.4
Total revenue	370,146	100.0
Cost of service revenue	5,788	1.6
Cost of product sales	3,447	0.9
Operating expenses	108,884	29.4
Selling, general and administrative expenses	136,069	36.8
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	103,353	27.9
Total costs and expenses	357,540	96.6
Income from operations	12,606	3.4
Interest expense	69,550	18.8
Loss on extinguishment of debt	26,486	7.2
Other income, net	(8,795)	(2.4)
Total other expense	87,242	23.6
Loss before income taxes	(74,636)	(20.2)
Income tax(benefit)	(16,241)	(4.4)
Net loss	$(58,395)	(15.8)%

	Successor	Adjusted EBITDA Margin
($ in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2018
Adjusted EBITDA (1)	$197,610	53.4%

(1)

Adjusted EBITDA is a non-GAAP measure. See the section entitled “Selected Financial Data” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.  Service revenue of $365.1 million for the year ended December 31, 2018 was 98.6% of total revenue. The following table depicts service revenue by segment for the year ended December 31, 2018:

	Successor	Percentage of Revenue Successor
($ in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2018
Service Revenue
Commercial Services	$222,611	60.1%
Government Solutions	142,464	38.5
Total Service Revenue	$365,076	98.6%

Service revenue for the Commercial Services segment of $222.6 million for the year ended December 31, 2018 includes revenue from tolling services, violation services and title and registration services. Verra Mobility acquired HTA, a toll and violation processor, on March 1, 2018, and EPC, a European violations processor, on April 6, 2018. These acquisitions contributed $114.0 million to service revenue during the period presented.

Government Solutions service revenue of $142.5 million for the year ended December 31, 2018 includes revenue from red light, speed, school bus arm and bus lane photo enforcement systems. There were 4,489 systems installed at December 31, 2018, which increased from 4,303 installed systems at December 31, 2017. This change was primarily attributable to the installation of 186 smart and safe bus solution systems in San Antonio, Texas and expansion of systems in both speed and bus lane, offset by the loss of red light systems, primarily in Miami, Florida.

Product Sales.  Product sales of $5.1 million for the year ended December 31, 2018 includes revenue generated from Government Solutions customers who purchased their equipment. Product sales for the period primarily related to bus lane systems and street light furnishings. There are a small number of customers who purchase this equipment, and their buying patterns vary greatly from period to period.

Cost of Service Revenue.  Cost of service revenue of $5.8 million for the year ended December 31, 2018 consists of collection and other professional services contracted with third parties and associated with the delivery of certain ancillary service revenue.

Cost of Product Sales.  Cost of product sales of $3.4 million for the year ended December 31, 2018 directly relates to product sales of bus lane systems and street light furnishings.

Operating Expenses.  Operating expenses of $108.9 million for the year ended December 31, 2018 consist of payroll and payroll-related costs, including stock-based compensation, costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs. Operating expenses were 29.4% of total revenue for the year ended December 31, 2018. Operating expenses by segment appear in the table below.

	Successor	Percentage of Revenue Successor
($ in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2018
Operating Expense
Commercial Services	$51,222	13.8%
Government Solutions	57,525	15.5
Total Operating Expenses before stock-based compensation	108,747	29.4
Stock-based compensation	137	—
Total Operating Expenses	$108,884	29.4%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $136.1 million for the year ended December 31, 2018 consist of payroll and payroll-related costs, including stock-based compensation, real estate lease expense, insurance costs, legal fees and general corporate expenses. Selling, general and administrative expenses for the year ended December 31, 2018 included $2.1 million of stock-based compensation and $56.4 million of transaction expenses primarily related to the Business Combination the acquisitions of HTA and EPC, $19.8 million was included in Commercial Services, and the remaining $36.6 million was included in Corporate.  Transaction expenses consisted of $28.4 million for payments under our 2018 Participation Plan, $9.7 million for acquisition services to Platinum Equity Advisors, LLC, $17.4 million of banking legal and other professional fees and $0.9 million of other costs. The company also incurred $8.7 million of other non-recurring expenses primarily associated with the integrations of HTA and EPC and $5.4 million paid to Platinum Equity Advisors, LLC under the Corporate Advisory Services Agreement. See Note 15 “Related Party Transactions” to our Consolidated Financial Statements. Selling, general and administrative expenses by segment appear in the table below.

	Successor	Percentage of Revenue Successor
($ in thousands)	For the Year Ended December 31, 2018	For the Year Ended December 31, 2018
Selling, general and administrative expenses
Commercial Services	$55,369	15.0%
Government Solutions	27,827	7.5
Corporate	50,738	13.7
Total selling, general and administrative expenses before stock-based compensation	133,934	36.2
Stock-based compensation	2,135	0.5
Total selling, general and administrative expenses	$136,069	36.8%

Depreciation, Amortization, Impairment, Gain or Loss on Disposal of Assets, Net.  Depreciation, amortization, impairment, gain or loss on assets, net of $103.4 million for the year ended December 31, 2018 included depreciation of $22.5 million and $80.8 million of amortization. The amortization in the year ended December 31, 2018 resulted from the ATS Merger in May 2017, the HTA acquisition in March 2018 and the EPC acquisition in April 2018.

Interest Expense.  Interest expense was $69.6 million for the year ended December 31, 2018 and was directly related to our credit facilities. The 2017 Credit Facilities, term loans in the aggregate principal amount of $450 million and a $40 million revolving credit facility were replaced in March 2018 by the 2018 Credit Facilities in connection with the acquisition of HTA. The 2018 Credit Facilities consist of a First Lien Term Loan Credit Agreement in the aggregate principal amount of $840 million (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement in the aggregate principal amount of $200 million (the “New Second Lien Term Loan” and collectively with the New First Lien Term Loan, the “New Term Loans”) and a $75 million revolving credit facility. In connection with the Business Combination, in October 2018 we expanded the New First Lien Term Loan by $70 million and repaid the New Second Lien Term Loan in full, and as a result we anticipate interest expense to be lower in future periods.  Interest expense for the year ended December 31, 2018 includes $9.2 million of issuance cost and discount amortization.  See “—Liquidity and Capital Resources.”

Loss on extinguishment of debt.  Loss on extinguishment of debt of $26.5 million includes $10.2 million resulting from replacing the 2017 Credit Facilities with the 2018 Credit Facilities in connection with the HTA acquisition. The loss consisted of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs, and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities. We incurred costs of $16.3 million to expand the New First Lien Term Loan and repay the New Second Lien Term Loan in connection with the Business Combination. See “—Liquidity and Capital Resources.”

Other (Income), Net.  Other income of $8.8 million for the year ended December 31, 2018 primarily related to volume rebates on our total spend on purchasing cards. We pay a high volume of tolls on behalf of its customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax (Benefit).  The income tax benefit was ($16.2) million for the year ended December 31, 2018. The effective benefit rate for the year ended December 31, 2018 was (21.8%), which differs slightly from the federal statutory rate of 21% primarily due to a valuation allowance for state net operating loss carryforward items and nondeductible permanent items including transaction costs associated with the HTA and EPC acquisitions offset by state income taxes.

Net Loss.  As a result of the income statement activity discussed above, we had net loss of $58.4 million for the year ended December 31, 2018.

Adjusted EBITDA.  Adjusted EBITDA of $197.6 million for the year ended December 31, 2018 was directly related to the income statement activity discussed above, adjusted for certain transactions and non-recurring expenses.

The Successor Period from June 1, 2017 to December 31, 2017

The following table sets forth for the 2017 Successor Period our statements of operations data and other information and expresses each item as percentage of total revenues for the 2017 Successor Period. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Successor	Percentage of Revenue Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Period From June 1, 2017 to December 31, 2017
	(in thousands except for percentages)
Service revenue	$135,655	98.1%
Product sales	2,583	1.9
Total revenue	138,239	100.0
Cost of service revenue	1,936	1.4
Cost of product sales	1,590	1.2
Operating expenses	50,471	36.5
Selling, general and administrative expenses	44,882	32.5
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	33,113	24.0
Total costs and expenses	131,992	95.5
Income from operations	6,247	4.5
Interest expense	20,858	15.1
Other income, net	(2,172)	(1.6)
Total other (income) expense	18,686	13.5
Income (loss) before income taxes	(12,439)	(9.0)
Income tax provision (benefit/loss)	(30,677)	(22.2)
Net Income/Loss	$18,238	13.2%

	Successor	Percentage of Revenue Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Period From June 1, 2017 to December 31, 2017
Adjusted EBITDA (1)	$59,901	43.3%

(1)

Adjusted EBITDA is a non-GAAP measure. See the section entitled “Selected Financial Data” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.  Service revenue of $135.7 million for the 2017 Successor Period was 98.1% of total revenue. The following table depicts service revenue by segment for the 2017 Successor Period:

	Successor	Percentage of Revenue Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Period From June 1, 2017 to December 31, 2017
Service Revenue
Commercial Services	$55,874	40.4%
Government Solutions	79,781	57.7
Total Service Revenue	$135,655	98.1%

Service revenue for the Commercial Services segment was $55.9 million for the 2017 Successor Period and included revenue from tolling services, violation services and title and registration services. Tolling volume trends in the period were positive, with an increased number of tolls incurred by customers and greater adoption of tolling products resulting primarily from an increased number of cashless toll roads. A contract negotiation with a large customer negatively impacted price during the period.

Government Solutions service revenue was $79.8 million for the 2017 Successor Period and included revenue from red light, speed, school bus arm and bus lane photo enforcement systems. Demand for new photo enforcement systems continued, with the number of installed systems during the period increasing for all products. The positive trend was partially offset by a high number of red light systems that did not generate revenue during the period due to road construction. There were 4,303 systems installed at December 31, 2017.

Product Sales.  Product sales were $2.6 million for the 2017 Successor Period and included revenue generated from Government Solutions customers who purchased their equipment. Product revenue for the period was limited to bus lane systems. There are a small number of customer who purchase this equipment, and their buying patterns vary greatly from period to period.

Cost of Service Revenue.  Cost of service revenue was $1.9 million for the 2017 Successor Period and consisted of collection and other professional services contracted with third parties and associated with the delivery of certain ancillary service revenue.

Cost of Product Sales.  Cost of product sales was $1.6 million for the 2017 Successor Period and was directly related to product sales of bus lane systems.

Operating Expenses.  Operating expenses of $50.5 million for the 2017 Successor Period consisted of payroll and payroll-related costs, costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs. Immediately following the ATS Merger, we initiated several operational initiatives, including hiring a third party to review our  vendor spend and initiate request for proposals to help ensure we were receiving high quality service and competitive pricing. Operating expenses were 36.5% of total revenue for the 2017 Successor Period. Operating expenses by segment appear in the table below.

	Successor	Percentage of Revenue Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Period From June 1, 2017 to December 31, 2017
Operating Expense
Commercial Services	$16,425	11.9%
Government Solutions	34,046	24.6
Total Operating Expenses	$50,471	36.5%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $44.9 million for the 2017 Successor Period and consisted of payroll and payroll-related cost, real estate lease expense, insurance costs, legal fees and general corporate expenses. Selling, general and administrative expenses for the 2017 Successor Period included $10.2 million of transaction expenses resulting from or closely aligned with the ATS Merger, $3.9 million of other non-recurring expenses and $4.2 million paid to Platinum Equity Advisors, LLC under the Corporate Advisory Services Agreement.

	Successor	Percentage of Revenue Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Period From June 1, 2017 to December 31, 2017
Selling, general and administrative expenses
Commercial Services	$14,784	10.7%
Government Solutions	11,766	8.5
Corporate	18,332	13.3
Total Selling, general and administrative expenses	$44,882	32.5%

Depreciation, Amortization, Impairment, Gain or Loss on Disposal of Assets, Net.Depreciation, amortization, impairment, gain or loss on assets, net of $33.1 million for the 2017 Successor Period included depreciation of $14.4 million and $18.8 million of amortization. The amortization in the 2017 Successor Period resulted from $222.5 million of identifiable intangible assets recorded in connection with the ATS Merger.

Interest Expense.  Interest expense was $20.9 million in the 2017 Successor Period and was directly related to the 2017 Credit Facilities. In connection with the ATS Merger, we entered into the 2017 Credit Facilities, consisting of term loans with an aggregate principal amount of $450 million and a $40 million revolving credit facility. See “—Liquidity and Capital Resources.”

Other (Income) and Expenses, Net.  Other income of $2.2 million for the 2017 Successor Period primarily related to volume rebates on our total spend on purchasing cards. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax (Benefit) Provision.  The income tax benefit of ($30.7) million for the 2017 Successor Period had an effective tax rate of (246.6%) which was primarily impacted by the accounting for the U.S. Tax reform enacted on December 22, 2017, which reduced the federal income tax rate from 35% to 21%. We recognized a net provisional benefit of ($27.3) million related to the remeasurement of our net deferred tax liabilities for this rate change, affecting the rate by (219.8%). Excluding the effects of tax reform, our tax benefit rate for the 2017 Successor Period was (26.9%).

Net Income.  As a result of the income statement activity discussed above, we had a net income of $18.2 million for the 2017 Successor Period.

Adjusted EBITDA.  Adjusted EBITDA of $59.9 million for the 2017 Successor Period was directly related to the income statement activity discussed above, adjusted for certain transaction or non-recurring expenses.

The Predecessor Period from January 1, 2017 to May 31, 2017

The following table sets forth for the 2017 Predecessor Period our statements of operations data and other information and expresses each item as percentage of total revenues for the 2017 Predecessor Period. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Predecessor	Percentage of Revenue Predecessor
($ in thousands)	Period From January 1, 2017 to May 31, 2017	Period From January 1, 2017 to May 31, 2017
	(in thousands except for percentages)
Service revenue	$92,531	98.6%
Product sales	1,340	1.4
Total revenue	93,871	100.0
Cost of service revenue	1,369	1.5
Cost of product sales	964	1.0
Operating expenses	35,968	38.3
Selling, general and administrative expenses	40,884	43.6
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	12,613	13.4
Total costs and expenses	91,798	97.8
Income from operations	2,073	2.2
Interest expense	875	0.9
Other income, net	(1,294)	(1.4)
Total other (income) expense	(419)	(0.4)
Income (loss) before income taxes	2,492	2.7
Income tax provision (benefit/loss)	1,253	1.3
Net Income/Loss	$1,240	1.3%

		Percentage of Revenue Predecessor
	Predecessor	Period From
($ in thousands)	January 1, 2017 to May 31, 2017	January 1, 2017 to May 31, 2017
Adjusted EBITDA (1)	$37,991	40.5%

(1)

Adjusted EBITDA is a non-GAAP measure. See the section entitled “Selected Financial Data” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.  Service revenue of $92.5 million for the 2017 Predecessor Period was 98.6% of total revenue. The following table depicts service revenue by segment for the 2017 Predecessor Period:

		Percentage of Revenue Predecessor
	Predecessor	Period From
	January 1, 2017 to May 31, 2017	January 1, 2017 to May 31, 2017
Service Revenue
Commercial Services	$35,509	37.8%
Government Solutions	57,022	60.7
Total Service Revenue	$92,531	98.6%

Service Revenue for the Commercial Services segment was $35.5 million for the 2017 Predecessor Period and included revenue from tolling services, violation services and title and registration services. Tolling volume trends in the period were positive, with an increased number of tolls incurred by customers and greater adoption of tolling products as a result of an increased number of cashless toll roads.

Government Solutions service revenue was $57.0 million for the 2017 Predecessor Period and included revenue from red light, speed, school bus arm and bus lane photo enforcement systems. Demand for new photo enforcement systems continued with the number of installed systems during the period increasing for all products. There were 4,021 systems installed at May 31, 2017.

Product Sales.  Product sales of $1.3 million for the 2017 Predecessor Period included revenue generated from Government Solutions customers who purchased their equipment. Product revenue was limited to bus lane systems. There are a small number of customer who purchase this equipment and their buying patterns vary greatly from period to period.

Cost of Service Revenue.  Cost of service revenue was $1.4 million for the 2017 Predecessor Period and consisted of collection and other professional services contracted with third parties and associated with the delivery of certain ancillary service revenue.

Cost of Product Sales.  Cost of product sales was $1.0 million for the 2017 Predecessor Period and was directly related to product sales of bus lane systems.

Operating Expenses.Operating expenses of $36.0 million for the 2017 Predecessor Period consisted of payroll and payroll-related costs, costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs. During this period, certain activities in the Commercial Services segment were outsourced, resulting in a decrease in payroll-related expenses and an increase in subcontracting expense. Operating expenses were 38.3% of total revenue for 2017 Predecessor Period. Operating expenses by segment appear in the table below.

		Percentage of Revenue Predecessor
	Predecessor	Period From
($ in thousands)	January 1, 2017 to May 31, 2017	January 1, 2017 to May 31, 2017
Operating Expense
Commercial Services	$11,266	12.0%
Government Solutions	24,702	26.3
Total Operating Expenses	$35,968	38.3%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses of $40.9 million for the 2017 Predecessor Period consisted of payroll and payroll-related costs, real estate lease expense, insurance costs, legal fees and general corporate expenses. Selling, general and administrative expenses for the 2017 Predecessor Period included $21.8 million of transaction expenses resulting from or closely aligned with the ATS Merger, which were retained at corporate and not allocated to the business segments. Selling, general and administrative expenses by segment appear in the table below.

		Percentage of Revenue Predecessor
	Predecessor	Period From
($ in thousands)	January 1, 2017 to May 31, 2017	January 1, 2017 to May 31, 2017
Selling, general and administrative expenses
Commercial Services	$9,882	10.5%
Government Solutions	9,231	9.8
Corporate	21,772	23.2
Total selling, general and administrative expenses	$40,884	43.6%

Depreciation, Amortization, Impairment, Gain or Loss on Disposal of Assets, Net.  Depreciation, amortization, impairment, gain or loss on assets, net of $12.6 million for the 2017 Predecessor Period was comprised of depreciation of long-lived assets of $11.8 million and amortization of intangible assets of $0.8 million.

Interest Expense.  Interest expense was $0.9 million for the 2017 Predecessor Period and directly related to the average outstanding debt balance during that period of $51.1 million.

Other (Income) and Expenses.  Other income of $1.3 million in the 2017 Predecessor Period primarily related to volume rebates on our total spend on purchasing cards. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax (Benefit) Provision.  The income tax expense of $1.3 million for the 2017 Predecessor Period had an effective rate of 50.3%, and was impacted by certain transaction and other expenses that were not deductible for taxes and the negative impact of the provision to return adjustment associated with research and development tax credits.

Net Income.  As a result of the income statement activity discussed above, we had net income of $1.2 million for the 2017 Predecessor Period.

Adjusted EBITDA.  Adjusted EBITDA of $38.0 million for the 2017 Predecessor Period was directly related to the income statement activity discussed above, adjusted for certain transaction or non-recurring expenses.

Year Ended December 31, 2016

The following table sets forth for each of the year ended December 31, 2016 our statements of operations data and other information and expresses each item as percentage of total revenues for the period presented. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Predecessor	Percentage of Revenue Predecessor
($ in thousands)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2016
	(in thousands except for percentages)
Service revenue	$212,515	92.1%
Product sales	18,235	7.9
Total revenue	230,750	100.0
Cost of service revenue	2,638	1.1
Cost of product sales	9,505	4.1
Operating expenses	83,762	36.3
Selling, general and administrative expenses	53,034	23.0
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	33,917	14.7
Total costs and expenses	182,857	79.2
Income from operations	47,893	20.8
Interest expense	2,706	1.2
Other income, net	(2,470)	(1.1)
Total other (income) expense	236	0.1
Income (loss) before income taxes	47,657	20.7
Income tax provision (benefit/loss)	18,661	8.1
Net Income/Loss	$28,996	12.6%

	Predecessor	Percentage of Revenue Predecessor
($ in thousands)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2016
Adjusted EBITDA(1)	$87,116	37.8%

(1)

Adjusted EBITDA is a non-GAAP measure. See the section entitled “Selected Financial Data” in this Annual Report on Form 10-K for a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.  Service revenue of $212.5 million for the year ended December 31, 2016 represents 92.1% of total revenue. The following table depicts service revenue by segment:

	Predecessor	Percentage of Revenue Predecessor
($ in thousands)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2016
Service Revenue
Commercial Services	$80,291	34.8%
Government Solutions	132,224	57.3
Total Service Revenue	$212,515	92.1%

Commercial Services service revenue of $80.3 million for the year ended December 31, 2016 consists of revenue from tolling services, violation services and title and registration services. We acquired Sunshine, a title and registration processor, on January 27, 2016, which contributed $9.5 million in service revenue for the period.

Government Solutions service revenue of $132.2 million for the year ended December 31, 2016 included revenue from red light, speed, school bus arm and bus lane photo enforcement systems. The company saw increased demand for speed, school bus arm and bus lane systems and increased the number of enforcement systems installed for each of these products.  The number of red light systems installed declined slightly, which has a direct impact on revenue. There were 3,862 systems installed at December 31, 2016.

Product sales.  Product sales were $18.2 million for the year ended December 31, 2016. During 2016, we experienced a high volume of product sales, primarily speed systems. There are a small number of customers who purchase this equipment, and their buying patterns vary greatly from year to year.

Cost of Service Revenue.  Cost of service revenue of $2.6 million for the year ended December 31, 2016 consisted of collection and other professional services contracted with third parties and associated with the delivery of certain ancillary service revenue.

Cost of Product Sales.  Cost of product sales of $9.5 million for the year end December 31, 2016 was directly related to product sales of speed systems.

Operating Expenses.Operating expenses of $83.8 million for the year ended December 31, 2016 consisted of payroll and payroll-related costs, costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs The Commercial Services segment includes $3.8 million in operating expenses related to the Sunshine acquisition. Operating expenses as a percentage of revenue were 36.3% for the year ended December 31, 2016, reflecting management’s focus on operational efficiency. Operating expenses by segment appear in the table below.

	Predecessor	Percentage of Revenue Predecessor
($ in thousands)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2016
Operating Expense
Commercial Services	$27,957	12.1%
Government Solutions	55,805	24.1
Total Operating Expenses	$83,762	36.3%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for the year ended December 31, 2016 of $53.0 million consisted of payroll and payroll-related cost, real estate lease expense, insurance costs, legal fees and general corporate expenses. There were $1.2 million in transaction-related expenses associated with the acquisition of Sunshine during the year ended December 31, 2016. Selling, general and administrative expenses by segment appear in the table below:

	Predecessor	Percentage of Revenue Predecessor
($ in thousands)	For the Year Ended December 31, 2016	For the Year Ended December 31, 2016
Selling, general and administrative expenses
Commercial Services	$28,176	12.2%
Government Solutions	23,704	10.3
Corporate	1,154	0.5
Total selling, general and administrative expenses	$53,034	23.0%

Depreciation, Amortization, Impairment, Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization, impairment, gain or loss on assets, net, of $33.9 million for the year ended December 31, 2016 was comprised primarily of depreciation of long-lived assets of $32.1 million and amortization of intangible assets of $1.7 million.

Interest Expense.  Interest expense of $2.7 million for the year ended December 31, 2016 relates to our outstanding debt balance.

Other (Income) and Expense, Net.  Other income for the year ended December 31, 2016 of $2.5 million related to volume rebates on our total spend on purchasing cards. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Provision.  Income tax provision of $18.7 million for the year ended December 31, 2016 represents an effective tax rate of 39.2%, which is in line with federal and state statutory rates.

Net Income.  As a result of the income statement activity discussed above, we had net income of $29.0 million for the year ended December 31, 2016.

Adjusted EBITDA.  Adjusted EBITDA of $87.1 million for the year ended December 31, 2016 was directly related to the income statement activity discussed above, adjusted for certain transaction or non-recurring expenses.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash flow from operations, long-term borrowings and borrowings under revolving credit facilities.

We have incurred significant long-term debt, as described below, to fund the ATS Merger and the HTA acquisition.

We believe that the existing cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business that it undertakes, including strategic acquisitions. Should we pursue additional strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, which may not be available to us on favorable terms, borrowings on the revolver under the 2018 Credit Facilities (the “New Revolver”), equity financings or at all. See the section entitled “Risk Factors.”

We had working capital surplus at December 31, 2018 and 2017 of $116.4 million and $57.8 million, respectively. We have the ability to borrow under our revolving credit facility to meet obligations as they come due. At December 31, 2018, we had $67.2 million available for borrowing, net of letters of credit, under the New Revolver.

The following table sets forth certain captions indicated on our statements of cash flows for the periods indicated.

	Successor	Successor	Predecessor
($ in thousands)	For the Year Ended December 31, 2018	Period from June 1, 2017 to December 31, 2017	Period from January 1, 2017 to May 31, 2017	For the Year Ended December 31, 2018
Net cash provided by operating activities	$46,017	$8,311	$41,834	$43,841
Net cash provided by (used in) investing activities	(562,857)	(553,536)	(8,786)	(35,051)
Net cash provided by (used in) financing activities	574,268	555,734	(27,491)	(7,041)

Cash Flows from Operating Activities

Cash provided by operating activities was $46.0 million for the year ended December 31, 2018 and consisted of a $58.4 million net loss combined with a $31.4 million increase to net operating assets driven primarily by an $27.8 million increase to accounts receivable and unbilled receivables due to the timing of billings and customer payments, offset by $124.5 million of non-cash charges including depreciation and amortization of $103.3 million.

During the 2017 Successor Period, cash provided by (used in) operating activities was $8.3 million. This amount was primarily the result of net income for the period and a $4.2 million reduction in prepaid expenses and other assets, primarily due to the timing of the receipt of a purchasing credit for credit card purchases and a $4.8 million decrease in accounts payable and accrued liabilities due to the timing of payments to vendors, partially offset by a $17.2 million increase in accounts receivable due to the timing of billings and customer payments. During the 2017 Predecessor Period, cash provided by (used in) operating activities was $41.8 million. This amount was primarily the result of net income for the period and a $22.4 million increase in accounts payable and accrued liabilities related to transaction expenses incurred by the sellers in the ATS Merger and an $8.1 million decrease in accounts receivable and unbilled receivables due to the timing of billings and customers payments. Cash provided by (used in) operating activities for the year ended December 31, 2016 decreased to $43.8 million from $57.2 million for the year ended December 31, 2015. The decrease in cash provided by (used in) operating activities between periods was primarily due to the $17.4 million increase in accounts receivable and unbilled receivables due to the timing of billings and customer payments and a $2.1 million decrease in other liabilities partially offset by a $17.6 million increase in net income.

Cash Flows from Investing Activities

Cash provided by (used in) investing activities was $(562.9) million for the year ended December 31, 2018 and was primarily due to the net of cash paid in connection with the HTA acquisition. Cash consideration for the HTA acquisition was $531.7 million and was net of $3.0 million of cash acquired from the acquisition. Cash used during the year ended December 31, 2018 also included $26.6 million of capital expenditures for camera systems and related items for the Government Solutions segment. The Company also received net cash inflows of $6.4 million from the EPC acquisition consisting of $2.6 million of cash consideration offset by $9.0 million of cash acquired.

During the 2017 Successor Period, cash provided by (used in) investing activities was $(553.5) million. This amount was primarily the result of the ATS Merger. During the 2017 Predecessor Period, cash provided by (used in) investing activities was $(8.8) million. This amount was primarily the result of $9.0 million of capital expenditures for camera systems and related items for the Government Solutions segment. Cash provided by (used) in investing activities for the year ended December 31, 2016 was $(35.1) million and consisted of $21.2 million of cash consideration for the Sunshine acquisition combined with $14.8 million of cash proceeds from the purchase of capital expenditures.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $574.3 million for the year ended December 31, 2018 and was due to our entering into the 2018 Credit Facilities to fund the HTA acquisition and to repay the outstanding balance on the 2017 Credit Facilities, which totaled approximately $450.5 million, as well as the repayment of the New Second Lien and the $70.0 million increase to the New First Lien in conjunction with the Business Combination. Additionally, cash received in connection with the Business Combination was $803.3 million. Cash payments made in connection with the issuance of the 2018 Credit Facilities, the repayment of the 2017 facilities and the Business Combination were $29.5 million, $8.2 million and $24.0 million, respectively. Additionally, there was a $779.2 million distribution to the Selling Shareholders in the Business Combination that was partially offset by a $169.3 million capital contribution from Greenlight.
During the 2017 Successor Period, cash provided by (used in) financing activities was $555.7 million. This amount was primarily the result of our entering into the 2017 Credit Facilities in connection with the ATS Merger. During the 2017 Predecessor Period, cash provided by (used in) financing activities was $(27.5) million. This amount was primarily the result of net repayments on our revolver. Cash provided by (used in) financing activities for the year ended December 31, 2016 decreased to $(7.0) million from $(43.9) million for year ended December 31, 2015. The decrease in cash provided by (used in) financing activities was primarily due to net borrowings on our revolver of $40.4 million versus net repayments on our revolver of $43.8 million in the comparable prior period, partially offset by payment of a cash dividend of $47.1 million in 2016.

Debt

In connection with the HTA Merger, we entered into the 2018 Credit Facilities, the New Term Loans and the New Revolver with a syndicate of lenders. The 2018 Credit Facilities provide for committed senior secured financing of $1.115 billion, consisting of the New Term Loans in an aggregate principal amount of $1.04 billion and the New Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (based on borrowing based eligibility as described below).

The 2018 Credit Facilities replaced the 2017 Credit Facilities, which included the preexisting First and Second Lien Term Loans (the “Old Term Loans”), which were repaid concurrent with the closing on the 2018 Credit Facilities and also replaces the preexisting revolver (the “Old Revolver”), which was undrawn at close. The outstanding balances at the date of close on the Old First and Second Lien Term Loans, which were repaid with proceeds from the 2018 Credit Facilities and are no longer outstanding, were $323 million and $125 million, respectively.

The New First Lien Term Loan is repayable in quarterly installments of 1.0% per annum of the amount initially borrowed. The New First Lien Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2018, the interest rates on the New First Lien Term Loan was 6.3%.

In addition, the New First Term Loan contains provisions that require mandatory prepayments equal to 50% of excess cash flow (as defined by the New First Lien Term Loan agreement); provided that,  at any time the consolidated first lien net leverage ratio (as defined by the New Term First Lien Loan agreement) on the last day of the fiscal year is less than or equal to 3.70:1.00 but greater than 3.20:1.00, the mandatory prepayment of the New First Lien Term Loan is equal to 25% of excess cash flow, and if less than 3.20:1.00, the mandatory prepayment is zero.

On July 24, 2018, we secured a $70 million incremental loan commitment under the New First Lien Term Loan. The proceeds of this incremental borrowing, together with a portion of the funds held in the Company upon the closing of the Business Combination, were used to repay our $200 million New Second Lien Term Loan in full.

At the time of the Business Combination closing, the New Second Lien Term Loan was scheduled to mature on February 28, 2026.  The New Second Lien Term Loan bore interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. Terms of the New Second Lien Term Loan provided for it to be redeemed at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date. The redemption price on the New Second Lien Term Loan was equal to 102% of the aggregate principal amount for redemptions occurring through March 1, 2019, 101% of the aggregate principal amount for redemptions occurring after March 1, 2019 through March 1, 2020 and 100% of the aggregate principal amount for redemptions occurring after March 1, 2020.  In connection with the Business Combination in October 2018, the New Second Lien Term loan was redeemed in full, resulting in a prepayment penalty of $4.0 million that as recognized as a component of our debt extinguishment charge in the fourth quarter of 2018.

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. We may at any time, on not more than five occasions, request an increase to the New Revolver of up to an aggregate amount of $50 million. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average available availability to borrow under the commitment. At December 31, 2018, we had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $67.2 million, net of $1.0 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% at December 31, 2018. We are also required to pay participation and fronting fees on $1.0 million in outstanding letters of credit at 1.38% as of December 31, 2018.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At December 31, 2018, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2018 Credit Facilities.

We recognized a charge of $10.2 million in the year ended December 31, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

We also recorded a loss on extinguishment of the New Second Lien Term Loan of $16.3 million, comprised of prepayment penalty on redemption of the New Second Lien Term Loan and the write-off of unamortized deferred financing and lender costs associated with the issuance of the New Second Lien Term Loan facility.

Commitments and Contingencies

We have issued various letters of credit under contractual arrangements with certain of our vendors and customers. Outstanding letters of credit under these arrangements totaled $1.0 million at each of the years ended December 31, 2017 and 2018. The letters of credit are not released until all services have been provided or the contract has been cancelled.

The following table summarizes our contractual commitments at December 31, 2018:

	Payments due by period
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	Thereafter
Long-term debt, including current maturities (1)	903,524	9,104	18,207	18,207	858,007
Interest on long-term debt (2)	343,937	57,240	112,901	110,129	63,668
Operating lease agreements	20,617	3,935	7,074	4,594	5,014
Purchase obligations	8,524	8,524	0	0	0

(1)	Amounts for 2019, 2020-2021, and 2022-2023 represent quarterly installments with respect to the New First Lien Term Loan.
(2)	The interest rates in effect at December 31, 2018 for the New First Lien Term Loan used for all future periods.

Legal Proceedings

We are subject to legal and regulatory actions that arise from time to time in the ordinary course of business. We record a liability when we believe it is probable a loss was incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. We have determined that resolution of pending matters is not probable to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. However, the outcome of litigation is inherently uncertain. As additional information becomes available, we will reassess the potential liability.

We and one of our Commercial Services customers reached a settlement agreement in February 2019 with the city of San Francisco regarding certain aspects of the disclosures and operations of tolling services provided to consumers using the Golden Gate Bridge. We and the Commercial Services customer agreed to make an aggregate one-time payment of $3.65 million and change certain disclosures and business practices. The Company and the Commercial Services customer will split the settlement amount equally and expect to make the payment to the city of San Francisco in March 2019. The Company accrued $1.83 million for this payment and such amount is included in accrued liabilities at December 31, 2018.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any material off-balance sheet financing arrangements, nor did it have any interest in entities referred to as variable interest entities.

Critical Accounting Policies, Estimates and Judgments

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets, goodwill and installation and service parts, the allowance for doubtful accounts, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies. Management believes that our estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

A summary of our significant accounting policies is included in “Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements.

Intangible Assets

Intangible assets represent existing customer contracts and relationships, patents, trade names, developed technology and non-compete agreement intangibles. Other intangible assets are amortized over their respective estimated useful lives. Amortization of other intangible assets is included in depreciation and amortization in the consolidated statements of operations.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We recognize an impairment loss if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset is less than the carrying amount of the long-lived asset being evaluated.

For the year ended December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period we recognized no losses of impairment of long-lived assets. For the year ended December 31, 2016 we recognized a loss of impairment of long-lived assets of $0.5 million. This impairment loss is recorded in depreciation, amortization and gain (loss) on disposal of assets, net in the consolidated statements of operations. The majority of these losses relate to Government Solutions customers cancelling their program prior to the property and equipment being fully depreciated, necessitating the write-off of unrecoverable capitalized costs associated with the cameras. We believe the carrying amounts of our remaining long-lived assets at December 31, 2018 are fully realizable and does not believe any additional impairment losses are necessary.

Income Taxes

We account for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax liabilities and assets that are not related to an asset or liability are classified according to the expected reversal date of the temporary difference. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of all the tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction and tax planning alternatives that may be available.

On December 22, 2017, significant changes to U.S. tax law went into effect following the passage and signing of the Tax Act. The Tax Act permanently reduces the U.S. federal corporate tax rate from a maximum 35% to 21%, eliminates corporate Alternative Minimum Tax, modified rules for expensing capital investment, limits the deduction of interest expense for certain companies and has international tax consequences for companies that operate internationally. Most of the changes introduced in the Tax Act are effective beginning on January 1, 2018.

Revenue Recognition

Government Solutions.    Service revenue is recognized as services are performed or as citations are issued or paid. Service contracts typically include the operation and maintenance of fixed and/or mobile traffic enforcement systems, as well as one or more of processing services, including violation notices, payment processing services, affidavit/liability transfer and new address services, inbound and outbound call support, skip tracing, department of motor vehicle hold services and/or collection services. Pricing for services are agreed to by the customer in the service contract and can be fixed per camera, variable based on citation volume or a combination of both. Fixed fee revenue is recognized when the camera is operational. Variable fee revenue is recognized at the time the service is performed.

Product sales, which include the sale of camera systems and installations, are recognized when the equipment is either accepted or installed, depending on the type of product.

For contracts including both service revenue and product sales, an allocation of revenue between the elements is based on each deliverable’s best estimated selling price and elements are recognized once the product or service has been delivered.

Certain contracts allow the customer to defer payment on fixed fee contracts until the funds received by the customer from the program equal or exceed our fees. Revenue is recognized based on the lesser of the funds received by the customer and the fixed fee.

Commercial Services.    Service revenues are recognized as services are performed. Tolling services provide nonstop toll processing for RACs’ and FMCs’ customers who drive rental car vehicles or fleet vehicles, respectively. For RACs, once we receive toll usage information and identifies the driver, the driver is charged for both the toll and a processing fee in accordance with their rental contract with the RAC, and a portion of the processing fee is remitted to the RAC. For FMCs, we aggregate all tolls and charges FMCs the aggregate toll amounts and a processing fee in accordance with our contract with the FMC. We pay all tolls to the tolling authority. Toll revenue is recorded net of payment of the related tolls and any amounts payable to RACs.

Violation services process driver violations for RACs’ and FMCs’ customers who drive rental car vehicles or fleet vehicles, respectively. For RACs, when a violation is reported, if possible we transfer the liability for the fine to the driver of the vehicle and charge the driver a processing fee in accordance with their rental contract with the RAC. Where transfers of liability are not possible, we pay the fine and charge the RAC’s driver for the fine plus the processing fee. In each case, a portion of the collected processing fees is remitted to the RAC. For FMCs, when a violation is reported, we generally do not transfer the liability for the fine to the driver, and directly bills the amount of the fine and a processing fee directly to the FMC. We pay all violation fines to the issuing authority. Violation fine revenue is recorded net of the payment of the violation and net of any amounts paid to RACs.

Title and registration processing services are offered, primarily, to FMCs and RACs. We pay the title and registration fees to the appropriate motor vehicle authority on behalf of the customer and then charge the customer for the title and registration fees paid, plus a processing fee. Revenue is recognized for the total amount billed to the customer net of the registration cost.

Business Combinations

We apply the asset acquisition method to account for business acquisitions. We allocate the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment and includes the use of independent valuation specialists to assist us in estimating fair values of acquired tangible and/or intangible assets

Tax Receivable Agreement

At the closing of the Business Combination, the surviving entity entered into the Tax Receivable Agreement with the Platinum Stockholder and Greenlight as the stockholder representative (the “Stockholder Representative”). The Tax Receivable Agreement generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of HTA which resulted from our acquisition of HTA prior to the Business Combination. We generally will retain the benefit of the remaining 50% of these cash savings. We estimate the potential maximum benefit to be paid will be approximately $70 million. We recorded the estimated maximum benefit payout of $70 million as a liability at the closing of the Business Combination. The remaining tax life of these intangible assets is approximately 14.5 years. The ultimate timing of payments of the Tax Receivable Agreement liability are uncertain due to the realization of the benefits from the HTA intangibles involving uncertainties in the amount and timing of our future taxable income. We expect to fund future payments through cash flow from operations.

New Accounting Pronouncements

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. We early adopted ASU 2016-09 on January 1, 2018. Excess tax benefits or deficiencies for stock-based compensation will be reflected in our Consolidated Statements of Operations and Comprehensive Income as a component of income tax expense. No excess tax benefits were recognized in equity prior to our early adoption of ASU 2016-09. We also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 did not have a material impact on our financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The new standard was effective for us on January 1, 2018, which we elected to adopt prospectively. Prior periods were not retrospectively adjusted, as the impact was not deemed material. The new standard affected the presentation of cash payments associated with the extinguishment of our debt in the first quarter of 2018 (see Note 9 - Debt). In accordance with the new standard, cash payments associated with our loss on extinguishment of debt are presented as a cash outflow from financing activities in our condensed consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We elected to early adopt the requirements of the new standard in the fourth quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to on the consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

($ in thousands)	December 31, 2018	December 31, 2017
Cash and cash equivalents	$65,048	$8,725
Restricted Cash	2,033	1,785
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$67,081	$10,510

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance in ASU 2017-01 clarifies the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard was effective for us on January 1, 2018. We considered the provisions of this standard in concluding that our purchases of Highway Toll Administration, LLC and Euro Parking Collection plc in 2018 (see Note 3 in the notes to our 2018 consolidated financial statements) should be accounted for as an acquisition of a business and not as an acquisition of assets.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The updates in ASU 2017-09 were issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless certain conditions are met. The new standard was effective for us on January 1, 2018 and did not have a material effect on our financial position, results of operations or cash flows and disclosures.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13, respectively, and collectively Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In August 2015, the FASB amended this accounting standard and postponed the implementation date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

We are substantially complete with our evaluation and do not expect that the implementation of the new standard will have a material effect on our consolidated financial position, results of operations or cash flows. We have identified one difference in our Government Solutions Segment related to the accounting for certain contracts for which there are performance obligations subsequent to the contractual billing terms. Under the new standard, these contracts will be accounted for under a revenue deferral method. We will defer the revenue for these contracts until all performance obligations are complete. On January 1, 2019, we will adopt the new revenue standard on a modified retrospective basis and record deferred revenue in an amount not expected to exceed $400,000 and an after-tax transition adjustment to reduce retained earnings as of January 1, 2019 in an amount not expected to exceed $300,000.  The new standard will also require incremental revenue-related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The impact of the implementation of this standard is still being determined by us.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued certain amendments in January and July 2018 within ASU 2018-01, 2018-10 and ASU 2018-11, respectively. Collectively, Topic 842 is meant to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The impact of the implementation of this standard is still being determined by us.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019, and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. The impact of the implementation of this standard is still being determined by us.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. The impact of the implementation of this standard is still being determined by us.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. ASU 2018-07 is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. At this time, we do not expect this standard to have a material effect on our financial position, results of operations or cash flows and disclosures.

In August 2018, the FASB issued ASU 2018-13, (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The impact of the implementation of this standard is still being determined by us.

JOBS Act

We are an “emerging growth company,” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rates on the New Term Loans described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

Interest rate risk represents our exposure to movements in interest rates associated with the variable rate debt represented by the New First Lien Term Loan. Total borrowings under the New Term Loans was $904 million at December 31, 2018. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2018, the interest rate on the New First Lien Term Loan was 6.27%. Based on the December 31, 2108 New First Lien Term Loan balance outstanding, each 1% movement in interest rates will result in an approximately $9.0 million change in annual interest expense.

Item 8. Financial Statements and Supplementary Data

VERRA MOBILITY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the Company) as of December 31, 2018 and 2017 (successor period), the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the year ended December 31, 2018 and for the period from June 1, 2017 through December 31, 2017 (successor period), the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for the period from January 1, 2017 through May 31, 2017 and for the year ended December 31, 2016 (predecessor period), and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona

March 18, 2019

VERRA MOBILITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$65,048,194	$8,724,945
Restricted cash	2,033,186	1,784,665
Accounts receivable, net	87,510,691	60,180,536
Unbilled receivables	12,955,507	4,802,074
Prepaid expenses and other current assets	17,600,270	15,788,912
Total current assets	185,147,848	91,281,132

Installation and service parts, net	9,282,064	9,066,913
Property and equipment, net	69,242,811	65,370,696
Intangible assets, net	514,541,531	203,749,221
Goodwill	564,723,498	294,414,522
Other non-current assets	1,845,443	982,731
Total assets	$1,344,783,195	$664,865,215

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$45,188,357	$20,158,977
Accrued liabilities	14,443,967	10,086,622
Current portion of long-term debt	9,103,518	3,250,000
Total current liabilities	68,735,842	33,495,599

Long-term debt, net of current portion and deferred financing costs	860,249,164	425,439,034
Other long-term liabilities	3,368,710	2,689,145
Payable related to tax receivable agreement	69,996,334
Asset retirement obligation	6,749,822	6,373,125
Deferred tax liabilities	33,627,191	49,603,691
Total Liabilities	1,042,727,063	517,600,594

Commitments and Contingencies (note 16)

Stockholders' equity
Preferred stock, $.0001 par value, 1,000,000 shares authorized with no shares issued and outstanding as of December 31, 2018 and 2017	—	—
Common stock, $.0001 par value, 260,000,000 shares authorized with 156,056,642 and 60,483,804 shares issued and outstanding as of December 31, 2018 and 2017, respectively	15,606	6,048
Common stock contingent consideration	73,150,000	—
Additional paid-in capital	348,017,132	129,020,351
Retained earnings (accumulated deficit)	(113,306,294)	18,238,222
Accumulated other comprehensive loss	(5,820,312)	—
Total stockholders' equity	302,056,132	147,264,621
Total liabilities and stockholders' equity	$1,344,783,195	$664,865,215

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Successor		Predecessor
		Period from	Period From
	Year Ended	June 1, 2017 to	January 1, 2017 to	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2018	2017	2017	2016
Service revenue	$365,075,935	$135,655,277	$92,530,939	$212,514,712
Product sales	5,069,785	2,583,410	1,340,191	18,234,874
Total revenue	370,145,720	138,238,687	93,871,130	230,749,586

Cost of service revenue	5,787,699	1,936,063	1,369,445	2,638,070
Cost of product sales	3,446,929	1,590,018	963,504	9,505,473
Operating expenses	108,883,622	50,471,055	35,967,664	83,762,399
Selling , general and administrative expenses	136,068,633	44,882,140	40,884,179	53,033,871
Depreciation, amortization, impairment and (gain) loss on disposal of assets, net	103,352,668	33,112,553	12,613,143	33,916,936
Total costs and expenses	357,539,551	131,991,829	91,797,935	182,856,749
Income from operations	12,606,169	6,246,858	2,073,195	47,892,837

Interest expense	69,550,214	20,857,920	875,102	2,706,499
Loss on extinguishment of debt	26,486,179	—	—	—
Other income, net	(8,794,596)	(2,172,261)	(1,294,299)	(2,470,776)
Total other expense (income)	87,241,797	18,685,659	(419,197)	235,723

(Loss) income before income tax (benefit) provision	(74,635,628)	(12,438,801)	2,492,392	47,657,114

Income tax (benefit) provision	(16,241,112)	(30,677,023)	1,252,793	18,661,030

Net (loss) income	$(58,394,516)	$18,238,222	$1,239,599	$28,996,084

Other comprehensive income (loss):
Foreign currency translation adjustment	(5,820,312)	—	—	—
Change in interest rate swap valuation, net of taxes	—	—	—	50,255
Total comprehensive (loss) income	$(64,214,828)	$18,238,222	$1,239,599	$29,046,339

Earnings (loss) per share:
Basic weighted average shares outstanding	87,320,072	60,483,804
Basic earnings (loss) per share	$(0.67)	$0.30	(1)	(1)
Diluted weighted average shares outstanding	87,320,072	60,483,804
Diluted earnings (loss) per share	$(0.67)	$0.30	(1)	(1)

(1)	Basic and diluted EPS for the predecessor periods are not presented for lack of comparability with the successor periods

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Series A Preferred		Series B Preferred		Treasury Stock		Common Stock Contingent	Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Consideration	Capital	(Deficit)	Loss	Equity
Predecessor
Balance, December 31, 2015	87,626,027	$1,006,260	—	$—	46,400,000	$57,471,453	23,000,000	$45,868,707	13,000,000	$(24,500,000)		$1,641,899	$12,129,113	$(50,255)	$93,567,177
Net income	—	—	—	—	—	—	—	—	—	—	—	—	28,996,084	—	28,996,084
Dividend paid in cash	—	—	—	—	—	—	—	—	—	—	—	—	(47,107,808)	—	(47,107,808)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	50,255	50,255
Balance, December 31, 2016	87,626,027	1,006,260	—	—	46,400,000	57,471,453	23,000,000	45,868,707	13,000,000	(24,500,000)	—	1,641,899	(5,982,611)	-	75,505,708
Net income period from January 1, 2017 to May 31, 2017	—	—	—	—	—	—	—	—	—	—	—	—	1,239,599	—	1,239,599
Balance, May 31, 2017	87,626,027	$1,006,260	—	$—	46,400,000	$57,471,453	23,000,000	$45,868,707	13,000,000	$(24,500,000)	$—	$1,641,899	$(4,743,012)	$—	$76,745,307

Successor
Balance, May 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—		$—	$—	$—	$—
Equity contribution	60,483,804	6,048	—	—	—	—	—	—	—	—	—	129,020,351	—	—	129,026,399
Net income period from June1, 2017 to December 31, 2017	—	—	—	—	—	—	—	—	—	—	—	—	18,238,222	—	18,238,222
Balance, December 31, 2017	60,483,804	6,048	—	—	—	—	—	—	—	—	—	129,020,351	18,238,222	—	147,264,621

Stock issued in exchange for business acquisitions	12,419,846	1,242	—	—	—	—	—	—	—	—	—	117,554,390	—	—	117,555,632
Equity infusion from Gores Holdings	39,674,731	3,968	—	—	—	—	—	—	—	—	—	403,289,661	—	—	403,293,629
Private placement	43,478,261	4,348	—	—	—	—	—	—	—	—	—	399,995,652	—	—	400,000,000
Gores Holdings rollover equity	—	—	—	—	—	—	—	—	—	—	—	(34,481)	—	—	(34,481)
Capital contribution from Greenlight	—	—	—	—	—	—	—	—	—	—	—	169,258,843	—	—	169,258,843

	Common Stock		Preferred Stock		Series A Preferred		Series B Preferred		Treasury Stock		Common Stock Contingent	Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Consideration	Capital	(Deficit)	Loss	Equity
Return of capital to Greenlight Stockholders	—	—	—	—	—	—	—	—	—	—	—	(779,270,105)	—	—	(779,270,105)
Common stock contingent consideration	—	—	—	—	—	—	—	—	—	—	73,150,000	—	(73,150,000)	—	—
Tax receivable payable to Greenlight Stockholders	—	—	—	—	—	—	—	—	—	—	—	(69,996,334)	—	—	(69,996,334)
Underwriting Fees	—	—	—	—	—	—	—	—	—	—	—	(15,345,000)	—	—	(15,345,000)
Transaction costs incurred by Gores	—	—	—	—	—	—	—	—	—	—	—	(8,727,719)	—	—	(8,727,719)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,271,874	—	—	2,271,874
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(58,394,516)	—	(58,394,516)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,820,312)	(5,820,312)
Balance, December 31, 2018	156,056,642	$15,606	—	$—	—	$—	—	$—	—	$—	$73,150,000	$348,017,132	$(113,306,294)	$(5,820,312)	302,056,132

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period From
	Year Ended	June 1, 2017 to	January 1, 2017 to	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2018	2017	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,394,516)	$18,238,222	$1,239,599	$28,996,084
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	103,346,438	33,151,063	12,574,006	33,814,562
Loss on extinguishment of debt	26,486,179	—	—	—
Deferred financing cost amortization	9,167,979	1,981,476	143,241	475,596
Accretion expense	396,374	153,542	106,404	185,021
Write-downs of installation and service parts and (gain) loss on disposal of assets	6,230	(38,510)	39,137	102,374
Installation and service parts expense	1,238,512	565,198	177,124	1,382,686
Bad debt expense	6,024,939	3,441,004	2,181,957	7,881,872
Deferred income taxes	(24,434,693)	(31,083,621)	(3,326,978)	(3,204,635)
Stock-based compensation	2,271,874	—	—	(618,911)
Changes in operating assets and liabilities:
Accounts receivable, net	(23,721,307)	(17,152,616)	6,107,664	(17,409,068)
Unbilled receivables	(6,123,612)	(362,336)	1,945,493	(2,655,961)
Prepaid expense and other current assets	2,959,758	4,202,237	(1,581,750)	(2,584,650)
Other assets	(845,281)	139,856	322,260	294,181
Accounts payable and accrued liabilities	7,125,305	(4,846,446)	22,413,747	(703,321)
Other Liabilities	512,648	(77,736)	(508,181)	(2,114,649)
Net cash provided by operating activities	46,016,827	8,311,333	41,833,723	43,841,181
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash and restricted cash acquired	(536,698,777)	(537,853,861)	—	(21,232,989)
Purchases of installation and service parts and property and equipment	(26,576,364)	(15,873,607)	(8,952,667)	(14,825,371)
Cash proceeds from the sale of assets and insurance recoveries	418,238	191,788	166,603	1,007,478
Net cash provided by (used in) investing activities	(562,856,903)	(553,535,680)	(8,786,064)	(35,050,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Successor borrowings on revolver	468,306	18,530,956	—	—
Successor repayment on revolver	(468,306)	(18,530,956)	—	—
Successor borrowings of long-term debt	1,103,800,000	444,250,000	—	—
Successor repayment of long-term debt	(654,850,879)	(1,625,000)	—	—
Successor payment of debt issuance costs	(31,752,670)	(15,917,442)	—	—
Payment of debt extinguishment costs	(12,186,961)	—	—	—
Capitalization from Merger with Gores Holdings II	803,293,629	—	—	—
Payment of underwriting and transaction costs	(24,023,524)	—	—	—
Predecessor borrowings on note payable	—	—	40,752,179	187,920,609
Predecessor repayments on note payable	—	—	(68,213,359)	(147,521,410)
Predecessor payments of debt issue costs	—	—	(30,000)	(332,500)
Capital contribution from Greenlight	169,258,843	—	—	—
Successor distribution to selling shareholders	(779,270,105)	—	—	—
Proceeds from issuance of common stock	—	129,026,399	—	—
Payment of cash dividend	—	—	—	(47,107,808)
Net cash provided by (used in) by financing activities	574,268,333	555,733,957	(27,491,180)	(7,041,109)

Effect of exchange rate changes on cash and cash equivalents	(856,487)	—	—	—

Net increase in cash, cash equivalents and restricted cash	56,571,770	10,509,610	5,556,479	1,749,190
Cash, cash equivalents and restricted cash - beginning of period	10,509,610	—	4,345,567	2,596,377
Cash, cash equivalents and restricted cash - end of period	$67,081,380	$10,509,610	$9,902,046	$4,345,567

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor		Predecessor
		Period from	Period From
	Year Ended	June 1, 2017 to	January 1, 2017 to	Year Ended
	December 31,	December 31,	May 31,	December 31,
	2018	2017	2017	2016
Supplemental cash flow information:
Interest paid	$60,440,916	$18,628,206	$836,236	$2,111,973
Income taxes paid (refunded), net	761,597	8,551,224	(211,030)	27,014,347
Supplemental non-cash investing and financing activities:
Non-cash additions (reductions) to ARO, property and equipment, and other	147,240	(323,726)	210,864	1,864,265
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year end	3,179,035	3,094,814	2,793,828	3,687,363
Capital contribution received in Parent Common Stock and subsequently exchanged in acquisition of business	117,555,632	—	—	—
Tax receivable agreement established in merger recorded in equity	69,996,334	—	—	—
Interest rate swap change in value, net of tax	—	—	—	50,255

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Description of Business

Verra Mobility Corporation, formerly known as Gores Holdings II, Inc. (“Gores”) was originally incorporated in Delaware on August 15, 2016 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On June 21, 2018, Gores, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores (“First Merger Sub”), AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”), and PE Greenlight Holdings, LLC entered into an Agreement and Plan of Merger as amended on August 23, 2018 by that certain Amendment No. 1 to Agreement and Plan of Merger (as amended, the “Merger Agreement”), which provides for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the closing of the Business Combination on October 17, 2018 (the “Closing Date”), Gores changed its name from Gores Holdings II, Inc. to Verra Mobility Corporation, changed its trading symbols on Nasdaq from “GSHT,” and “GSHTW,” to “VRRM” and “VRRMW,” and Second Merger Sub changed its name from AM Merger Sub II, LLC to Verra Mobility Holdings, LLC. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.  The Business Combination is treated as a reverse acquisition and recapitalization in which Greenlight is treated as the accounting acquirer (and legal acquiree) and Gores is treated as the accounting acquiree (and legal acquirer).  Accordingly, as of the Closing Date, Greenlight’s historical results of operations replaced Gores historical results of operations for periods prior to the Business Combination, and the results of operations of both companies are included in the accompanying consolidated financial statements for periods following the Merger (see Note 3).

On May 31, 2017, Greenlight Acquisition Corporation (“Parent”) acquired ATS Consolidated Inc. (“ATS”) pursuant to the Agreement and Plan of Merger, dated April 15, 2017 by and among ATS, Greenlight Merger Corporation, a wholly-owned subsidiary of Parent (“ATS Merger Sub”) and Parent whereby ATS Consolidated merged with and into Merger Sub with the former surviving (the “ATS Merger”). Prior to the Business Combination, Parent was ultimately owned by Greenlight, which in turn was owned by certain private equity investment vehicles sponsored by Platinum Equity, LLC (such investment vehicles, collectively, “Platinum”) (See Note 3).

Pursuant to the ATS Merger, a new basis of accounting at fair value was established in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) under Accounting Standards Codification (ASC) Topic 805, Business Combinations (“ASC 805”).  The new stepped-up basis was pushed down by Parent to Greenlight.  The consolidated financial statements and footnotes contained herein are presented in distinct periods to indicate the application of two different bases of accounting between the periods presented. All periods presented up to, and including, May 31, 2017 have been labeled (“Predecessor” or “2017 Predecessor Period”) and have been prepared using the historical basis of accounting of the Predecessor. The period from June 1, 2017 to December 31, 2017 has been labeled (“Successor” or “2017 Successor Period”). The accompanying consolidated financial statements and footnotes include a black line division separating the Predecessor Period from the Successor Period. As a result of purchase accounting, the pre-ATS Merger and post-ATS Merger consolidated financial statements are not comparable.

Verra Mobility and its subsidiaries (collectively, the “Company”) is a technology enabled services company offering traffic safety, mobility and compliance solutions for state and  local governments, commercial fleets and rental car companies. The Company has customers located throughout the United States and Canada. The Company is organized into two operating divisions: Government Solutions and Commercial Services (See Note 18).

The Government Solutions division provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. The Company’s programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities and agencies of all sizes.

The Commercial Services division offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or cashless all-electronic toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies.

2.	Summary of Significant Accounting Principles and Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company prepared in accordance with U.S. GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets and goodwill, the carrying amount of installation and service parts, the allowance for doubtful accounts, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Prior Period Reclassifications

Certain prior period amounts in the consolidated statements of operations have been reclassified to conform to the current presentation.  The reclassification resulted in a decrease to selling, general and administrative expenses and an increase to operating expenses of $1.2 million and $0.7 million for the seven months ended December 31, 2017 and the five months ended May 31, 2017, respectively.  The reclassification had no impact on income (loss) from operations, net (income) loss before income tax (benefit) provision and net income (loss) in the consolidated statements of operations.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

The Company collects citation fees for customers under certain contracts, which it deposits daily into Company bank accounts and transfers to customer-owned bank accounts on a continuous basis. Restricted Cash represents customer cash collected but not yet remitted to the customer. Restricted cash is classified as a current asset and the corresponding liability due to customers is classified in current liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and unbilled receivables. The Company limits cash and cash equivalents to highly rated financial institutions.

Significant customers are those which represent more than 10% of the Company’s total revenue or net accounts receivable balance at each respective balance sheet date.  Revenues from one of the Company’s customers accounted for  13.9%, 13.9% and 19.3% of net sales, for the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, respectively.  This customer did not meet the revenue criteria above for the year ended December 31, 2018.  Accounts receivable from this customer were $12.6 million and $6.0 million as of December 31, 2018 and 2017, respectively.

Revenues generated through one of the Company’s Commercial Services partners accounted for 19.3%, 24.3%, 23.4% and 22.0% of net sales for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, respectively. Additionally, revenues generated through two of the Company’s Commercial Services partners accounted for 15.0% and 13.2% of net sales for the year ended December 31, 2018. These customers were part of the Company’s 2018 acquisition of Highway Toll Administration, LLC and Canada Highway Toll Administration (See note 3).

Allowance for Doubtful Accounts

Accounts receivable and unbilled receivables are uncollateralized customer obligations due from the sale of products or services. Accounts receivable and unbilled receivables have normal trade terms less than one year and are stated at the amounts billed to the customers. Unbilled receivables are recorded when the revenue has been earned but not billed. No interest or late fees are charged on delinquent accounts.

The Company records an allowance for doubtful accounts for potentially uncollectible accounts. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, the condition of receivables and current trends. Actual receivables are written-off against the allowance when the Company has determined the balance will not be collected.  The allowance for doubtful accounts as of December 31, 2018 and 2017 was $6.2 million and $5.5 million respectively.

Fair Value Measurements

As of December 31, 2018 and 2017, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.

ASC Topic 820, Fair Value Measurement includes a single definition of fair value to be used for financial reporting purposes, provides a framework for applying this definition and for measuring fair value under U.S. GAAP, and establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value.  The three levels of the fair value hierarchy are summarized as follows:

Level 1 – Fair value is based on observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2 – Fair value is determined using quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets that are not active or inputs other than quoted prices that are directly or indirectly observable.

Level 3 – Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as a pricing model, discounted cash flow, or similar technique.

Fair Value of Financial Instruments

The carrying amounts reported in our condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair values of our First and Second Lien Term Loans as of December 31, 2018 and 2017 were categorized in Level 2 of the fair value hierarchy and were calculated based upon available market information.   The carrying value and fair value of these long-term debt instruments are as follows:

	Level in	December 31, 2018		December 31, 2017
	Fair Value	Carrying	Estimated	Carrying	Estimated
	Hierarchy	Amount	Fair Value	Amount	Fair Value
Long-term debt	2	$869,352,682	$889,971,259	$428,689,034	$455,100,625

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of red-light camera and speed enforcement systems. Installation and service parts are stated at the lower of cost or market and are reclassified to property and equipment upon initiation of construction. Installation and service parts used in repairs and maintenance are recorded in operating expenses. The Company writes down installation and service parts to estimated market value based on assumptions regarding future usage. Such write downs establish a new cost basis for the items. In estimating excess and obsolete reserves the Company primarily evaluates estimates of usage over a 12-month period and generally provides reserves for installation and service parts on hand in excess of the estimated 12-month usage. The allowance for obsolescence as of December 31, 2018 and 2017 was $1.0 million and $0.9 million, respectivelyrespectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. All repairs and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	39 years
Equipment installed at customer sites	3-7 years
Computer equipment	3-5 years
Furniture	5-10 years
Automobiles	5-6 years
Software	3-5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Equipment installed at customer sites includes certain installation costs that qualify for capitalization. Software costs include certain internal and external costs associated with the development of software that are incurred subsequent to the development stage. In addition, a modification or upgrade to existing software is capitalized only to the extent it results in additional functionality to existing software. Software maintenance and training costs are expensed as incurred. The Company capitalized internal and external software costs of $2.2 million, $1.9 million, $0.8 million and $4.1 million for the 2018 Successor Period, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, respectively.

For the 2018 Successor Period, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, the Company recognized gains from the sale of certain assets of $0.0 million, $0.0 million, $0.1 million and $0.4 million respectively.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not amortized to earnings but assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on qualitative analysis, it is determined more-likely-than-not the fair value of the reporting unit is less than its carrying amount, a two-step goodwill impairment test is performed.   Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit.  The date of the Company’s annual impairment analysis is October 1. As described in Note 18, the Company has two operating segments, which are also the Company’s reporting units.  As of December 31, 2018, and 2017, the Company completed its impairment test of goodwill using a qualitative analysis and determined there were no indicators of impairment for either reporting unit.

Intangible Assets

Intangible assets represent existing customer relationships, trademarks, developed technology and non-compete agreement intangibles. Other intangible assets are amortized over their respective estimated useful lives on a straight-line basis, which approximates the utilization of their expected future benefits. Amortization of other intangible assets is included in depreciation and amortization in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company recognizes an impairment loss if the sum of the undiscounted cash flows expected to result from the use and eventual disposition of  the long-lived asset is less than the carrying amount of the long-lived asset being evaluated.

For the year ended December 31, 2018, the 2017 Successor Period, and the 2017 Predecessor Period, the Company recognized no losses from impairment of long-lived assets. For the year ended December 31, 2016, the Company recognized a loss from impairment of long-lived assets of $0.5 million. Impairment losses are characterized within depreciation, amortization and gain (loss) on disposal of assets, net in the consolidated statements of operations. The loss incurred in 2016 relates to customers of the Government Solutions segment cancelling their contracts prior to the property and equipment being fully depreciated, necessitating the write-off of unrecoverable capitalized costs associated with the cameras. The Company believes the carrying amounts of its remaining long-lived assets at December 31, 2018 are fully realizable and does not believe any additional impairment losses are necessary.

Self-Insurance

The Company is self-insured for medical costs and has stop-loss insurance policies in to limit the Company’s exposure to individual and aggregate claims made. Liabilities for these programs are estimated based upon outstanding claims and claims estimated to be incurred but not yet reported based upon historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not reported claims, including external factors such as the number, and cost of, claims, benefit level changes and claim settlement patterns.

Asset Retirement Obligations

The Company records obligations to perform certain retirement activities on camera and speed enforcement systems in the period that the related assets are placed in service. Asset retirement obligations are contractual obligations to restore property to its initial state. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to operating expenses in the consolidated statements of operations and comprehensive income (loss). The associated asset retirement obligation is capitalized as part of the related asset’s carrying value of the long-lived asset and is depreciated over the asset’s estimated remaining useful life.

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s Credit Agreement (See Note 9). These costs, which are presented as a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016 was $9.2 million, $2.0 million, $0.1 million and $0.5 million, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax liabilities and assets that are not related to an asset or liability are classified according to the expected reversal date of the temporary difference. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which the differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion of all the tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company’s experience with utilizing operating losses and tax credit carryforwards by jurisdiction and tax planning alternatives that may be available.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

Stock-based Compensation

Participants in the Company’s 2010 Long-Term Incentive Plan (the “2010 Plan”) were eligible to receive cash payouts for vested units issued under the 2010 Plan. Accordingly, the 2010 Plan was accounted for as a liability which was re-measured at fair value on each balance sheet date. Changes in the fair value were recognized in earnings over the requisite service period. The fair value of each unit granted was estimated on the date of grant using the Black-Scholes option pricing model. This model requires the input of highly subjective assumptions and requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In 2016, the Company terminated the 2010 Plan and cancelled all outstanding units.

Participants in the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) were eligible to receive cash payouts for vested units issued under the 2016 Plan. Awards vest ratably over four years and pay out on a change in control of the Company. Accordingly, the 2016 Plan was treated as an equity award and compensation cost of approximately $11.9 million was recognized and included in selling, general and administrative expenses on the consolidated statements of operations upon the ATS Merger. The 2016 Plan was terminated concurrent with the closing of the ATS Merger.

On July 6, 2017, Greenlight Holdings Corporation, the indirect parent of Verra Mobility, implemented the 2017 Participation Plan (the “2017 Plan”), under which those employees of the Company who were participants in the plan may have been entitled to receive compensation upon the occurrence of certain qualifying events. The 2017 Plan was terminated concurrent with the closing of the Business Combination.

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”). The plan provides for awards of a variety of stock-based awards to employees, consultants and directors. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. Forfeitures are accounted for as they occur.

Earn-Out Agreement with Related Party

Under the Merger Agreement, the Platinum Stockholder will be entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Mergers (the “Common Stock Price”).

The Earn-Out Shares will be issued by the Company to the Platinum Stockholder as follows: (i) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $13.00; (ii) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $15.50; (iii) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $18.00; and (iv) a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $20.50. If any of the Common Stock Price thresholds described in the foregoing clauses (i) through (iv) (each, a “Triggering Event”) are not achieved within the five-year period following the closing of the Mergers, the Company will not be required to issue the Earn-Out Shares in respect of such Common Stock Price threshold. The Platinum Stockholder will be entitled to Earn-Out Shares in the event an acceleration event (as described in the Merger Agreement) occurs.

The Company has estimated the fair value of the contingently issuable shares to be $73.15 million. The Company used a Monte Carlo simulation option-pricing model to arrive at this estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This estimate is initially recorded as a distribution to shareholders and is presented as contingently issuable shares. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from contingently issuable shares to Common Stock and additional paid in capital. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of the sales arrangement exists, the sales price and fees are fixed or determinable, delivery has occurred and/or services have been rendered with no significant obligations remaining and collectability is reasonably assured.

Government Solutions

Service revenue is recognized as services are performed or as citations are issued or paid depending on the terms of the contract. Service contracts typically include the operation and maintenance of fixed and/or mobile traffic enforcement systems, as well as processing services including violation notices, payment processing services, affidavit/liability transfer and new address services, inbound and outbound call support, skip tracing, department of motor vehicle hold services and/or debt collection services. Pricing for services are agreed to in the customer contract and can be fixed per camera, variable based on citation volume or a combination of both. Fixed fee revenue is recognized when the camera is operational and able to generate violations. Variable fee revenue is recognized at the time the service is performed. Product sales, which include the sale of camera systems and installations, are recognized when the equipment is either accepted or installed.

Contracts including both service revenue and product sales are recognized based on each deliverable’s individual selling price once the product or service has been delivered.

Certain contracts allow the customer to defer payment on fixed fee contracts until the funds received by the customer from the program equal or exceed the Company’s fees. Revenue is recognized based on the lesser of the funds received by the customer and the fixed fee.

Commercial Services

Service revenues are recognized as services are performed. Service agreements typically include the provision of toll and violation management solutions.

The Company’s tolling services provide toll processing for its customers who drive fleet management or rental car vehicles. Once the Company receives toll usage information and identifies the driver, the driver is charged for both the toll and a processing fee as stipulated in contracts between the driver and the fleet management or rental car company. Tolls are paid to the tolling authority by the Company and a portion of the processing fee is remitted to the relevant fleet management or rental car company. Toll revenue is recorded net of the payment of the related tolls and the amount payable to the fleet management and rental car company.

The Company’s violations processing services process driver violations for its customers who drive fleet management or rental car vehicles. When a violation is reported, the Company transfers the liability of the fine to the driver of the vehicle and, if possible, charges the driver a processing fee. In jurisdictions where the Company is unable to legally transfer the liability, the Company pays the fine and charges the driver for the fine plus a processing fee. A portion of the collected processing fee is remitted to the Company’s fleet management or rental car company. Violation fines received from drivers are paid to the authority by the Company. Violation fine revenue is recorded net of the payment of the violation. Violation processing fee revenue is recorded net of amounts paid to the fleet management or rental car company.

Title and registration processing services are offered, primarily, to fleet management and rental car companies. The Company pays the title and registration fees to the appropriate motor vehicle authority on behalf of the customer and then charges the customer for the title and registration fees paid, plus a processing fee. Revenue is recognized for the total amount billed to the customer net of the registration cost.

Amortization of deferred contract inducement fees, which are paid to certain of the Company’s fleet management and rental car customers, is recorded over the life of the respective contracts. Amortization of deferred contract inducement fees is recorded as a reduction of revenue.

Credit Card Rebates

The Company earns credit card rebates as purchases occur and recognizes the benefit in other income, net in the consolidated statements of operations. For the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, the Company recorded $8.9 million, $2.1 million, $1.3 million and $2.9 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016 were $1.4 million, $0.4 million, $0.4 million and $1.0 million, respectively and are included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars from functional currencies at current exchange rates while revenues and expenses are translated from functional currencies at average monthly exchange rates.  The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in shareholders’ equity.

Certain assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement of these assets and liabilities are included in other (income) expense in the consolidated statements of operations.  The impact of foreign currency re-measurements were $0.1 million, $0.0 million, $0.0 million and $0.7 million for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, respectively.

Business Combinations

The Company applies the asset acquisition method to account for business acquisitions. The Company allocates the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment and include the use of independent valuation specialists to assist the Company in estimating fair values of acquired tangible and/or intangible assets. Although the Company believes that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from estimates.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments that meet certain quantitative thresholds.  The Company has two operating segments (Government Solutions and Commercial Services) for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision maker (“CODM”) to assess performance and make decisions about the allocation of resources.  As of December 31, 2018, our CODM function consists of our Chief Executive Officer and certain defined representatives of the Company’s executive management team (See note 18).

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects related to the accounting for share-based payment transactions, including the accounting for income taxes and forfeitures, statutory tax withholding requirements and classification on the statement of cash flows. The Company early adopted ASU 2016-09 on January 1, 2018. Excess tax benefits or deficiencies for stock-based compensation will be reflected in our Consolidated Statements of Operations and Comprehensive Income as a component of income tax expense. No excess tax benefits were recognized in equity prior to the Company’s early adoption of ASU 2016-09. The Company also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of ASU 2016-09 did not have a material impact on the Company's financial position, results of operations or cash flows and disclosures.

In August 2016, the FASB issued ASU 2016-15Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The standard addresses the following specific cash flow issues: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transitions and (8) separately identifiable cash flows and application of predominance principle. The new standard was effective for the Company on January 1, 2018, which the Company elected to adopt prospectively. Prior periods were not retrospectively adjusted, as the impact was not deemed material. The new standard affected the presentation of cash payments associated with the extinguishment of our debt in the first quarter of 2018 (see Note 9). In accordance with the new standard, cash payments associated with the Company's loss on extinguishment of debt are presented as a cash outflow from financing activities in the Company's condensed consolidated statement of cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company elected to early adopt the requirements of the new standard in the fourth quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to on the consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of such amounts in the consolidated statements of cash flows:

	December 31,
	2018	2017
Cash and cash equivalents	$65,048,194	$8,724,945
Restricted Cash	2,033,186	1,784,665
Cash, cash equivalents and restricted cash in the consolidated statements of cash flows	$67,081,380	$10,509,610

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The guidance in ASU 2017-01 clarifies the definition of a business with the objective of assisting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The new standard was effective for the Company on January 1, 2018. The Company considered the provisions of this standard in concluding that its purchases of Highway Toll Administration, LLC and Euro Parking Collection plc in 2018 (see Note 3) should be accounted for as an acquisition of a business and not as an acquisition of assets.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The updates in ASU 2017-09 were issued to provide clarity and reduce both (1) diversity in practice and (2) cost and complexity when changing the terms or conditions of share-based payment awards. Under the updated guidance, a modification is defined as a change in the terms or conditions of a share-based payment award, and an entity should account for the effects of a modification unless certain conditions are met. The new standard was effective for the Company on January 1, 2018 and did not have a material effect on the Company's financial position, results of operations or cash flows and disclosures.

Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016, December 2016 and September 2017 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12, ASU 2016-20 and ASU 2017-13, respectively, and collectively Topic 606). Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the standard provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. This guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. In August 2015, the FASB amended this accounting standard and postponed the implementation date to fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application for fiscal years, and interim periods within those years, beginning after December 15, 2016 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method.

The Company is substantially complete with its evaluation and does not expect that the implementation of the new standard will have a material effect on the Company's consolidated financial position, results of operations or cash flows.  The Company has identified one difference in its Government Solutions Segment related to the accounting for certain contracts for which there are performance obligations subsequent to the contractual billing terms. Under the new standard, these contracts will be accounted for under a revenue deferral method. The Company will defer the revenue for these contracts until all performance obligations are complete. On January 1, 2019, the Company will adopt the new revenue standard on a modified retrospective basis, and expects to record deferred revenue in an amount not expected to exceed $400,000 and an after-tax transition adjustment to reduce retained earnings as of January 1, 2019 in an amount not expected to exceed $300,000  The new standard will also require incremental revenue-related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The pronouncement is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The impact of the implementation of this standard is still being determined by the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued certain amendments in January and July 2018 within ASU 2018-01, 2018-10 and ASU 2018-11, respectively and collectively Topic 842 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The impact of the implementation of this standard is still being determined by the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Different components of the guidance require modified retrospective or prospective adoption. The impact of the implementation of this standard is still being determined by the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. The impact of the implementation of this standard is still being determined by the Company.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. ASU 2018-07 is effective beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. At this time, the Company does not expect this standard to have a material effect on the Company's financial position, results of operations or cash flows and disclosures.

In August 2018, the FASB issued ASU 2018-13, (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15,

2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this update and delay adoption of the additional disclosures until their effective date. The impact of the implementation of this standard is still being determined by the Company.

3.	Mergers and Acquisition

Verra Mobility Merger

As described in Note 1, Gores and Greenlight consummated the Business Combination on October 17, 2018.  Pursuant to ASC 805, the Business Combination qualified as a reverse acquisition since immediately following completion of the transaction the stockholders of Greenlight immediately prior to the Business Combination maintained effective control of Verra Mobility, the post-combination company.   For accounting purposes, Greenlight is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as recapitalization of Greenlight (i.e. a capital transaction involving the issuance of stock by Greenlight in exchange for the payment of cash by Gores to the selling shareholders of Greenlight).  Accordingly, the consolidated assets, liabilities and results of operations of Greenlight are the historical financial statements of Verra Mobility and the Gores assets, liabilities and results of operations are consolidated with Greenlight beginning on the acquisition date.  No step-up in basis of intangible assets or goodwill was recorded for this transaction.  The Company effected this treatment through opening stockholders’ equity by adjusting the number of common shares outstanding.  Other than underwriting and professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores, Greenlight and the stockholders of the respective companies.

ATS Merger

On May 31, 2017, ATS was acquired by Parent through the merger of ATS Merger Sub with and into ATS for a total purchase price of $548.2 million ($550.0 million less adjustments set forth in the Merger agreement).

Predecessor

The Company recognized approximately $21.1 million of costs related to the ATS Merger, which were included in selling, general and administrative expenses in the consolidated statements of operations for the 2017 Predecessor Period. These costs consisted of $11.9 million of payments under the 2016 equity plan, $1.3 million of transaction bonus payments, and $7.9 million of professional fees and other expenses related to the sale of the Company.

Successor

The Company recognized approximately $9.9 million of costs related to the ATS Merger which are included in the selling, general and administrative expenses in the consolidated statements of operations for the 2017 Successor Period.  These costs consisted of $8.0 million of payments for acquisition services to Platinum Equity Advisors, LLC, an affiliate of Platinum (“Advisors”) and $1.9 million of professional fees and other expenses related to the ATS Merger.

On May 31, 2017, ATS Merger Sub obtained debt financing pursuant to a credit agreement entered into with a syndicate of lenders. ATS Merger Sub was merged with and into ATS on the same date effectively making ATS the sole borrower (see Note 9).

The Company employed the push down basis of accounting and allocated the consideration paid by the acquirer in connection with the Merger to the Company’s assets and liabilities based on their preliminary estimated fair values at the date of the Merger as presented in the table below. The excess of the cost of the Merger over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

Assets acquired
Cash	$9,112,114
Restricted cash	1,229,118
Accounts receivable	50,908,663
Prepaid expense and other current assets	7,764,515
Installation and service parts	9,109,702
Property and equipment	64,596,596
Goodwill	294,414,522
Intangible assets	222,500,000
Other non-current assets	1,122,588
Total assets acquired	660,757,818

Liabilities assumed
Accounts payable and accrued expenses	22,565,224
Other long-term liabilities	9,310,190
Deferred tax liability	80,687,311
Total liabilities assumed	112,562,725
Total purchase price	$548,195,093

The identifiable intangible assets consist of $24.8 million attributable to trademarks, $13.6 million to non-compete agreements, $99.6 million to customer relationships, and $84.5 million to developed technology. The non-compete values were based on the with-or-without method. The customer relationship value was based on an excess earnings methodology utilizing projected cash flows.  The trademark and the developed technology values were based on the relief from royalty method.  The customer relationship, developed technology, non-competition and trademark intangibles were assigned useful lives of 8.5 years, 5.5 years, 5 years and 10 years, respectively.  The Company subsequently adjusted the useful life of the trademark from 10 years to 3.8 years (see Note 6).

The goodwill arising from the Merger was assigned to the Company’s Government Solutions and Commercial Services segments in the amounts of $159.7 million and $134.7 million, respectively.  The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.

HTA Merger

On March 1, 2018, the Company acquired all of the issued and outstanding membership interests of Highway Toll Administration, LLC, and Canada Highway Toll Administration (collectively, “HTA”), pursuant to a unit purchase agreement (“Unit Agreement”) for a cash purchase price of $525.0 million subject to adjustments set forth in the Unit Agreement which aggregated $9.7 million, an $11.3 million payable to the HTA sellers for certain tax items and the issuance of 5.26 shares of Greenlight common stock resulting in an aggregate purchase price of $603.3 million (the “HTA Merger”).  The Greenlight shares issued to the Company were determined to have a fair value of $57.3 million. The Company reflected the receipt of the Greenlight common shares as a capital contribution from Parent and then delivered these shares to the HTA sellers as non-cash purchase consideration.

The Company estimated the fair value of the Greenlight common shares issued in connection with this transaction with input from management and a contemporaneous third-party valuation of the Company.  Management determined the fair value of Greenlight was the same as the Company as Greenlight’s only holdings were the Company. The valuation advisory firm prepared a valuation report as of March 1, 2018.  The assumptions and inputs used in connection with the valuation reflected management’s best estimate of the Company’s business condition, prospects and operating performance on the valuation date.  The Company averaged the results of a discounted cash flow analysis, comparable public company analysis and comparable acquisitions analysis to determine an enterprise value of $2.1 billion.  The Company then deducted debt of $1.0 billion to arrive at a concluded equity value of $1.1 billion, which was used to derive a per share value.

The allocation of the purchase price is summarized as follows:

Assets acquired
Cash	$2,995,722
Accounts receivable	10,219,709
Prepaid expense and other current assets	5,266,168
Installation and service parts	296,535
Property and equipment	995,816
Customer relationships	242,500,000
Developed technology	72,800,000
Non-competition agreements	48,500,000
Trademark	5,500,000
Goodwill	233,271,150
Total assets acquired	622,345,100

Liabilities assumed
Accounts payable and accrued expenses	14,267,971
Deferred tax liability	4,733,044
Total liabilities assumed	19,001,015
Total purchase price	$603,344,085

The excess of cost of the HTA Merger over the net amounts assigned to the fair value of the net assets acquired was recorded as goodwill and was assigned to the Company’s Commercial Services segment.  During the period from acquisition to December 31, 2018, the Company made certain immaterial adjustments to the preliminary purchase price allocation resulting in a $1.2 million net reduction to goodwill.  The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. Most of the goodwill is expected to be deductible for tax purposes. The customer relationship value was based on an excess earnings methodology utilizing projected cash flows.  The non-competition agreement values were based on the with-or-without method.  The trademark and the developed technology values were based on a relief from royalty method. The customer relationship, developed technology, non-competition and trademark intangibles were assigned useful lives of 9 years, 5.5 years, 5 years and 3 years, respectively.

The Company recognized $15.6 million of costs related to the HTA Merger, which were included in selling, general and administrative expenses in the consolidated statement of operations in the three months ended March 31, 2018.

These costs consisted of $7.2 million for acquisition services to Advisors and $8.4 million of professional fees and other expenses related to the transaction.

EPC Merger

On April 6, 2018, the Company acquired all of the issued and outstanding capital stock of Euro Parking Collection plc (“EPC”), pursuant to a stock purchase agreement for purchase consideration of 5.54 shares of Greenlight common stock and working capital adjustments set forth in the share purchase agreement, which aggregated $2.6 million, resulting in an aggregate purchase price of $62.9 million (the “EPC Merger”).  The Company reflected the receipt of the Greenlight II common shares as a capital contribution from Parent and then delivered these shares to the EPC sellers as non-cash purchase consideration.

The Company estimated the fair value of the Greenlight common shares issued in connection with this transaction with input from management and a contemporaneous third-party valuation of the Company.

Management determined the fair value of Greenlight was the same as the Company as Greenlight’s only holdings were the Company. The valuation advisory firm prepared a valuation report as of March 1, 2018.  The assumptions and inputs used in connection with the valuation reflected management’s best estimate of the Company’s business condition, prospects and operating performance on the valuation date.  The Company averaged the results of a discounted cash flow analysis, comparable public company analysis and comparable acquisitions analysis to determine an enterprise value of $2.1 billion.  The Company then deducted debt of $1.0 billion to arrive at a concluded equity value of $1.1 billion, which was used to derive a per share value.

The preliminary allocation of the purchase consideration is summarized as follows:

Assets acquired
Cash	$9,029,240
Other assets	1,948,150
Trademark	1,100,000
Customer relationships	19,400,000
Developed technology	3,900,000
Goodwill	40,825,951
Total assets acquired	76,203,341

Liabilities assumed
Accounts payable and accrued expenses	8,994,939
Deferred tax liability	4,273,117
Total liabilities assumed	13,268,056
Total purchase price	$62,935,285

Goodwill arising from the EPC Merger was assigned to the Company’s Commercial Services segment and consists largely of the expected cash flows and future growth anticipated for the Company.  The goodwill is not expected to be deductible for tax purposes.  The customer relationship value was based on an excess earnings methodology utilizing projected cash flows.  The trademark and the developed technology values were based on a relief from royalty method.  The customer relationship, trademark, and developed technology intangibles were preliminarily assigned useful lives of 10 years, 5 years and 4.5 years, respectively.

The Company recognized $3.0 million of costs related to the EPC Merger in the three months ended June 30, 2018, which consisted of $2.5 million for acquisition services to Advisors and $0.5 million of professional fees and other expenses.

Sunshine Acquisition

On January 27, 2016, the Company acquired certain of the assets and liabilities of Sunshine State Tag Agency, Inc., Auto Tag of America, Inc. and Auto Titles of America, Inc., (collectively, “Sunshine”) for net consideration of approximately $21.2 million. Sunshine is a title and registration processing company with operations in Florida, Texas and Arizona. Sunshine had a number of contracts with customers and departments of motor vehicles, departments of transportation and tax assessors, as well as certain intellectual property used in connection with title and registration processing.

The allocation of the purchase price is summarized as follows:

Assets acquired
Accounts receivable, net	$46,073
Property and equipment	88,273
Non-compete agreements	3,000
Customer relationships	17,196,000
Software	250,000
Tradename	487,000
Goodwill	4,927,904
Total assets acquired	22,998,250

Liabilities assumed
Advanced deposits payable	1,765,261
Total purchase price	$21,232,989

The goodwill recognized as part of the transaction was generated by intangible assets that do not qualify for separate recognition. The goodwill resulting from this transaction that is expected to be deductible for tax purposes is $4.9 million.

Pro Forma Financial Information

The pro forma information below gives effect to the Merger, the HTA Merger and the EPC Merger (collectively, the “Transactions”) as if they had been completed on the first day of each period presented.  The pro forma results of operations are presented for information purposes only.  As such, they are not necessarily indicative of the Company’s results had the Transactions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results.  The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the Transactions.  The pro forma information includes adjustments to record the assets and liabilities associated with the Transactions at their respective fair values based on available information and to give effect to the financing for the Transactions.

	Successor		Predecessor
	Year Ended	Seven months ended	Five months ended	Year Ended
	December 31, 2018	December 31, 2017	May 31, 2017	December 31, 2016
Revenue	$389,367,087	$210,563,096	$138,178,167	$329,407,665
Income from operations	39,559,861	29,241,973	17,148,364	26,945,720
Net income (loss) before income tax benefit	(8,743,255)	1,596,488	(1,669,275)	(15,946,740)
Net income (loss)	(9,583,012)	27,360,377	(1,219,511)	(8,782,820)
Earnings per share - basic	$(0.06)	$0.18	$(0.01)	$(0.06)

The opening balance sheet values assigned to the assets acquired and liabilities assumed for the HTA Merger and the EPC Merger are based on preliminary valuations and are subject to change as we obtain additional information during the acquisition measurement periods.  Increases or decreases in the estimated fair values of the net assets acquired may impact our statements of income in future periods.  We do not expect material changes to the assigned values.  The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquired businesses and additional interest expense for debt issued in connection with the HTA Merger.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, consist of the following at December 31:

	2018	2017
Prepaid income taxes	$1,561,787	$8,144,196
Prepaid services	3,016,849	2,476,575
Prepaid tolls	8,434,367	2,466,005
Prepaid computer maintenance	1,709,238	1,894,032
Prepaid insurance	1,230,086	353,654
Deposits	838,640	82,398
Prepaid rent	406,361	323,367
Other	402,942	48,685
Total prepaid expenses and other current assets	$17,600,270	$15,788,912

5.	Property and Equipment, net

Property and equipment, net, consists of the following at December 31:

	2018	2017
Construction in progress	$2,097,061	$3,796,167
Equipment installed at customer sites	70,164,185	58,679,973
Computer equipment	5,758,127	2,320,481
Furniture	1,825,553	1,542,589
Automobiles	1,288,828	909,545
Software	11,189,356	4,885,679
Leasehold improvements	7,899,013	7,710,392
Property and equipment	100,222,123	79,844,826
Less: accumulated depreciation	(30,979,312)	(14,474,130)
Property and equipment, net	$69,242,811	$65,370,696

Depreciation expense for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016 was $22.5 million, $14.4 million, $11.8 million and $32.1 million, respectively, including depreciation related to costs to develop or implement software for internal use of $2.9 million, $0.9 million, $1.8 million, and $5.2 million for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, respectively.

6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Government	Commercial
	Solutions	Services	Totals
Balance at December 31, 2016	$2,617,950	$4,927,904	$7,545,854
Purchase accounting adjustment for Merger	(2,617,950)	(4,927,904)	(7,545,854)
Goodwill from Merger	159,746,649	134,667,873	294,414,522
Balance at December 31, 2017	159,746,649	134,667,873	294,414,522
Goodwill from HTA Merger	—	232,032,774	232,032,774
Goodwill from EPC Merger	—	40,825,951	40,825,951
Measurement period adjustments	—	1,238,376	1,238,376
Foreign currency translation adjustment	—	(3,788,125)	(3,788,125)
Balance at December 31, 2018	$159,746,649	$404,976,849	$564,723,498

During the fourth quarter of 2018, the Company identified revisions to the provisionally recorded amounts of HTA customer receivables, customer margin share payables and tolls payable. The aggregate amount of those items were recorded as additional goodwill as detailed in the measurement period adjustment above.

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	Weighted	Weighted	At December 31, 2018
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
	Useful life	Period	Amount	Amortization
Trademarks	2.7 years	3.7 years	$31,301,771	$8,902,338
Non-compete agreements	4.0 years	5 years	62,100,000	12,390,000
Customer relationships	7.9 years	8.9 years	359,767,606	42,200,830
Developed Technology	4.3 years	5.5 years	160,851,735	35,986,413
Gross carrying value of intangible assets			614,021,112	$99,479,581
Less: accumulated amortization			(99,479,581)
Intangible assets, net			$514,541,531

	Weighted	Weighted	At December 31, 2017
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
	Useful life	Period	Amount	Amortization
Trademarks	9.4 years	10 years	$24,800,000	$1,446,667
Non-compete agreements	4.4 years	5 years	13,600,000	1,586,667
Customer relationships	8.0 years	8.5 years	99,600,000	6,755,324
Developed Technology	4.9 years	5.5 years	84,500,000	8,962,121
Gross carrying value of intangible assets			222,500,000	$18,750,779
Less: accumulated amortization			(18,750,779)
Intangible assets, net			$203,749,221

Amortization expense for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016 was $80.8 million, $18.8 million, $0.8 million and $1.7 million, respectively.

In June 2018, the Company reviewed its estimates of the future economic life of the trademark intangible assets recorded in connection with the Merger due to the Company’s recent name change and rebranding efforts (see Note 1).  As a result of this review, the Company revised the useful life assigned to the Merger trademarks to reflect their remaining economic value, reducing the useful life from 10 years to 3.8 years.  This revision was determined to be a change in accounting estimate and is being accounted for prospectively.   As a result of the change in useful life, the Company recognized approximately $3.3 million of additional amortization expense in the year ended December 31, 2018.

Estimated amortization expense in future years is expected to be:

Year Ending December 31,
2019	$92,229,237
2020	92,229,237
2021	83,937,823
2022	79,217,811
2023	50,772,867
Thereafter	116,154,556
Total	$514,541,531

7.	Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2018	2017
Accrued salaries and wages	$8,339,991	$6,900,652
Restricted cash due to customers	2,033,186	1,784,365
Income taxes payable	861,571	143,725
Accrued interest payable	231,972	290,653
Advanced deposits payable	805,199	119,666
Deferred rent	522,805	—
Accrued sales commissions	462,829	431,691
Other	1,186,414	415,870
Total accrued liabilities	$14,443,967	$10,086,622

8.	Asset Retirement Obligations

The following table summarizes changes in the Company’s asset retirement obligations:

	Successor		Predecessor
		Period from	Period from
	Year Ended	June 1, 2017 to	January 1, 2017
	December 31, 2018	December 31, 2017	to May 31, 2017
Asset retirement obligations, beginning balance	$6,373,125	$6,890,573	$6,645,542
Liabilities incurred	147,240	396,103	210,864
Accretion expense	396,374	153,542	106,404
Liabilities settled	(166,917)	(347,265)	(72,337)
Revisions to cash flow estimates	—	(719,828)	—
Asset retirement obligations, ending balance	$6,749,822	$6,373,125	$6,890,473

9.	Debt

The following table provides a summary of the Company’s long-term debt at December 31:

	2018	2017
First lien term loan, due February 28, 2025	$903,524,121	$—
First lien term loan, due May 31, 2024	—	323,375,000
Second lien term loan, due May 31, 2025	—	125,000,000
Less: original issue discounts	(5,819,675)	(5,256,190)
Less: unamortized deferred financing costs	(28,351,764)	(14,429,776)
Total debt	869,352,682	428,689,034
Less: Current portion of long-term debt	(9,103,518)	(3,250,000)
Total long-term debt, net of current portion	$860,249,164	$425,439,034

The following table presents the aggregate future principal payments of long-term debt at December 31, 2018:

Year Ending December 31,
2019	$9,103,518
2020	9,103,518
2021	9,103,518
2022	9,103,518
2023	9,103,518
Thereafter	858,006,531
Total	$903,524,121

Predecessor

The Company had a $150 million Credit Agreement (“CA”) whereby it could elect to borrow through a revolving loan, swing loan or letters of credit up to certain sub-limits as defined in the CA. Interest on outstanding borrowings on the revolving loan was payable monthly at the bank’s prime rate for borrowings against the swing loan, or the London InterBank Offered Rate (“LIBOR”) for borrowings against the revolving loan, plus a margin percentage based on the leverage ratio obtained and the type of loan outstanding. All borrowings were subject to the satisfaction of customary conditions and restrictive covenants, including absence of defaults and accuracy in material respects of representations and warranties. In addition, the CA contained customary restrictive covenants for facilities and transactions of this type. In 2016, the Company amended the CA to allow for a cash dividend paid to shareholders (see Note 12).

At the 2017 Predecessor Period and at December 31, 2016 and 2015, interest rates were 5.0%, 4.75% and 4.50% respectively, for prime rate borrowings and 3.01%, 2.73% and 2.40% respectively, for LIBOR rate borrowings. Interest on the unused portion of the revolving loan was payable monthly at 0.25% as of the 2017 Predecessor Period and at December 31, 2016 and 2015. The Company also paid interest monthly on outstanding letters of credit of $1.0 million at 2.00% as of December 31, 2016 and 2015. The Company recorded interest expense, including amortization of deferred financing costs, of $0.9 million, $2.7 million, $2.1 million for the 2017 Predecessor Period and the years ended December 31, 2016 and 2015, respectively.

The Company was in compliance with its financial covenants at the 2017 Predecessor Period and for the year ended December 31, 2016. The Company’s indebtedness under the CA was secured by liens on the Company’s assets. All amounts payable under the CA were paid upon closing of the ATS Merger.

Successor

In connection with the ATS Merger, ATS Consolidated, Inc., subsequently renamed VM Consolidated, Inc., a wholly owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “First Lien”), a Second Lien Term Loan Credit Agreement (the “Second Lien”), (collectively the “Term Loans”), and a Revolving Credit Agreement (the “Revolver”) with a syndicate of lenders (collectively, the “2017 Credit Facilities”). The 2017 Credit Facilities provided for committed senior secured financing of $490.0 million, consisting of the following: the Term Loans in an aggregate principal amount of $450.0 million; and the Revolver, available for loans and letters of credit with an aggregate revolving commitment of up to $40.0 million (based on borrowing based eligibility as described below).

In connection with the HTA Merger, the Company replaced the 2017 Credit Facilities by entering into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan”), (collectively the “New Term Loans”) and a Revolving Credit Facility Agreement (the “New Revolver”) with a syndicate of lenders (collectively, the “2018 Credit Facilities”).   The 2018 Credit Facilities provide for committed senior secured financing of $1.115 billion, consisting of the New Term Loans in an aggregate principal amount of $1.04 billion and the New Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (based on borrowing based eligibility as described below).

Aggregate principal amounts due on the New First Lien and New Second Lien Term Loans were $840 million and $200 million, respectively.  The 2018 Credit Facilities replace the preexisting First and Second Lien Term Loans (the “Old Term Loans”), which were repaid concurrent with the closing on the 2018 Credit Facilities and also replaces the preexisting Revolver (the “Old Revolver”), which was undrawn at close.  The outstanding balances at the date of close on the Old First and Second Lien Term Loans, which were repaid with proceeds from the 2018 Credit Facilities, were $323.4 million and $125 million, respectively.    On July 24, the Company amended the New First Lien Term Loan (the “New First Lien Term Loan Amendment”) to expand the aggregate principal loan amount under the New First Lien Term Loan from $840 million to $910 million and to modify certain defined terms.  In connection with this amendment, the Company incurred a consent fee of $0.4 million, which was capitalized as deferred financing costs and is being amortized over the remaining life of the New First Lien Term Loan.  The additional $70 million was used to pay down a portion of the New Second Lien Term Loan, while the remaining balance of the New Second Lien Term Loan was paid off contemporaneous to the close of the Business Combination on October 17, 2018, using funds contributed by Platinum Equity.

The New First Lien Term Loan is repayable in quarterly installments of 1.0% per annum of the amount initially borrowed. The New First Lien and New Second Lien Term Loans mature on February 28, 2025 and February 28, 2026, respectively.  The New First Lien Term Loan bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. The New Second Lien Term Loan bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 7.75% per annum or (2) an alternate base rate plus an applicable margin of 6.75% per annum.  At December 31, 2018, the interest rate on the New First Lien Term Loan was 6.3%.

The New Second Lien Term Loan may be redeemed by the Company at any time, in whole or in part, at the redemption price plus accrued interest up to the redemption date.  The redemption price on the New Second Lien Term Loan is equal to 102% of the aggregate principal amount for redemptions occurring through March 1, 2019, 101% of the aggregate principal amount for redemptions occurring after March 1, 2019 through March 1, 2020 and 100% of the aggregate principal amount for redemptions occurring after March 1, 2020.  The New Second Lien Term Loan was redeemed in full in connection with the Gores Merger and the Company paid a $4 million prepayment penalty, recognized as loss on the debt extinguishment in the Company’s Consolidated Statement of Operations.

In addition, the New First and Second Lien Term Loans contain provisions that require mandatory prepayments equal to 50% of excess cash flow (as defined by the New Term Loan agreements); provided that, (a) for the new First Lien Term Loan, at any time the consolidated first lien net leverage ratio (as defined by the New Term Loan agreements) on the last day of the fiscal year is less than or equal to 3.70:1.00 but greater than 3.20:1.00, the mandatory prepayment of the New First Lien Term Loan is equal to 25% of excess cash flow, and if less than 3.20:1.00, the mandatory prepayment on the New First Lien Term Loan is 0%; and (b) for the New Second Lien Term Loan, at any time the consolidated senior secured net leverage ratio (as defined by the Term Loan agreements) on the last day of the fiscal year is less than or equal to 4.70:1.00 but greater than 4.20:1.00 the mandatory prepayment is equal to 25% of excess cash flow and if less than 4.20:1.00 the mandatory prepayment is zero.

The New Revolver matures on February 28, 2023.  Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves.  The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average available availability to borrow under the commitment. At December 31, 2018, the Company had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $67.2 million, net of $1.0 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% at December 31, 2018. The Company also is required to pay participation and fronting fees on $1.0 million in outstanding letters of credit at 1.38% as of December 31, 2018.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties.  At December 31, 2018, the Company was compliant with the 2018 Credit Facilities covenants.  Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recognized a charge of $10.2 million in the three months ended March 31, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

The Company recognized a charge of $16.3 million in the three months ended December 31, 2018 consisting of a $4.0 million prepayment penalty on the New Second Lien Term Loan Balance, a $3.4 million write-off of preexisting deferred financing costs and $8.9 million of lender and third-party costs associated with the issuance of the New Second Lien Term Loan.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $69.6 million for the year ended December 31, 2018 and $20.9 million for the 2017 Successor Period.

All borrowings and other extensions of credit under the 2017 Credit Facilities were subject to the satisfaction of customary conditions and restrictive covenants, including absence of defaults and accuracy in material respects of representations and warranties.

At December 31, 2018, the Company was in compliance with the covenants of the 2018 Credit Facilities. The Company’s assets have been pledged as collateral and secure the Company’s indebtedness under the 2018 Credit Facilities.

The weighted average effective interest rates of the Company’s outstanding borrowings under the 2018 Credit Facilities were 6.27% at December 31, 2018.

10.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The Company has not included the effect of 19,999,967 warrants, 10,000,000 contingently issuable shares and 4,437,076 restricted stock units in the calculation of diluted net income (loss) per share for the year ended December 31, 2018 because the inclusion of such shares would be antidilutive based on the net loss reported.  The Company has not included the effect of 19,999,967 warrants in the calculation of diluted net income for the 2017 Successor Period since the exercise price exceeded the average market value of the Company’s common stock price during the period.  Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s Common Stock price during the applicable period.

The components of basic and diluted net income (loss) per share are as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	June 1, 2017 to	January 1, 2017	Year Ended
	December 31, 2018	December 31, 2017	to May 31, 2017	December 31, 2016
Numerator:
Net (loss) income	$(58,394,516)	$18,238,222	$1,239,599	$28,996,084

Denominator:
Weighted average shares - basic	87,320,072	60,483,804	N/A	N/A
Common stock equivalents	—	—	N/A	N/A
Weighted average shares - diluted	87,320,072	60,483,804	N/A	N/A

Net (loss) income per common share	$(0.67)	$0.30	N/A	N/A

Antidilutive shares excluded	34,437,043	19,999,967	N/A	N/A

The Company’s Predecessor Period net income (loss) per share are not be meaningful or comparable, as the Company had a significantly different capital structure than the Successor Company. Accordingly, the Predecessor earnings (loss) per share are not being presented.

11.	Income Taxes

On December 22, 2017, the U.S. enacted significant changes to U.S. tax law following the passage and signing of H.R.1, “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018” (the “Tax Act”). The Tax Act permanently reduces the U.S. federal corporate tax rate from a maximum 35% to 21%, eliminates corporate Alternative Minimum Tax, modified rules for expensing capital investment, limits the deduction of interest expense for certain companies and has international tax consequences for companies that operate internationally.

The Tax Act includes provisions for a tax on global intangible low-taxed income (“GILTI”).  GILTI is described as the excess of a U.S. Shareholder’s total net foreign income over a deemed return on tangible assets, as provided by the Tax Act.  In January 2018, the FASB issued guidance that allows companies to elect as an accounting policy whether to treat the GILTI tax as a period cost or to recognize deferred tax assets and liabilities when basis differences exist that are expected to affect the amount of GILTI inclusion upon reversal.  The Company has elected to treat GILTI as a period expense. The Tax Act also includes provisions under Section 163(j) requiring net interest expense generally to be limited to 30 percent of adjusted taxable income.  Any interest amount that exceeds the limitation may be carried forward indefinitely. Most of the changes introduced in the Tax Act were effective beginning on January 1, 2018.

ASC 740, Income Taxes, requires filers to record the effect of tax law changes in the period enacted. However, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 (“SAB 118”), which permits filers to record provisional amounts during a measurement period ending no later than one year from the date of enactment. As of December 31, 2017, the Company re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. The gross deferred tax assets and liabilities were provisionally adjusted which resulted in a net effect of a $27.3 million decrease in net deferred tax liabilities to its provision for income taxes. Pursuant to SAB 118, the Company recognized provisional amounts for the impact of the Tax Act in 2017. The Company completed their analysis in 2018 and has recorded the final adjustments in the measurement period provided for in the Tax Act.

The (Loss) income before income tax (benefit) provision consisted of:

	Successor		Predecessor
		Period from	Period from
	Year Ended	June 1, 2017 to	January 1, 2017
	December 31, 2018	December 31, 2017	to May 31, 2017
U.S. Domestic	$(75,283,119)	$(12,438,801)	$2,492,392
Foreign	647,491	—	—
Total (loss) income before income tax (benefit) provision	$(74,635,628)	$(12,438,801)	$2,492,392

The income tax (benefit) provision consisted of the following items:

	Successor		Predecessor
		Period from	Period from
	Year Ended	June 1, 2017 to	January 1, 2017	Year Ended
	December 31, 2018	December 31, 2017	to May31, 2017	December 31, 2016
Current
Federal	$5,686,479	$188,293	$4,126,889	$19,261,129
State	1,624,262	218,305	452,882	2,570,841
Foreign	882,840	—	—	—
Total current tax expense	8,193,581	406,598	4,579,771	21,831,970
Deferred
Federal	(18,334,202)	(31,090,429)	(3,114,557)	(3,191,446)
State	(5,669,191)	6,808	(212,421)	20,506
Foreign	(431,300)	—	—	—
Total deferred tax expense	(24,434,693)	(31,083,621)	(3,326,978)	(3,170,940)
Income tax (benefit) provision	$(16,241,112)	$(30,677,023)	$1,252,793	$18,661,030

A reconciliation of the provision for income taxes and the amounts computed by applying the statutory federal income tax rate to the income (loss) before (benefit) provision is as follows:

	Successor		Predecessor
		Period from	Period from
	Year Ended	June 1, 2017 to	January 1, 2017	Year Ended
	December 31, 2018	December 31, 2017	to May 31, 2017	December 31, 2016
Income tax (benefit) provision at statutory rate	$(15,673,482)	$(4,353,581)	$872,338	$16,679,990
State income taxes, net of federal income tax effect	(3,785,144)	148,706	229,901	1,691,552
Tax rate changes/valuation of deferred tax items	(1,456,527)	(27,336,495)	(1,266,981)	—
Non-deductible expenses	676,256	297,077	240,273	491,348
Unrecognized tax benefits	599,697	(188,294)	(328,120)	465,266
Change in valuation allowance	2,148,987	—	—	(52,872)
Non-deductible transaction costs	1,171,545	826,971	822,344	—
Research and development credits	(601,800)	—	660,000	(574,250)
Global intangible low tax inclusion	477,374	—	—	—
Other	201,982	(71,407)	23,038	(40,004)
Total income tax (benefit) provision	$(16,241,112)	$(30,677,023)	$1,252,793	$18,661,030

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

	2018	2017
Deferred tax assets:
Accrued expenses and other	$2,250,050	$2,506,349
Allowance for doubtful accounts	1,860,933	1,404,926
Net operating loss carry forward	2,384,694	725,629
Interest expense limitation carryforward	9,030,222	—
Federal and state income tax credits	612,579	339,807
Other	817,073	564,827
Gross deferred tax assets	16,955,551	5,541,538
Valuation allowance	(2,254,611)	(105,624)
Deferred tax assets, net of valuation allowance	14,700,940	5,435,914
Deferred tax liabilities:
Intangible assets and transaction costs	(38,811,519)	(44,638,810)
Property and equipment	(9,084,399)	(10,106,340)
Prepaid assets	(432,213)	(294,455)
Gross deferred tax liabilities	(48,328,131)	(55,039,605)
Total deferred tax liabilities, net	$(33,627,191)	$(49,603,691)

In accordance with ASC 740-10, Income Taxes, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company’s experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives that may be available.

The Company performed an analysis of the reversal of the deferred tax liabilities, and then considered the overall business environment, historical earnings and the outlook for future years. The Company determined that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized and in the year ended December 31, 2018 and the 2017 Successor Period the Company provided a valuation allowance of $2.2 and $0.1 million, respectively.

The net operating loss carryforwards represent $39.3 million and $10.3 million of state net operating losses at December 31, 2018, and 2017, respectively that began to expire in 2018. The utilization of some of these state net operating losses may also be subject to annual limitations due to ownership change rules under the Internal Revenue Code. The Company has certain tax credits of $0.6 million and $0.4 million at December 31, 2018 and 2017, respectively, which if unused will begin to expire in 2026. In addition, the Company generated an interest limitation carry forward of $36.7 million, which does not expire.

Unrecognized tax benefits for the years ended December 31, 2018 and 2017 were $2.5 million and $2.6 million, respectively.  Included in the balance of unrecognized tax benefits as of December 31, 2018 were $1.7 million of tax benefits that, if recognized, would impact the effective tax rate.  The Company does  not expect its unrecognized tax benefits to change significantly over the next 12 months .

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized $0.4 million, $0.2 million and $0.1 million in interest and penalties for the year ended December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period, respectively. At December 31, 2018 and 2017, we had accrued interest and penalties of $0.9 million and $0.5 million, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax return remains subject to income tax examinations by tax authorities for the years 2015 to 2018. The Company’s state income tax return is currently under examination by the State of Maryland Compliance Division for years 2015 to 2017, and various other state income tax returns for the years from 2013 to 2018 remain subject to tax examinations by tax authorities. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

12.	Stockholders’ Equity

Authorized and Outstanding Stock

In conjunction with the Business Combination, the Company made changes to its capital stock. The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 261,000,000 shares of capital stock, consisting of (i) 260,000,000 shares of Class A Common Stock, including and (ii) 1,000,000 shares of preferred stock, par value $0.0001 per share. The outstanding shares of our Common Stock are duly authorized, validly issued, fully paid and non-assessable.

As a result of the Business Combination, the shares issued to Greenlight are reflected as if they were issued and outstanding beginning on May 31, 2017, the date of the ATS Merger.

Warrants

Each warrant entitles the registered holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the closing of the IPO or 30 days after the completion of our initial business combination. For example, if a warrant holder holds one warrant, such warrant will be exercisable for one share of the Company’s Class A Common Stock. Warrants must be exercised for a whole share. The warrants will expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

As of December 31, 2018, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with our IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants included in the units issued in our IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

Predecessor – Capital Stock

Holders (each, a “Predecessor Common Stockholder”) of shares of common stock of Verra Mobility prior to the Merger (collectively, “Predecessor Common Stock”) were entitled to one vote for each share held on all matters submitted to them for their vote or approval. Holders (each, a “Predecessor Preferred Stockholder”) of shares of Series A and Series B Preferred Stock of Verra Mobility prior to the Merger (collectively, “Predecessor Preferred Stock”) were entitled to the number of votes equal to the number of shares of Predecessor Common Stock into which such shares of Predecessor Preferred Stock could be converted. The voting rights and powers of Predecessor Preferred Stockholders were equal to those of the Predecessor Common Stockholders voting together with the Predecessor Common Stock as a single class.

Shares of Predecessor Preferred Stock were convertible at the option of the holder into the number of shares of Predecessor Common Stock as determined by dividing the original issue price by the then effective conversion price. Shares of Predecessor Preferred Stock were subject to automatic conversion into shares of Predecessor Common Stock based on the then-effective conversion price upon an initial public offering having a per share price of not less than $3.125 with minimum net proceeds of $30.0 million, or if greater than 50% of the Predecessor Series A Preferred Stockholders, voting as a separate class, elect to convert the shares of Predecessor Series A Preferred Stock into shares of Predecessor Common Stock, or if greater than 50% of the Predecessor Series B Preferred Stockholders, voting as a separate class, elect to convert the shares of Predecessor Series B Preferred Stock into shares of Predecessor Common Stock.

Shares of Predecessor Preferred Stock have been classified as equity on the consolidated balance sheet. The features of the Preferred Stock are those of an equity instrument based on consideration of the terms of the Predecessor Preferred Stock. The conversion feature does not require accounting separate from the Predecessor Preferred Stock, because it is considered to be clearly and closely related to the Predecessor Preferred Stock. The redemption feature does not qualify as a derivative on a stand-alone basis.

The holders of Predecessor Series A Preferred Stock and Predecessor Series B Preferred Stock were entitled to receive dividends at $0.10 and $0.16 per share, respectively, payable only if and when declared by the Board of Directors. The dividends on each share were noncumulative and accrue from the date declared by the Board of Directors. Predecessor Preferred Stockholders were equally entitled to receive this dividend prior to and in preference to a dividend on any shares of Predecessor Common Stock. After the Predecessor Preferred Stockholders have received the preferential dividend described above, they were entitled to participate, on an as-converted basis to Predecessor Common Stock, in any additional dividends declared on Predecessor Common Stock. In April 2016, Verra Mobility paid a cash dividend to all Predecessor Common Stockholders and Predecessor Preferred Stockholders in the amount of $0.30 per share, for a total of $47.1 million. The Predecessor Preferred Stockholders waived their right to certain preferential dividends under Verra Mobility’s organizational documents. There were no accrued dividends at December 31, 2016.

As a result of the Merger, all outstanding shares of Predecessor Common Stock and Predecessor Preferred Stock were cancelled and converted into the right to receive $3.10 for each share.

13.	Equity Incentive Plan

Successor

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”). The plan provides for awards of a variety of stock-based awards to employees, consultants and directors. The maximum number of shares of the Company’s Common Stock that may be subject to awards under the 2018 Plan was 10,864,000 as of December 31, 2018, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2018 the Company had an aggregate of 6,426,924 shares of Common Stock available for future grants under the 2018 Plan.

The Company’s restricted stock units (“RSU’s”) consist of a right to receive shares on one or more vesting dates in the future.  RSU’s granted to employees vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates. RSU’s granted to non-employee directors vest on the earlier of (a) first anniversary of the Vesting Start Date, or (b) the date immediately prior to the next annual meeting of Company stockholders occurring after the Date of Grant. The following table summarizes the activity of the Company’s RSU’s:

	2018
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	—	—
Granted	4,437,076	$10.13
Vested	—	—
Forfeited	—	—
Balance at December 31, 2018	4,437,076	$10.13

No RSU’s granted pursuant to the 2018 Plan vested in 2018.  Stock-based compensation expense was $2.3 million in 2018, the components of which are as follows:

Year Ended
December 31, 2018
Operating Expenses	$136,658
Selling, general and administrative expenses	2,135,216
Total stock-based compensation expense	$2,271,874

As of December 31, 2018, approximately $42.7 million of unrecognized stock-based compensation expense related to unvested awards is expected to be recognized over a weighted-average period of approximately 3.8 years for awards under the 2018 Plan.

Tax benefits attributable to stock-based compensation represented approximately 19.7% of stock-based compensation expense during the year ended December 31, 2018.

On July 6, 2017, Greenlight implemented the 2017 Participation Plan (the “2017 Plan”) under which those employees who were participants in the plan may have been entitled to receive compensation upon the occurrence of certain qualifying events. As of December 31, 2017, no qualifying events occurred; and, no amounts have been paid under the 2017 Plan, and no expense has been recorded.

On April 9, 2018, the Company terminated the 2017 Plan and replaced it with the 2018 Participation Plan. The 2018 Participation Plan had substantially similar terms and provisions as the 2017 Plan. The 2018 Plan may be modified at any point before a qualifying event. The 2018 Plan The 2018 Participation Plan was terminated upon the closing of the Business Combination in exchange for a cash payment to participants in the 2018 Participation Plan of $28.4 million. The payment was funded via a capital contribution by Platinum Equity.

Predecessor

The Company had a 2010 Long-Term Incentive Plan (“2010 Plan”) which allowed the Company to grant appreciation rights in Phantom Stock Units (each, a “PSU” and collectively, “PSUs”) to employees, officers and nonemployee directors of the Company. PSUs vested ratably over five years and paid out on the sixth anniversary of the grant date.

PSU liability payouts related to departed 2010 Plan participants during the year ended December 31, 2016 were $1.3 million. In 2016, the Company terminated the 2010 Plan and cancelled all outstanding PSUs.

In 2016, the Company created a 2016 Equity Incentive Plan (the “2016 Plan”), which allowed the Company to grant stock appreciation rights (each, a “SAR” and collectively, “SARs”), options, restricted stock or restricted stock units to employees, directors, consultants and service providers. Awards vested ratably over four years and paid out on a change in control of the Company. The Company initially granted 11,222,500 SARs under the 2016 Plan, with an initial strike price of $2.24 per SAR that was subsequently amended to $1.96 per SAR. As a result of the ATS Merger all 10,447,500 remaining outstanding SARs were paid out at $3.10 per SAR resulting in an $11.9 million charge recognized in selling, general, and administrative expense.  The Company terminated the 2016 Plan concurrent to the payout of the remaining SARs.

The Company recorded a stock-based compensation recovery (income) of ($0.6) million for the year ended December 31, 2016.

The total PSUs outstanding under the 2010 Plan are as follows:

			Weighted
		Weighted	Average
	Number of	Average Strike	Remaining
	PSUs	Price	Term
Balance at December 31, 2016	6,622,000	2.52	3.47 years
Granted	—	—
Paid out	(2,053,000)	—
Forfeited	(4,569,000)	2.78
Balance at December 31, 2017	—

A total of 15 million awards were authorized under the 2016 Plan. The total awards outstanding under the 2016 Plan are as follows:

			Weighted
		Weighted	Average
	Number of	Average Strike	Remaining
	SARs	Price	Term
Balance at December 31, 2016	10,647,500	1.96	9.05 years
Forfeited	(200,000)	1.96
Balance at May 31, 2017	10,447,500	1.96	8.63 years
Paid out	(10,447,500)	1.96
Balance at December 31, 2017	—

14.	Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees who meet certain eligibility requirements. Company employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a Company match that vests immediately. The Company made employer contributions of $1.6 million, $0.7 million, $0.6 million, and $1.3 million during the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016, respectively.

15.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with the Platinum Stockholder and the Stockholder Representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of HTA which resulted from the acquisition of HTA by Verra Mobility prior to the Business Combination.  The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimates the potential maximum benefit to be paid will be approximately $70 million. The Company estimated and recorded an initial liability and corresponding charge to equity of $70 million at the closing of the Business Combination and the amount remains $70 million at December 31, 2018. Adjustments to the liability under the TRA will be based upon changes future anticipated taxable income and recorded in the statement of operations.

Earn-Out Agreement

Under the Merger Agreement, the Platinum Stockholder will be entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”).

The Earn-Out Shares will be issued by the Company to the Platinum Stockholder as follows:

•	a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $13.00;
•	a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $15.50;
•	a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $18.00; and
•	a one-time issuance of 2,500,000 shares if the Common Stock Price is greater than $20.50.

If any of the Common Stock Price thresholds described in the foregoing clauses (i) through (iv) are not achieved within the five-year period following the closing of the Business Combination, the Company will not be required to issue the Earn-Out Shares in respect of such Common Stock Price threshold. In no event shall the Platinum Stockholder be entitled to receive more than an aggregate of 10,000,000 Earn-Out Shares.

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of Parent Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event (an “Acceleration Event”), then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) Parent shall issue the applicable Earn-Out Shares to the Cash Consideration Stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company has estimated the fair value of the contingently issuable shares to be $73.15 million. The Company used a Monte Carlo simulation option-pricing model to arrive at this estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This is initially recorded as a distribution to shareholders and is presented as contingently issuable shares. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from contingently issuable shares to Common Stock and additional paid in capital. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

Successor – Advisory Services Agreement

Greenlight Holding Corporation, on behalf of itself and its subsidiaries, including the Company, had a corporate advisory services agreement with Advisors whereby the Company paid a management fee for services and the related expenses incurred by Advisors in the provision of those services. For the 2017 Successor Period, the Company paid $3.8 million in management fees and an additional $0.5 million in related expenses. In conjunction with the Business Combination, the Company paid $8.0 million related to the provision of acquisition related services and $2.0 million related to the provision of debt financing related services.

On January 7, 2019, the Company entered into a new corporate advisory services agreement with Advisors, whereby Advisors will provide certain transactional and corporate advisory services to the Company as mutually agreed by the parties. No fees are payable under the agreement, but the Company must reimburse Advisors for its out-of-pocket expenses incurred in connection with services rendered.

Predecessor – Supply and Distribution Agreement

The Company has an exclusive Supply and Distribution Agreement with an affiliate of a former stockholder of Verra Mobility (“Related Party Vendor”). The agreement covers the development and supply of photo-traffic law enforcement equipment and expires in September 2019. During the 2017 Predecessor Period and the year ended December 31, 2016, the Company purchased a total of $3.7 million and $5.2 million, respectively, from the Related Party Vendor.  Upon the ATS Merger, this Related Party Vendor was no longer a stockholder of Verra Mobility.

16.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $1.0 million at December 31, 2018.

The Company has issued non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2018 were $8.5 million.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss was incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its consolidated results of operations, cash flows, or financial position. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.

The Company and one of its Commercial Services customers reached a settlement agreement in February 2019 with the city of San Francisco regarding certain aspects of the disclosures and operations of tolling services provided to consumers using the Golden Gate Bridge. The Company and the Commercial Services customer agreed to make an aggregate one-time payment of $3.65 million and change certain disclosures and business practices. The Company and the Commercial Services customer will split the settlement amount 50/50 and expect to make the payment to the city of San Francisco in March 2019. The Company accrued $1.83 million for this payment and such amount is included in accrued liabilities at December 31, 2018.

Operating Lease Agreements

The Company is obligated under various operating lease agreements for office and warehouse space, with payments ranging from $950 to $183,863 per month, expiring at various dates through April 2026 and with optional renewal terms. The Company is also obligated for its proportionate share of operating expenses and real estate taxes of the facilities. Rent expense under these operating leases was $4.1 million, $2.1 million, $1.3 million and $3.0 million for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016.

The Company also leases equipment under various operating lease agreements, which expire at various dates through October 2021. Monthly rental payments under these operating lease agreements range from $178 to $9,523. Rent expense under these operating leases was $0.2 million, $0.1 million, $0.1 million and $0.2 million for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016.

At December 31, 2018, total future minimum lease payments over the remaining lease periods are as follows:

2019	$3,934,786
2020	3,719,541
2021	3,354,254
2022	2,435,299
2023	2,159,002
Thereafter	5,014,146
Total	$20,617,028

17.	Segment Reporting

The Company has two operating and reportable segments, Government Solutions and Commercial Services. Government Solutions delivers traffic law enforcement services and products to state and local governments. Commercial Services delivers tolling and violation management services to rental car companies, commercial fleet vehicle owners and violation issuing authorities. The Company’s Chief Operating Decision Maker (“CODM”) function is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM function monitors operating performance, allocates resources and deploys capital based on these two operating and reportable segments.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, stock-based compensation, impairment and gain (loss) on disposal of assets and after other income, net. The table below refers to this measure as Segment profit (loss).  Depreciation, amortization, stock-based compensation, impairment and gain (loss) on disposal of assets, interest expense, loss on extinguishment of debt and income taxes are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM function for the operating and reportable segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling violations and therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The Company allocates certain corporate expenses to the two operating and reportable segments. The corporate expenses are allocated using several different factors depending on the item being allocated. These factors range from specific identification to headcount based to split evenly between the two operating and reportable segments. Corporate expenses includes all of the items above that are not included in Segment profit plus, income taxes, transaction expenses, fees to Advisors and other items designated by the CODM function as corporate initiatives.

The Company does not disaggregate assets by segment other than equipment installed at customer sites and automobiles, which had carrying values of $48.1 million and $0.8 million, respectively, at December 31, 2018 and carrying values of $46.8 million and $0.7 million, respectively, at December 31, 2017 all of which relate solely to the Government Solutions segment.  See Note 6 for goodwill balances by segment.

The following tables set forth financial information by segment for the year ended December 31, 2018, the 2017 Successor Period, the 2017 Predecessor Period and the year ended December 31, 2016:

	Successor
	Government	Commercial	Corporate and
For the year ended December 31, 2018	Solutions	Services	Other	Total
Service revenue	$142,464,495	$222,611,440	$—	$365,075,935
Product sales	5,069,785	—	—	5,069,785
Total revenue	147,534,280	222,611,440	—	370,145,720

Cost of service revenue	2,709,507	3,078,192	—	5,787,699
Cost of product sales	3,446,929	—	—	3,446,929
Operating expenses (a)	57,525,221	51,221,743	—	108,746,964
Selling, general and administrative expenses	27,826,583	55,369,275	50,737,559	133,933,417
Other (income) expense, net	(116,927)	(8,679,801)	2,132	(8,794,596)
Segment Profit (Loss)	$56,142,967	$121,622,031	$(50,739,691)	$127,025,307

Segment profit (loss)	$56,142,967	$121,622,031	$(50,739,691)	$127,025,307
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	—	—	103,352,668	103,352,668
Stock-based compensation	—	—	2,271,874	2,271,874
Interest expense	—	—	69,550,214	69,550,214
Loss on extinguishment of debt	—	—	26,486,179	26,486,179
Income (loss) before income taxes	$56,142,967	$121,622,031	$(252,400,626)	$(74,635,628)

	Successor
	Government	Commercial	Corporate and
For the seven months ended December 31, 2017	Solutions	Services	Other	Total
Service revenue	$79,781,405	$55,873,872	$—	$135,655,277
Product sales	2,583,410	—	—	2,583,410
Total revenue	$82,364,815	$55,873,872	$—	$138,238,687

Cost of service revenue	1,509,923	426,140	—	1,936,063
Cost of product sales	1,590,018	—	—	1,590,018
Operating expenses	34,046,222	16,424,833	—	50,471,055
Selling, general and administrative expenses	11,766,377	14,784,038	18,331,725	44,882,140
Other (income) expense, net	(62,799)	(2,114,474)	5,012	(2,172,261)
Segment Profit (Loss)	$33,515,074	$26,353,335	$(18,336,737)	$41,531,672

Segment profit (loss)	$33,515,074	$26,353,335	$(18,336,737)	$41,531,672
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	—	—	33,112,553	33,112,553
Interest	—	—	20,857,920	20,857,920
Income (loss) before income taxes	$33,515,074	$26,353,335	$(72,307,210)	$(12,438,801)

	Predecessor
	Government	Commercial	Corporate and
For the five months ended May 31, 2017	Solutions	Services	Other	Total
Service revenue	$57,021,850	$35,509,089	$—	$92,530,939
Product sales	1,340,191	—	—	1,340,191
Total revenue	58,362,041	35,509,089	—	93,871,130

Cost of service revenue	1,174,923	194,522	—	1,369,445
Cost of product sales	963,504	—	—	963,504
Operating expenses	24,702,104	11,265,560	—	35,967,664
Selling, general and administrative expenses	9,230,714	9,881,849	21,771,616	40,884,179
Other (income) expense, net	(48,416)	(1,243,281)	(2,602)	(1,294,299)
Segment Profit (Loss)	$22,339,212	$15,410,439	$(21,769,014)	$15,980,637

Segment profit (loss)	$22,339,212	$15,410,439	$(21,769,014)	$15,980,637
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	—	—	12,613,143	12,613,143
Interest	—	—	875,102	875,102
Income (loss) before income taxes	$22,339,212	$15,410,439	$(35,257,259)	$2,492,392

	Successor
	Government	Commercial	Corporate and
For the year ended December 31, 2016	Solutions	Services	Other	Total
Service revenue	$132,223,777	$80,290,935	$—	$212,514,712
Product sales	18,234,874	—	—	18,234,874
Total revenue	150,458,651	80,290,935	—	230,749,586

Cost of service revenue	2,355,626	282,444	—	2,638,070
Cost of product sales	9,505,473	—	—	9,505,473
Operating expenses	55,805,204	27,957,195	—	83,762,399
Selling, general and administrative expenses	24,343,844	28,431,818	877,120	53,652,782
Other (income) expense, net	(212,391)	(2,252,874)	(5,511)	(2,470,776)
Segment Profit (Loss)	$58,660,895	$25,872,352	$(871,609)	$83,661,638

Segment profit (loss)	$58,660,895	$25,872,352	$(871,609)	$83,661,638
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	—	—	33,916,936	33,916,936
Stock-based compensation	—	—	(618,911)	(618,911)
Interest expense	—	—	2,706,499	2,706,499
Income (loss) before income taxes	$58,660,895	$25,872,352	$(36,876,133)	$47,657,114

The Company operates in the United States, Canada and Europe.  Revenues are attributable to countries based upon the location of the customer.  During the year ended December 31, 2018 the Company’s international revenues were $11.0 million.  The Company’s international revenues for the 2017 Successor period, the 2017 Predecessor period and the 2016 Predecessor period were zero.  Substantially all of the Company’s assets are in the United States.

18.	Quarterly Financial Information (Unaudited)

	Successor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(a)
For the year ended December 31, 2018
Total revenues	$69,240,845	$98,196,983	$107,602,480	$95,105,412
(Loss) income from operations	(7,263,251)	11,784,509	26,195,337	(18,110,426)
Net (loss) income	(22,157,802)	(4,795,024)	6,512,713	(37,954,403)
Earnings (loss) per share - basic and diluted	$(0.35)	$(0.07)	$0.09	$(0.27)

(a)

The Company recorded certain out-of-period adjustments that reduced revenue in the fourth quarter of the year ended December 31, 2018, which aggregated to $4.2 million. The impact of these adjustments to the Company’s fourth quarter consolidated financial statements was not material.

	Predecessor		Successor
		Period from	Period from			Period from
		April 1, 2017 to	June 1, 2017 to			June 1, 2017 to
	First Quarter	May 31, 2017	June 30, 2017	Third Quarter	Fourth Quarter	December 31, 2017
For the year ended December 31, 2017
Total revenues	$54,700,429	$39,170,702	$18,985,259	$56,089,392	$63,164,036	$138,238,687
Operating income (loss)	12,897,898	(10,824,703)	(7,792,263)	3,211,500	10,827,621	6,246,858
Net income (loss)	8,132,471	(6,892,872)	(7,596,204)	(3,347,149)	29,181,575	18,238,222
Earnings (loss) per share - basic and diluted	(a)	(a)	$(0.13)	$(0.06)	$0.48	$0.30

(a)	Basic and diluted EPS for the predecessor periods are not presented for lack of comparability with the successor periods
19.	Guarantor/Non-Guarantor Financial Information

VM Consolidated, Inc. a wholly owned subsidiary of the Company is the lead borrower of the New First Lien Term Loan and the New Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is 100% owned by Greenlight Acquisition Corporation, which is wholly owned by Greenlight Intermediate Holding Corporation, which is wholly owned by Greenlight Holding Corporation, which is wholly owned by Verra Mobility Holdings, LLC, which is wholly owned by Verra Mobility Corporation or the Company. Prior to the Business Combination, VM Consolidated, Inc.’s financial information were the same as those of the lead borrower. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries.

The following financial information presents Consolidated Balance Sheets as of December 31, 2018 and the related Consolidated Statements of Income and Comprehensive Loss and Cash Flows for the years ended December 31, 2018 for the Company, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries:

Verra Mobility Corporation and Subsidiaries

Consolidated Balance Sheets

at December 31, 2018

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$65,048,194	$—	$65,048,194
Restricted cash	—	2,033,186	—	2,033,186
Accounts receivable, net	—	87,510,691	—	87,510,691
Unbilled receivables	—	12,955,507	—	12,955,507
Investment in subsidiary	132,797,289	—	(132,797,289)	—
Prepaid expenses and other current assets	—	17,600,270	—	17,600,270
Total current assets	132,797,289	185,147,848	(132,797,289)	185,147,848

Installation and service parts, net	—	9,282,064	—	9,282,064
Property and equipment, net	—	69,242,811	—	69,242,811
Intangible assets, net	—	514,541,531	—	514,541,531
Goodwill	—	564,723,498	—	564,723,498
Due from affiliates	169,258,843	—	(169,258,843)	—
Other non-current assets	—	1,845,443	—	1,845,443
Total assets	$302,056,132	$1,344,783,195	$(302,056,132)	$1,344,783,195

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$45,188,357	$—	$45,188,357
Accrued liabilities	—	14,443,967	—	14,443,967
Current portion of long-term debt	—	9,103,518	—	9,103,518
Total current liabilities	—	68,735,842	—	68,735,842

Long-term debt, net of current portion and deferred financing costs	—	860,249,164	—	860,249,164
Other long-term liabilities	—	3,368,710	—	3,368,710
Payable related to tax receivable agreement		69,996,334	—	69,996,334
Due to affiliates	—	169,258,843	(169,258,843)	—
Asset retirement obligation	—	6,749,822	—	6,749,822
Deferred tax liabilities	—	33,627,191	—	33,627,191
Total Liabilities	—	1,211,985,906	(169,258,843)	1,042,727,063

Total stockholders' equity	302,056,132	132,797,289	(132,797,289)	302,056,132
Total liabilities and stockholders' equity	$302,056,132	$1,344,783,195	$(302,056,132)	$1,344,783,195

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Year Ended December 31, 2018

	Successor
		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Service revenue	$—	$365,075,935	$—	$365,075,935
Product sales	—	5,069,785	—	5,069,785
Total revenue	—	370,145,720	—	370,145,720

Cost of service revenue	—	5,787,699	—	5,787,699
Cost of product sales	—	3,446,929	—	3,446,929
Operating expenses	—	108,883,622	—	108,883,622
Selling , general and administrative expenses	—	136,068,633	—	136,068,633
Depreciation, amortization, impairment and (gain) loss on disposal of assets, net	—	103,352,668	—	103,352,668
Total costs and expenses	—	357,539,551	—	357,539,551
Income from operations	—	12,606,169	—	12,606,169

Loss (income) from equity investment	58,394,516	—	(58,394,516)	—
Interest expense	—	69,550,214	—	69,550,214
Loss on extinguishment of debt	—	26,486,179	—	26,486,179
Other income, net	—	(8,794,596)	—	(8,794,596)
Total other expense (income)	58,394,516	87,241,797	(58,394,516)	87,241,797

(Loss) income before income tax (benefit) provision	(58,394,516)	(74,635,628)	58,394,516	(74,635,628)

Income tax (benefit) provision	—	(16,241,112)	—	(16,241,112)

Net (loss) income	$(58,394,516)	$(58,394,516)	$58,394,516	$(58,394,516)
Other comprehensive income:
Foreign currency translation adjustment	—	(5,820,312)	—	(5,820,312)
Change in interest rate swap valuation, net of taxes	—	—	—	—
Total comprehensive (loss) income	$(58,394,516)	$(64,214,828)	$58,394,516	$(64,214,828)

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2018

	Successor
		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(58,394,516)	$(58,394,516)	$58,394,516	$(58,394,516)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	103,346,438	—	103,346,438
Loss on extinguishment of debt	—	26,486,179	—	26,486,179
Deferred financing cost amortization	—	9,167,979	—	9,167,979
Accretion expense	—	396,374	—	396,374
Write-downs of installation and service parts and (gain) loss on disposal of assets	—	6,230	—	6,230
Installation and service parts expense	—	1,238,512	—	1,238,512
Bad debt expense	—	6,024,939	—	6,024,939
Deferred income taxes	—	(24,434,693)	—	(24,434,693)
Loss on equity investment	58,394,516	—	(58,394,516)	—
Stock-based compensation	—	2,271,874	—	2,271,874
Changes in operating assets and liabilities:
Accounts receivable, net	—	(23,721,307)	—	(23,721,307)
Unbilled receivables	—	(6,123,612)	—	(6,123,612)
Due from affiliates	—	169,258,843	(169,258,843)
Prepaid expense and other current assets	—	2,959,758	—	2,959,758
Other assets	—	(845,281)	—	(845,281)
Accounts payable and accrued liabilities	—	7,125,305	—	7,125,305
Due to affiliates	(169,258,843)		169,258,843	—
Other Liabilities	—	512,648	—	512,648
Net cash provided by operating activities	(169,258,843)	215,275,670	—	46,016,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash and restricted cash acquired	—	(536,698,777)	—	(536,698,777)
Purchases of installation and service parts and property and equipment	—	(26,576,364)	—	(26,576,364)
Cash proceeds from the sale of assets and insurance recoveries	—	418,238	—	418,238
Net cash provided by (used in) investing activities	—	(562,856,903)	—	(562,856,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Sucessor borrowings on revolver	—	468,306	—	468,306
Successor repayment on revolver	—	(468,306)	—	(468,306)
Successor borrowings of long-term debt	—	1,103,800,000	—	1,103,800,000
Successor repayment of long-term debt	—	(654,850,879)	—	(654,850,879)
Successor payment of debt issuance costs	—	(31,752,670)	—	(31,752,670)
Payment of debt extinguishment costs	—	(12,186,961)	—	(12,186,961)
Payment of underwriting and transaction costs	(24,023,524)	—	—	(24,023,524)
Capitalization from Merger with Gores Holdings II	803,293,629	—	—	803,293,629
Capital contribution from Greenlight	169,258,843			169,258,843
Successor distribution to selling shareholders	(779,270,105)	—	—	(779,270,105)
Net cash provided by (used in) by financing activities	169,258,843	405,009,490	—	574,268,333

Effect of exchange rate changes on cash and cash equivalents	—	(856,487)	—	(856,487)

Net increase in cash, cash equivalents and restricted cash	—	56,571,770	—	56,571,770
Cash, cash equivalents and restricted cash - beginning of period	—	10,509,610	—	10,509,610
Cash, cash equivalents and restricted cash - end of period	$—	$67,081,380	$—	$67,081,380

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2018

	Successor
		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$60,440,916	$—	$60,440,916
Income taxes paid (refunded), net	—	761,597	—	761,597
Supplemental non-cash investing and financing activities:
Non-cash additions (reductions) to ARO, property and equipment, and other	—	147,240	—	147,240
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year end	—	3,179,035	—	3,179,035
Tax receivable agreement established in merger recorded in equity	—	69,996,334	—	—
Capital contribution received in Parent Common Stock and subsequently exchanged in acquisition of business	—	117,555,632	—	117,555,632

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for designing, implementing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a- 15(f) and 15d-15(f) under the Exchange Act. Our management, including the Chief Executive Officer and Chief Financial Officer, recognizes that our disclosure controls or our internal control over financial reporting cannot prevent or detect all possible instances of errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time.

As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combination on October 17, 2018. Prior to the Business Combination, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. The design and implementation of internal control over our financial reporting post-Business Combination has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2018. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.

Changes in Internal Control Over Financing Reporting

During the fourth quarter ended December 31, 2018, we completed the Business Combination and were engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combination.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act, for “emerging growth companies” due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2019 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
•	Schedule II – Consolidated Valuation and Qualifying Accounts

Schedules not listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K.

3.	Exhibits.

The exhibits listed below are filed as part of this Annual Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
10.1	Promissory Note, dated August 19, 2016, issued to Gores Sponsor II LLC.	S-1	333-21503	10.1	Dec. 9, 2016
10.2	Investment Management Trust Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as trustee.	8-K	001-37979	10.1	Jan. 19, 2017
10.3	Sponsor Warrants Purchase Agreement effective as of January 12, 2017, between the Registrant and Gores Sponsor II LLC.	8-K	001-37979	10.3	Jan. 19, 2017
10.4	Administrative Services Agreement, dated January 12, 2017, between the Registrant and The Gores Group, LLC.	8-K	001-37979	10.4	Jan. 19, 2017

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.5	Letter Agreement, dated January 12, 2017, among the Registrant, its officers and directors and Gores Sponsor II LLC.	8-K	001-37979	10.2	Jan. 19, 2017
10.6	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016
10.7	Securities Subscription Agreement, dated August 19, 2016, between the Registrant and Gores Sponsor II LLC.	S-1	333-21503	10.5	Dec. 9, 2016
10.8	Form of Subscription Agreement.	8-K	001-37979	10.1	June 21, 2018
10.9	Form of Tax Receivable Agreement.	8-K	001-37979	10.2	June 21, 2018
10.10	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018
10.11	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018
10.12	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018
10.13	Revolving Credit Agreement dated as of March 1, 2018 among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018
10.14	First Lien Term Loan Credit Agreement dated as of March 1, 2018 among Greenlight Acquisition Corporation, ATS Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.6	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.15	Amendment No. 1 to Revolving Credit Agreement dated as of July 24, 2018 among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018
10.16	Amendment No. 1 to First Lien Term Loan Credit Agreement dated as of July 24, 2018 among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.8	Oct. 22, 2018
10.17#	Employee Offer Letter by and between American Traffic Solutions, Inc. and David Roberts, dated June 27, 2014.	8-K	001-37979	10.9	Oct. 22, 2018
10.18#	Offer Letter Revision by and between American Traffic Solutions, Inc. and David Roberts, dated as of December 22, 2014.	8-K	001-37979	10.10	Oct. 22, 2018
10.19#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated May 15, 2015.	8-K	001-37979	10.11	Oct. 22, 2018
10.20#	Offer Letter Revision by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated as of June 1, 2015.	8-K	001-37979	10.12	Oct. 22, 2018
10.21#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Vincent Brigidi, dated September 30, 2014.	8-K	001-37979	10.13	Oct. 22, 2018
10.22#	Revisions to Employment Terms by and between American Traffic Solutions, Inc. and Vincent Brigidi, dated as of February 29, 2016.	8-K	001-37979	10.14	Oct. 22, 2018
10.23#	2017 Leadership Bonus Plan.	8-K	001-37979	10.15	Oct. 22, 2018
10.24#	2018 Annual Incentive Bonus Plan.	8-K	001-37979	10.16	Oct. 22, 2018
10.25#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.26#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018
10.27#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018
10.28#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018
10.29#	Verra Mobility Corporation Annual Incentive Bonus Plan.	8-K	001-37979	10.1	March 5, 2019
10.30#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature pages herein).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase document.					X

#    Management contract or compensatory plan or arrangement.

*   This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERRA MOBILITY CORPORATION

Date: March 18, 2019	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints David M. Roberts and Patricia D. Chiodo, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	March 18, 2019
David Roberts	(Principal Executive Officer)

/s/ Patricia D. Chiodo	Chief Financial Officer)	March 18, 2019
Patricia D. Chiodo	(Principal Financial and Accounting Officer

/s/ Randall Bort	Director	March 18, 2019
Randall Bort

/s/ Jacob Kotzubei	Director	March 18, 2019
Jacob Kotzubei

/s/ Bryan Kelln	Director	March 18, 2019
Bryan Kelln

/s/ Jeffrey Rea	Director	March 18, 2019
Jeffrey Rea

/s/ Jay L. Geldmacher	Director	March 18, 2019
Jay L. Geldmacher

/s/ John Rexford	Director	March 18, 2019
John Rexford

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Year Ended December 31, 2018, the Seven Months Ended December 31, 2017, the Five Months Ended May 31, 2017 and the Year Ended December 31, 2016

	Balance at Beginning of	Charged/Credited to Net	Charged to Other	Charges Utilized/	Balance at End of
($ in thousands)	Period	Income	Account	Write-offs	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2018	$5,497	$6,025	$—	$(5,301)	$6,221
Seven Months Ended December 31, 2017 (Successor)	7,158	3,776	—	(5,437)	5,497
Five Months Ended May 31, 2017 (Predecessor)	6,431	2,182	—	(1,455)	7,158
Year Ended December 31, 2016	5,944	7,882	—	(7,395)	6,431

Allowance for Inventory Obsolescence
Year Ended December 31, 2018	$921	$639	$—	$(553)	$1,007
Seven Months Ended December 31, 2017 (Successor)	786	135	—	—	921
Five Months Ended May 31, 2017 (Predecessor)	840	—	—	(54)	786
Year Ended December 31, 2016	1,680	828	—	(1,668)	840

Tax Valuation Allowance
Year Ended December 31, 2018	$105	$2,149	$—	$—	$2,254
Seven Months Ended December 31, 2017 (Successor)	86	19	—	—	105
Five Months Ended May 31, 2017 (Predecessor)	86		—	—	86
Year Ended December 31, 2016	140	(54)	—	—	86