Form 10-K/A
period 2018-12-31
VERRA MOBILITY Corp
filed 2019-04-30
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 19, 2019, the Registrant had 156,056,642 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Verra Mobility Corporation (“Verra Mobility,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019 (the “Original Filing”), as follows:

▪

Items 10, 11, 12, 13, and 14. To include the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in our Form 10‑K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because we will not file a definitive proxy statement containing that information within 120 days after the end of the fiscal year covered by our Original Filing.

▪

Item 15. To attach the offer letter between Jonathan Routledge and Highway Toll Administration LLC which controlled the terms of Mr. Routledge’s employment with us during the fiscal year ended December 31, 2018. We determined that Mr. Routledge was a named executive officer in fiscal 2018 in connection with preparing the information to include in Items 10, 11, 12, 13 and 14 as amended.

This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of our Original Filing and the exhibit index set forth in Part IV of our Original Filing and includes certain exhibits as noted thereon. The cover page of our Original Filing is also amended to delete the reference to the incorporation by reference to our definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in the Original Filing.

i

VERRA MOBILITY CORPORATION

AMENDMENT NO. 1 ON FORM 10-K/A

For the Fiscal Year Ended December 31, 2018

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is the name, age, position and a description of the business experience of each of our executive officers and each of our directors as of April 19, 2019:

Name	Age	Position
Jacob Kotzubei	50	Chairman of the Board of Directors
David Roberts	48	Director, President and Chief Executive Officer
Randall Bort	54	Director
Jeffrey Rea	54	Director
Jay Geldmacher	63	Director
John Rexford	62	Director
Bryan Kelln	53	Director
Patricia Chiodo	53	Chief Financial Officer
Rebecca Collins	49	General Counsel
Vincent Brigidi	42	Executive Vice President, Commercial Services

There are no family relationships among any of the directors or executive officers.

Background of Directors and Executive Officers

Jacob Kotzubei has served as a member of our Board since the consummation of the Business. Mr. Kotzubei is a partner at Platinum Equity and currently serves as a member of their investment committee. He also serves as an officer and director of various portfolio companies of Platinum Equity. Mr. Kotzubei is currently a director of Key Energy Services, Inc. (NYSE: KEG), KEMET Corporation (NYSE: KEM) and Ryerson Holding Corporation (NYSE: RYI). Prior to joining Platinum Equity in 2002, Mr. Kotzubei worked for Goldman Sachs’ Investment Banking Division and as a mergers and acquisitions attorney at Sullivan & Cromwell LLP in New York City. Mr. Kotzubei holds a bachelor’s degree from Wesleyan University and a J.D. from Columbia University School of Law. Mr. Kotzubei’s experience in executive management oversight, private equity, capital markets and transactional matters has led our Board to conclude that he has the expertise necessary to serve as a member of our Board.

David Roberts has served as a member of our Board since the consummation of the Business Combination. Mr. Roberts is the President and Chief Executive Officer of Verra Mobility and served in the same capacity at ATS Consolidated, Inc. since August 2014. Prior to joining Verra Mobility, Mr. Roberts served as President and Chief Executive Officer of BillingTree, a multi-channel electronic payment platform, and President and Chief Executive Officer of Equity Methods, an employee stock option valuation software and services company that was later sold to Bank of America Merrill Lynch. Mr. Roberts currently serves as an advisor for the Arizona Feed My Starving Children Leadership Committee and previously served as an adjunct professor at the W.P. Carey Graduate School of Business at Arizona State University. Mr. Roberts holds a bachelor’s degree in business administration from the Hankamer School of Business at Baylor University and an M.B.A. from the University of Chicago Booth School of Business with concentrations in Finance and Strategy. Mr. Roberts provides our Board with knowledge of the daily affairs of the Company, expertise in the consumer products industry and extensive experience in corporate leadership.

Randall Bort has served as a member of our Board since January 12, 2017. Mr. Bort is a co-founder of SandTree Holdings, LLC, a private commercial real estate investment firm. Mr. Bort currently serves as a director of Gores Holdings III, Inc. (Nasdaq: GRSH) and Gores Metropoulos, Inc. (Nasdaq: GMHIU). Mr. Bort also served as a director of Gores Holdings, Inc. from August 2015 until the completion of its acquisition of Hostess Brands, LLC in November 2016. Mr. Bort previously served as an investment banker at Drexel Burnham Lambert, BT Securities, Donaldson, Lufkin & Jenrette, Credit Suisse First Boston, The Mercanti Group and Imperial Capital. Mr. Bort is also a member of the board of trustees of Children’s Bureau, a non-profit organization based in Los Angeles focused on foster care and the prevention of child abuse. Mr. Bort holds a bachelor’s degree in economics and mathematics from Claremont McKenna College and an M.B.A. from The Wharton School at the University of Pennsylvania with concentrations in finance and entrepreneurial management. Mr. Bort’s significant investing and financial expertise makes him well qualified to serve as a member of our Board.

Jeffrey Rea has served as a member of our Board since January 12, 2017. Mr. Rea currently serves a director of Gores Holdings III, Inc. (Nasdaq: GRSH) and BMC Stock Holdings, Inc. (Nasdaq: BMCH). Mr. Rea also served as a director of Gores Holdings, Inc. from March 2016 until the completion of its acquisition of Hostess Brands, LLC in November 2016. Mr. Rea also previously served as President, Chief Executive Officer and director of Stock Building Supply Holdings, Inc. from November 2010 to December 2015, at which time the company was merged with Building Materials Holding Corporation to create BMC Stock Holdings, Inc. Prior to that, Mr. Rea served as President of the specialty products group at TE Connectivity Ltd. (NYSE: TEL) from 2008 to 2010. Mr. Rea holds a bachelor’s degree in mechanical engineering from the Rose-Hulman Institute of Technology. Mr. Rea’s significant investing and management experience makes him well qualified to serve as a member of our Board.

Jay Geldmacher has served as a member of our Board since the consummation of the Business Combination. Mr. Geldmacher currently serves as director, compensation committee member and finance committee member of Seagate Technology PLC (Nasdaq: STX). Mr. Geldmacher also serves as an Executive Advisory Council member of Vertiv Co., formerly known as Emerson Network Power (“Emerson”), and as President and Chief Executive Officer of Artesyn Embedded Technologies, Inc., formerly the Embedded Computing & Power Group of Emerson. Mr. Geldmacher also served as a director of Owens-Illinois Inc. (NYSE: OI) from 2008 to 2015. Mr. Geldmacher holds a bachelor’s degree from the University of Arizona and an M.B.A. from the University of Chicago. Mr. Geldmacher’s significant technological and operational expertise experience makes him well qualified to serve as a member of our Board.

John Rexford has served as a member of our Board since the consummation of the Business Combination. Mr. Rexford is the Managing Director of Ramona Park Consulting LLC, which he founded in 2016. Mr. Rexford also serves as director, audit committee chairman, and compensation committee member of Exela Technologies (NASDAQ CM: XELA). Mr. Rexford has over 36 years of finance experience that includes serving as Global M&A Head from 2010 to 2015 at Xerox Corporation (NYSE: XRX) and serving in various positions at Affiliated Computer Services, Inc. (which was acquired by Xerox Corporation), including Chief Financial Officer from 2006 to 2007. Mr. Rexford holds a bachelor’s degree in business administration from Southern Methodist University and an M.B.A. from the Cox School of Business at Southern Methodist University. Mr. Rexford’s significant finance experience and financial expertise make him well qualified to serve as a member of our Board.

Bryan Kelln has served as a member of our Board since the consummation of the Business Combination. Mr. Kelln is a partner at Platinum Equity and serves as the President of Portfolio Operations, a group responsible for overseeing the business strategy and operations of Platinum Equity’s portfolio companies. Mr. Kelln also currently serves as a director of Key Energy Services, Inc. (NYSE: KEG). Prior to joining Platinum Equity in 2008, Mr. Kelln held senior operations roles at a number of companies including Nortek, Inc., Jacuzzi, Inc., RockShox, Inc. and General Cable Corporation (NYSE: BGC). Mr. Kelln holds a bachelor’s degree, summa cum laude, from Washington State University and an M.B.A. from the Fisher College of Business at Ohio State University. Mr. Kelln’s extensive operational and strategic planning experience makes him well qualified to serve as a member of our Board.

Patricia Chiodo has served as Verra Mobility’s Chief Financial Officer since the consummation of the Business Combination and served in the same capacity at ATS Consolidated, Inc. since June 2015. Prior to joining Verra Mobility, Ms. Chiodo served as the Co-President and Chief Financial Officer of Origami Owl LLC from September 2013 to April 2015. Ms. Chiodo also served as a director of Acme Lift Company from March 2013 to March 2015. Prior to joining Origami Owl LLC, Ms. Chiodo was a consultant to privately held companies from May 2012 to August 2013, and was the Senior Vice President and Chief Financial Officer for RSC Holdings, Inc. from April 2010 to April 2012. Ms. Chiodo holds a bachelor’s degree in business administration from the University of Arizona.

Rebecca Collins has served as Verra Mobility’s General Counsel since the consummation of the Business Combination and served in the same capacity at ATS Consolidated, Inc. since May 2016. Prior to joining Verra Mobility, Ms. Collins served as General Counsel and Chief Compliance Officer at Contractor Management Services (now known as Openforce) from November 2015 to May 2016, which followed her role as Deputy General Counsel at NJOY, Inc. from August 2013 to October 2015. Prior to working at NJOY, Inc., Ms. Collins served as Senior Associate General Counsel at General Dynamics C4 Systems, where she started in May 2001. Ms. Collins holds a bachelor’s degree from the University of Pennsylvania and a J.D. from the James E. Rogers College of Law at the University of Arizona.

Vincent Brigidi has served as Verra Mobility’s Executive Vice President, Commercial Services, since January 2019, and previously served as its Executive Vice President, Emerging Markets within the Commercial Services Segment, from May 2018 to January 2019. From October 2014 to May 2018, Mr. Brigidi served as ATS Consolidated, Inc.’s Senior Vice President and General Manager of the Fleet Services Business Unit. Prior to joining Verra Mobility, Mr. Brigidi served as President and Chief Operating Officer at The CEI Group, which was then a PPG Industries, Inc. subsidiary, from September 2011 to September 2014. Mr. Brigidi holds a bachelor’s degree in marketing from James Madison University.

Board Composition

Our Board consists of seven members. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of their election until the third annual meeting following their election. Our directors are divided into the three classes as follows:

▪	Class I directors: Randall Bort and Jeffrey Rea, whose terms will expire at the annual meeting of stockholders to be held during 2019;
▪	Class II directors: Jay Geldmacher, John Rexford and David Roberts, whose terms will expire at the annual meeting of stockholders to be held in 2020; and
▪	Class III directors: Bryan Kelln and Jacob Kotzubei, whose terms will expire at the annual meeting of stockholders to be held in 2021.

We are a party to the Investor Rights Agreement with the Platinum Stockholder, pursuant to which the Platinum Stockholder has the right to nominate up to three directors. If one of the of the Platinum Stockholder’s nominees is elected, one of the Platinum Stockholder’s nominees will serve as the Chairman of the board of directors, and the Platinum Stockholder will have the right to appoint one representative to each committee of the board of directors. The Platinum Stockholder’s right to nominate directors is subject to its ownership percentage of the total outstanding shares of our Class A Common Stock. If the Platinum Stockholder holds: (i) 25% or greater of our outstanding Class A Common Stock, it has the right to nominate three directors; (ii) less than 25% but greater than or equal to 15% of our outstanding Class A Common Stock, it has the right to nominate two directors; (iii) less than 15% but greater than or equal to five percent of our outstanding Class A Common Stock, it has the right to nominate one director; and (iv) less than five percent of our outstanding Class A Common Stock, it has no right to nominate any directors.

Prior to the Business Combination, our Board consisted of four directors, including two directors, Alec Gores and William Patton, who resigned their positions upon the closing of the Business Combination, and two directors, Randall Bort and Jeffrey Rea, who continued to serve on our Board as Class I directors following the Business Combination. Pursuant to the Investor Rights Agreement, the Platinum Stockholder designated our Chief Executive Officer, David Roberts, as a Class II director nominee and two representatives of the Platinum Stockholder, Jacob Kotzubei and Bryan Kelln, as Class III director nominees. Our Board additionally nominated Jay Geldmacher and John Rexford as Class II directors. In connection with the Business Combination, all of the aforementioned director nominees were elected to our Board at a special meeting of the stockholders on October 16, 2018.

The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

Corporate Governance

We believe that good corporate governance helps ensure that Verra Mobility is managed for the long-term benefit of our stockholders. We have adopted corporate governance guidelines, which provide a foundation for the governance of Verra Mobility as a whole and describe the principles and practices that the board of directors follows in carrying out its responsibilities. Our corporate governance guidelines address, among other things:

▪	composition, structure and policies of the board of directors and its committees;
▪	determination of director qualifications;
▪	expectations and responsibilities of directors;
▪	management succession planning;
▪	evaluation of performance of the board of directors and each of its committees;
▪	principles of director compensation; and
▪	communications with stockholders and non-management directors.

Our corporate governance guidelines will be reviewed by the nominating and corporate governance committee from time to time to ensure that they effectively promote the best interests of both Verra Mobility and our stockholders and that they comply with applicable laws, regulations and Nasdaq requirements.

Code of Business Ethics and Conduct

We have adopted a code of business ethics and conduct applicable to all of our directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees. Our code of business ethics and conduct is available on our investor relations website (http://ir.verramobility.com/corporate-governance/governance-highlights) in the “Governance Highlights” section. In the event that we amend or waive certain provisions of our code of business ethics and conduct applicable to our principal executive officer, principal financial officer or principal accounting officer that require disclosure under applicable SEC rules, we will disclose the same on our website.

Director Independence

Our Class A Common Stock is listed on Nasdaq. Under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of our Board. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of a company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Compensation committee members must not have a relationship with a company that is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member. Additionally, audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act. To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.

Our Board has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that other than Jacob Kotzubei, Bryan Kelln and David Roberts, none of our directors have any relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that such directors are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. Jacob Kotzubei and Bryan Kelln are not independent because of their affiliations with Platinum Equity and the Platinum Stockholder. David Roberts is not independent given his position as our President and Chief Executive Officer. Accordingly, a majority of our directors are independent, as required under applicable Nasdaq listing rules. In making this determination, our Board broadly considered all relevant facts and circumstances, including information provided by the directors and by us with regard to each director’s business and personal activities as they may relate to us and our management.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee which have the composition and responsibilities described below. Our Board may establish other committees to facilitate the management of our business. Copies of the charters of the audit, compensation and nominating and corporate governance committees are available in the “Governance Highlights” section of our investor relations website (http://ir.verramobility.com/corporate-governance/governance-highlights). Members serve on these committees until their resignation or until otherwise determined by our Board.

Audit Committee

Our audit committee consists of Randall Bort, Jay Geldmacher and John Rexford. Our Board has determined that Randall Bort, Jay Geldmacher and John Rexford are independent under Nasdaq listing standards and Rule 10A-3(b)(1) of the Exchange Act. The chair of our audit committee is John Rexford. Our Board has determined that John Rexford is an “audit committee financial expert” within the meaning of SEC regulations. Our Board has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the board of directors has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of the audit committee is to discharge the responsibilities of our Board with respect to our accounting, financial and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

▪	appointing a registered public accounting firm for the purpose of preparing an audit report or performing other audit, review or attest services for us;
▪	evaluating the independence and performance of the registered public accounting firm;
▪	reviewing and discussing with the independent auditors their annual audit plan, including the timing and scope of audit activities;
▪	reviewing the adequacy and effectiveness of our accounting and internal control policies and procedures on a regular basis;
▪	discussing guidelines and policies governing the process by which our senior management assess and manage our exposure to risk;
▪	establishing and implementing policies relating to related party transactions;
▪

establishing procedures for the receipt, retention and treatment of complaints received by us and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

▪	reviewing our program to monitor compliance with our code of business ethics and conduct; and
▪

reviewing significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect our ability to record, process, summarize and report financial information.

Compensation Committee

Our compensation committee consists of Randall Bort and Jeffrey Rea. The chair of our compensation committee is Jeffrey Rea. Our Board has determined that both members of our compensation committee are independent under Nasdaq listing standards, are “non-employee directors” as defined in Rule 16b-3 promulgated under the Exchange Act and are “outside directors” as that term is defined in Section 162(m) of the Internal Revenue Code of 1986. Our compensation committee may form subcommittees of at least two members for any purpose that the compensation committee deems appropriate and may delegate to such subcommittees such power and authority as the compensation committee deems appropriate except such power or authority that is required by any law, regulation or listing standard to be exercised by the compensation committee as a whole.

The purpose of the compensation committee is to discharge the responsibilities of our Board to oversee our compensation and employee benefit plans and practices. Specific responsibilities of our compensation committee include:

▪	evaluating and determining the compensation of our executive officers;
▪	reviewing and recommending to our Board the compensation of our directors;
▪	reviewing our executive compensation plan and recommending that the board of directors amend these plans if deemed appropriate;
▪

reviewing our general compensation plan and other employee benefit plans, including incentive-compensation and equity-based plans and recommending that the board of directors amend these plans if deemed appropriate;

▪	reviewing and approving any severance or termination arrangements to be made with any of our executive officers; and
▪	reviewing the goals and objectives of our general compensation plans and other employee benefit plans.

Compensation Committee Interlocks and Insider Participation

Our compensation committee is comprised of Randall Bort and Jeffrey Rea, neither of whom is or has been an officer or employee of the Company. None of our executive officers currently serves, or during fiscal 2018 has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our compensation committee or our Board.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jay Geldmacher and John Rexford. The chair of our nominating and corporate governance committee is Jay Geldmacher. Each member of the nominating and corporate governance committee is independent within the meaning of applicable listing standards, is a non-employee director and is free from any relationship that would interfere with the exercise of his independent judgment, as determined by the board of directors in accordance with the applicable Nasdaq listing standards.

The purpose of the nominating and corporate governance committee includes identifying and recommending to the board of directors the director nominees for the next annual meeting and developing and recommending the corporate governance guidelines and policies to the board of directors. Specific responsibilities of the nominating and corporate governance committee include:

▪	establishing criteria for the selection of new directors to serve on the board of directors;
▪	identifying and evaluating candidates for nomination on the board of directors;
▪	recommending the membership composition of the committees of the board of directors;
▪	recommending changes regarding corporate governance matters including changes to our certificate of incorporation and bylaws;
▪	reviewing compliance with Nasdaq’s corporate governance listing requirements;
▪	reviewing and reassessing the adequacy of our code of business ethics and conduct; and
▪	overseeing annual evaluations of the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Class A Common Stock and our other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018, our officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

Item 11. Executive Compensation

Executive Compensation

Our named executive officers, consisting of our principal executive officer and the next two most highly compensated executive officers as of December 31, 2018, were:

▪	David Roberts, President and Chief Executive Officer;
▪	Patricia Chiodo, Chief Financial Officer; and
▪	Jonathan Routledge, former Executive Vice President, Commercial Fleet Services, whose employment with us terminated on January 4, 2019.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our named executive officers during fiscal 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Equity Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
David Roberts	2018	415,384	12,009,003	519,230	7,317,709	20,261,326
President and Chief Executive Officer	2017	400,000	—	460,000	3,692,424	4,552,424
Patricia Chiodo	2018	363,174	5,891,121	204,285	3,595,269	10,053,849
Chief Financial Officer	2017	355,250	—	204,269	1,397,094	1,956,613
Jonathan Routledge(1)	2018	272,019	2,820,850	108,807	2,855,450	6,057,126
Former Executive Vice President, Commercial Fleet Services	2017	—	—	—	—	—

(1)

Mr. Routledge’s 2018 salary includes wages paid from March 1, 2018, the date of the closing of the HTA acquisition, and December 31, 2018. Mr. Routledge’s employment with us terminated on January 4, 2019. He will receive aggregate cash payments of $344,999 during fiscal year 2019 in connection with his separation of employment, subject to his continuing compliance with the terms of his separation agreement. See the section entitled “Termination Benefits.”

(2)

Represents the grant date fair market value of restricted stock units (“RSUs”) granted under the Verra Mobility Corporation 2018 Equity Incentive Plan pursuant to the terms of the Merger Agreement on October 23, 2018, which vest over four years in equal annual installments. All of Mr. Routledge’s unvested RSUs were forfeited upon the termination of his employment on January 4, 2019. See the section entitled “Equity Award Inducement Grants.” These amounts reflect the grant date fair value of the awards, and do not correspond to the actual value that will be realized by the named executive officer. See the notes to our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for a discussion of all assumptions made by us in determining the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 values of our equity awards.

(3)

Non-equity incentive plan compensation was earned for fiscal year 2017 under the 2017 ATS Leadership Bonus Plan and was paid in the first quarter of fiscal 2018. Non-equity incentive plan compensation was earned for fiscal 2018 under the 2018 Verra Mobility Annual Incentive Bonus Plan and was paid in the first quarter of fiscal 2019.

(4)	The following table discloses each item included in the “All Other Compensation” column.

Name and Principal Position	Year	SAR Payments ($)(a)	Transaction Bonuses ($)(b)	Company Safe- Harbor Contributions to 401(k) Plan ($)	Total ($)
David Roberts	2018	—	7,306,909	10,800	7,317,709
President and Chief Executive Officer	2017	3,181,624	500,000	10,800	3,692,424
Patricia Chiodo	2018	—	3,584,469	10,800	3,595,269
Chief Financial Officer	2017	1,136,294	250,000	10,800	1,397,094
Jonathan Routledge	2018	—	2,837,349	18,101	2,855,450
Former Executive Vice President, Commercial Fleet Services	2017	—	—	—	—

(a)

The amounts in this column represent the cash payments that Mr. Roberts and Ms. Chiodo received for the stock appreciation rights granted to them under the ATS 2016 Equity Incentive Plan. These amounts were paid in fiscal 2017 in connection with the acquisition of ATS by private equity vehicles sponsored by Platinum Equity.

(b)

The 2017 amounts in this column represent a transaction bonus paid to Mr. Roberts and Ms. Chiodo in fiscal 2017 in connection with the acquisition of ATS by private equity vehicles sponsored by Platinum Equity. The 2018 amounts in this column paid to each of Mr. Roberts and Ms. Chiodo represent lump-sum payments made to each of them pursuant to performance unit termination agreements entered into in connection with the Business Combination. See the section entitled “Greenlight Holding Corporation 2018 Participation Plan.” The 2018 amount in this column paid to Mr. Routledge represents a $1,120,998 transaction bonus paid in connection with our acquisition of HTA, and a $1,716,351 lump-sum payment pursuant to a performance unit termination agreement entered into in connection with the Business Combination.

Narrative Disclosure to the Summary Compensation Table

The following is a brief description of the compensation arrangements we have with each of our named executive officers and other compensation paid to our named executive officers. As described more fully below under “Greenlight Holding Corporation 2018 Participation Plan” and “Equity Award Inducement Grants,” respectively, our named executive officers received certain lump-sum cash payments and time-vested equity awards during 2018 in connection with the Business Combination. The cash payments were made in connection with agreements our named executive officers entered into to terminate performance units each of them held under a prior participation plan that was terminated immediately prior to the Business Combination closing. The equity awards were made pursuant to the Merger Agreement, which required us, promptly following the closing of the Business Combination, to grant awards of RSUs equal to an aggregate of approximately three percent of our outstanding capital stock as of closing to certain individuals who entered into the termination agreements referenced above. The RSUs were granted as a material inducement such individuals to continue their employment with us following the Business Combination.

Base Salary

Base salary is a fixed element within a total compensation package intended to attract and retain the talent necessary to successfully manage our business and execute our business strategies. Base salary for our named executive officers is established based on the scope of their responsibilities, taking into account relevant experience, internal pay equity, tenure and other factors deemed relevant.

Leadership Bonus Plan

During 2017, we sponsored the Verra Mobility Leadership Bonus Plan (the “2017 Bonus Plan”) for employees who were active, full-time salaried employees of Verra Mobility and who were classified as members of management. Participants in the 2017 Bonus Plan, which included Mr. Roberts and Ms. Chiodo, were eligible to receive cash bonus payments based on Company performance. For fiscal year 2017, the bonus targets and maximums for Mr. Roberts and Ms. Chiodo were established as a percentage of base salary as follows:

▪	David Roberts – Target of 100% and Maximum of 200% of Target
▪	Patricia Chiodo – Target of 50% and Maximum of 200% of Target

Payment of annual bonuses to the plan participants was based on achievement of the EBIT performance target for the plan year, as determined by our Chief Financial Officer and approved by our Chief Executive Officer. The bonuses earned by Mr. Roberts and Ms. Chiodo for fiscal year 2017 were based on a consolidated EBIT performance target of $65,951,120.

A participant was entitled to payment under the 2017 Bonus Plan only if the actual level of performance for the plan year equaled or exceeded 80% of the EBIT target. If this threshold was met, the actual payment was based on performance against the EBIT target. Bonus payments could be made based on achievement of up to 120% for the EBIT performance metric, in which case the participant could receive up to 200% of his or her target bonus. To receive a bonus payment, a participant must have been employed by us on the date on which we actually paid bonuses under the 2017 Bonus Plan.

Verra Mobility’s consolidated EBIT performance for fiscal year 2017 was $68,489,454, which correlated to approximately 104% against the EBIT target. Based on this performance, bonus payments to Mr. Roberts and Ms. Chiodo for fiscal year 2017 were as follows:

▪	David Roberts – $460,000
▪	Patricia Chiodo – $204,269

During 2018, we sponsored the 2018 Verra Mobility Annual Incentive Bonus Plan (the “2018 Bonus Plan”) for employees who were active, full-time, salaried employees of Verra Mobility and who were approved for participation by our Chief People Officer and Chief Executive Officer. Participants in the 2018 Bonus Plan, which included our named executive officers, were eligible to receive cash bonus payments based on Company and individual performance. For 2018, the bonus targets for the named executive officers were established as a percentage of base salary as follows:

▪	David Roberts – Target of 100% and Maximum of 150% of Target
▪	Patricia Chiodo – Target of 50% and Maximum of 150% of Target
▪	Jonathan Routledge – Target of 40% and Maximum of 150% of Target

Payment of annual bonuses to the named executive officers was based on individual performance achievement of the adjusted EBITDA target for the plan year, as determined by our Chief Financial Officer and approved by our Chief Executive Officer, which was $197,000,000 for 2018. The bonus earned by Mr. Routledge for fiscal year 2018 was prorated for ten months of service to Verra Mobility during 2018 (beginning with our acquisition of HTA in March 2018).

A participant was entitled to payment under the 2018 Bonus Plan only if the actual level of performance for the plan year equaled or exceeded 85% of the adjusted EBITDA target. If this threshold was met, the actual payment was based on performance against the adjusted EBITDA target. Bonus payments could be made based on achievement of up to 120% for the adjusted EBITDA performance metric, in which case the participant could receive up to 150% of his or her target bonus. To receive a bonus payment, in the absence of a separate agreement to the contrary, a participant must have been employed by us on the last day of the plan year and on the date on which we actually paid bonuses under the 2018 Bonus Plan.

Our consolidated adjusted EBITDA performance for fiscal year 2018 was approximately $197,610,000, which correlated to approximately 100% against the consolidated adjusted EBITDA target. Based on this performance and individual performance as determined pursuant to the 2018 Bonus Plan, bonus payments to our named executive officers were as follows:

▪	David Roberts – $519,230
▪	Patricia Chiodo – $204,285
▪	Jonathan Routledge – $108,807 (prorated for ten months of service)

Greenlight Holding Corporation 2018 Participation Plan

Mr. Roberts and Ms. Chiodo were granted performance units in 2018 under the Greenlight Holding Corporation 2018 Participation Plan (the “Participation Plan”). These units were granted upon the termination of similar performance units previously granted in 2017. The performance units represented the right to receive a payment upon the occurrence of a “Qualifying Event” (as defined in the Participation Plan) either in the form of a cash payment or a payment in securities, depending on the type of consideration paid in connection with the Qualifying Event. In connection with the Merger Agreement, Greenlight Holding Corporation agreed to terminate the Participation Plan effective immediately prior to the closing of the Business Combination. Participants in this plan, including Mr. Roberts and Ms. Chiodo, entered into termination agreements pursuant to which they received a lump-sum payment after the closing of the Business Combination in exchange for a release of claims in favor of Greenlight Holding Corporation and its affiliates. Pursuant to their respective termination letters, Mr. Roberts received a lump-sum payment of $7,306,909, and Ms. Chiodo received a lump-sum payment of $3,584,469.

Verra Mobility Corporation 2018 Equity Incentive Plan

The Verra Mobility 2018 Equity Incentive Plan (the “2018 Equity Plan”) was approved by our stockholders on October 17, 2018, after being adopted by our Board of Directors on July 10, 2018, subject to stockholder approval. Awards made under the 2018 Equity Plan allow us to attract new key employees, to continue to retain existing key employees, directors and other service providers for our and our stockholders’ long-term benefit and to align the interests of our employees, directors and other service providers with the interests of our stockholders. The 2018 Equity Plan authorizes the compensation committee to provide incentive compensation in the form of stock options, restricted stock and stock units, performance shares and units, other stock-based awards and cash-based awards. The maximum aggregate number of shares authorized for issuance under the 2018 Equity Plan is 10,864,000, and such shares shall consist of authorized but unissued or reacquired shares or any combination thereof.

RSUs granted under the 2018 Equity Plan represent rights to receive shares of our Class A Common Stock at a future date determined in accordance with the participant’s award agreement. No monetary payment is required for receipt of RSUs or the shares issued in settlement of the award, the consideration for which is furnished in the form of the participant’s services to the Company. RSUs may not be transferred by the participant. Participants have no voting rights or rights to receive cash dividends with respect to RSUs until shares of stock are issued in settlement of such awards. Unless otherwise provided by the compensation committee, a participant will forfeit any RSUs which have not vested prior to the participant’s termination of service.

Equity Award Inducement Grants

The Merger Agreement required us, promptly following the closing of the Business Combination, to grant awards of RSUs equal to an aggregate of approximately three percent of our outstanding capital stock as of closing to certain individuals who entered into termination agreements relating to their performance units granted under the Participation Plan. These awards of RSUs were granted as a material inducement to the employees entering into employment with us and vest ratably over four years (subject to continued employment). On October 23, 2018, we granted RSUs that vest ratably over four years to our named executive officers in the following amounts:

▪	Mr. Roberts – 1,185,489 RSUs;
▪	Ms. Chiodo – 581,552 RSUs; and
▪	Mr. Routledge – 278,465 RSUs.

All of Mr. Routledge’s RSUs were forfeited upon termination of his employment with us on January 4, 2019. See “Outstanding Equity Awards as of December 31, 2018” below.

Employment, Severance and Change in Control Agreements

We have provided offer letters to Mr. Roberts and Ms. Chiodo. The offer letters generally provide for at-will employment and set forth the executive officer’s initial base salary and target bonus. Pursuant to the offer letters, Mr. Roberts and Ms. Chiodo are eligible for termination benefits, which provide for certain employee benefits upon a qualifying termination of employment. In addition, Mr. Roberts and Ms. Chiodo have each executed our standard proprietary information and inventions agreement. The terms of Mr. Routledge’s employment with us were governed by his offer letter from HTA, which we acquired in March 2018, such terms of employment are described below. Mr. Routledge also executed a proprietary information and inventions agreement with HTA, the terms of which continued to apply after our acquisition of HTA. Upon the termination of his employment with us on January 4, 2019, we entered into a separation agreement with Mr. Routledge that provided certain severance benefits, as described below under “Termination Benefits.” See “Outstanding Equity Awards as of December 31, 2018” below for a presentation of equity awards held by our named executive officers.

David Roberts

Under the terms of his offer letter, dated June 27, 2014 and subsequently amended on December 22, 2014, Mr. Roberts is entitled to receive an annual base salary of $400,000. He is also eligible to participate in our cash-based bonus plan and receive a cash bonus payment equal to a target level of 100% of his base salary based upon our financial achievement and his performance. The offer letter further provides that Mr. Roberts is eligible to participate in our health and welfare benefit plans and retirement plan. Mr. Roberts’ offer letter provides for severance payments upon his termination of employment, as summarized below under “Termination Benefits.”

Patricia Chiodo

Under the terms of her offer letter, dated May 13, 2015 and subsequently amended on June 1, 2015, Ms. Chiodo is entitled to receive an annual base salary of $350,000. She is also eligible to participate in our cash-based bonus plan and receive a cash bonus payment equal to a target level of 50% of her base salary based upon our financial achievement and her performance. The offer letter further provides that Ms. Chiodo is eligible to participate in our health and welfare benefit plans and retirement plan. Ms. Chiodo’s offer letter provides for severance payments upon her termination of employment, as summarized below under “Termination Benefits.”

Jonathan Routledge

Under the terms of his offer letter from HTA, dated January 27, 2016, the terms of which continued to govern his employment with us after our acquisition of HTA, Mr. Routledge was entitled to receive an annual base salary of $230,000. He was also eligible to participate in our health and welfare benefit plans and retirement plan. Upon the termination of Mr. Routledge’s employment with us on January 4, 2019, we entered into a separation and release agreement with Mr. Routledge (approved by the compensation committee), the terms of which are summarized below under “Termination Benefits.”

Retirement Benefits

Other than benefits under our 401(k) plan, we have not provided our named executive officers with any retirement benefits.

Termination Benefits

David Roberts

Pursuant to the terms of his offer letter, Mr. Roberts is eligible to receive continuing payments of his base salary and the cost of his medical benefits for a period of 24 months following a termination of his employment by Verra Mobility for reasons other than cause. Additionally, in the event of Mr. Roberts’ resignation for “Good Reason,” he would be eligible to receive the same payments and benefits for a period of 24 months or until Mr. Roberts finds alternate employment (whichever occurs first). Such severance payments and benefits are subject to Mr. Roberts’ execution of a release in our favor and compliance with non-disparagement and cooperation covenants. For the purposes of Mr. Roberts’ offer letter, “Good Reason” is defined as a change in authority, duties, responsibilities, reporting lines or other action by us resulting in a diminution of, or a material alteration to, Mr. Roberts’ position.

Patricia Chiodo

Pursuant to the terms of her offer letter, Ms. Chiodo is eligible to receive continuing payments of her base salary and the cost of her medical benefits for a period of 12 months following a termination of her employment by Verra Mobility for reasons other than cause. Additionally, in the event of Ms. Chiodo’s resignation for “Good Reason,” she would be eligible to receive the same payments and benefits for a period of 12 months or until Ms. Chiodo finds alternate employment (whichever occurs first). Such severance payments and benefits are subject to Ms. Chiodo’s execution of a release in our favor, and compliance with non-disparagement and cooperation covenants. For the purposes of Ms. Chiodo’s offer letter, “Good Reason” is defined as a change in authority, duties, responsibilities, reporting lines or other action by us resulting in a diminution of, or a material alteration to, Ms. Chiodo’s position.

Jonathan Routledge

Upon the termination of Mr. Routledge’s employment with us on January 4, 2019, we entered into a separation and release agreement with him (the “Separation Agreement”), under which we agreed to continue payments of Mr. Routledge’s base salary for a period of 12 months following his termination date and the cost of his and his eligible dependents’ medical benefits for a period of up to six months following his termination date. The payment of Mr. Routledge’s salary continuation will end on the earlier of (a) Mr. Routledge’s breach of any of his obligations under the Separation Agreement or (b) the end of the 12-month period following the commencement of the salary continuation. The payment of Mr. Routledge’s medical benefits will end on the earlier of (a) the date Mr. Routledge becomes eligible through subsequent employment to participate in a group healthcare plan, (b) Mr. Routledge’s breach of any of his obligations under the Separation Agreement or (c) the end of the six-month period following termination of his employment. Under the Separation Agreement, we also agreed to pay Mr. Routledge his cash bonus earned during 2018, calculated pursuant to the terms of the 2018 Bonus Plan and then prorated to include only his ten months of service to Verra Mobility following our acquisition of HTA, such payment to occur on the date such bonuses are paid to other participants in the 2018 Bonus Plan. The Separation Agreement conditions all payments made thereunder on, among other things, Mr. Routledge’s full release of any and all claims against us, his compliance with non-disparagement and cooperation covenants, and his compliance with his post-employment restrictions regarding our customers, competitors and employees as contained in the confidentiality agreement he executed with HTA on April 25, 2016. The confidentiality agreement prohibits Mr. Routledge from, for a period of one year from the date of his termination, (1) owning or working for any of our competitors within the United States, and (2) soliciting any of our employees or customers.

Outstanding Equity Awards as of December 31, 2018

The following table presents information regarding outstanding equity awards held by our named executive officers as of December 31, 2018. All awards were granted under our 2018 Equity Incentive Plan.

	Equity Awards
Name	Grant Date	Vesting Commencement Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
David Roberts	10/23/2018	10/23/2019	1,185,489	11,570,373
Patricia Chiodo	10/23/2018	10/23/2019	581,552	5,675,948
Jonathan Routledge(3)	10/23/2018	10/23/2019	278,465	2,717,818

(1)

Each RSU represents a contingent right to receive one share of our Class A Common Stock. The RSUs vest in four equal annual installments beginning on October 23, 2019. Vested shares will be delivered on each settlement date.

(2)	The aggregate dollar value of the RSUs is based on $9.76 per unit, the fair market value of our Class A Common Stock on December 31, 2018.
(3)	All of Mr. Routledge’s unvested RSUs were forfeited upon termination of his employment on January 4, 2019.

Non-Employee Director Compensation Table

We compensate our non-employee directors with a combination of cash and equity in the form of RSUs. David Roberts, our President and Chief Executive Officer, also serves as a director, and we compensate Mr. Roberts solely for serving as our President and Chief Executive Officer (see “Executive Compensation” above) and do not provide additional compensation for his service as a director. The following table describes our annual compensation arrangements with our non-employee directors.

Cash(1)
Board member fee	$60,000
Committee chair fees(2)
Audit Committee	$20,000
Compensation Committee	$15,000
Nominating and Corporate Governance Committee	$10,000
Committee member fees
Audit Committee	$10,000
Compensation Committee	$7,500
Nominating and Corporate Governance Committee	$4,000
Equity
Director restricted stock unit grant(3)	$90,000

(1)	Amounts reflected in this table are annual amounts; payments are made on a quarterly basis.
(2)	Committee chairs do not receive an additional fee for being a member of the committee they chair.
(3)

The equity award has a grant date fair value of approximately $90,000 and vests in full on the earlier of (a) the date immediately preceding the date of the next annual stockholder meeting following the grant or (b) one year from the grant date.

The following table provides information for all compensation awarded to, earned by or paid to each person who served as a non-employee director in the fiscal year ending December 31, 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Randall Bort	19,375	89,995	109,370
Jeffrey Rea	18,750	89,995	108,745
Jay Geldmacher	20,000	89,995	109,995
John Rexford	21,000	89,995	110,995
Bryan Kelln	15,000	89,995	104,995
Jacob Kotzubei	15,000	89,995	104,995

(1)	Amounts shown in this column reflect the total cash retainer earned by each director for board and committee service during 2018.
(2)

The aggregate dollar value of the 8,884 RSUs awarded to each non-employee director in 2018 is based on $10.13 per unit, the fair market value of our Class A Common Stock on October 23, 2018. Amounts shown in this column do not reflect dollar amounts actually received by our non-employee directors. Instead, these amounts reflect the aggregate grant date fair value of each equity award granted in 2018, computed in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019. As required by SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

We currently reimburse our directors for their reasonable out-of-pocket expenses in connection with attending meetings of the board of directors and committees. We have granted equity awards to our non-employee directors as compensation for their services. All our non-employee directors hold RSUs. In October 2018, each of the non-employee directors was granted 8,884 RSUs, which vest in full on the earlier of (a) the date immediately preceding the date of the next annual stockholder meeting following the grant, or (b) one year from the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes information about our equity compensation plans as of December 31, 2018. All outstanding awards relate to our Class A Common Stock.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities in column (a))
Equity compensation plans approved by security holders	4,437,076	(1)	N/A	6,426,924	(2)
Equity compensation plans not approved by security holders	—		N/A	—
Total	4,437,076	(1)	N/A	6,426,924	(2)

(1)	Represents RSUs outstanding under our 2018 Equity Plan as of December 31, 2018.
(2)

Represents shares of our Class A Common Stock available for issuance under our 2018 Equity Plan as of December 31, 2018. Awards available for grant under our 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, restricted stock units and performance awards.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our Class A Common Stock as of April 19, 2019:

▪	each of our named executive officers;
▪	each of our directors;
▪	all directors and executive officers as a group; and
▪	each person, or group of affiliated persons, known by us to beneficially own more than five percent of our Class A Common Stock.

The percentage of shares beneficially owned shown in the table is based on 156,056,642 shares of our Class A Common Stock outstanding as of April 19, 2019. In computing the number of shares of capital stock beneficially owned by a person and the percentage ownership of such person, we deemed to be outstanding all shares of our capital stock subject to derivative securities held by the person that are currently exercisable or exercisable within 60 days of April 19, 2019. However, we did not deem such shares of our capital stock outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them, subject to applicable community property laws. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares. Except as otherwise noted below, the address for persons listed in the table is c/o Verra Mobility Corporation, 1150 North Alma School Road, Mesa, Arizona 85201. The information provided in the table below is based on our records, information filed with the SEC and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
	Class A Common Stock
	Shares (1)	% of Voting Power(†)
5% Beneficial Owners
Platinum Equity, LLC(2) c/o Platinum Equity Advisors, LLC 360 North Crescent Drive, South Building Beverly Hills, CA 90210	59,891,293	37.7%
Named Executive Officers
David Roberts	222,321	*
Patricia Chiodo	—	*
Jonathan Routledge	—	*
Directors
Randall Bort	25,000	*
Jeffrey Rea	25,000	*
Jay Geldmacher	—	*
John Rexford	10,050	*
Bryan Kelln	—	*
Jacob Kotzubei(3)	803,010	*
All directors and executive officers as a group (10 persons)	1,085,381	*

*	Denotes less than 1%.
†	Each share of Class A Common Stock is entitled to one vote per share.
(1)	Includes shares issuable pursuant to derivatives exercisable within 60 days after April 19, 2019.

(2)

Platinum Equity reported its direct and indirect beneficial ownership on a Schedule 13D/A filed with the SEC on February 14, 2019. The filing indicates that as of December 31, 2018, Platinum Equity had sole voting power for 0 shares, shared voting power for 59,891,293 shares, sole dispositive power for 0 shares and shared dispositive power for 59,891,293 shares. This shared voting and dispositive power includes such power over 53,739,744 shares held in the Platinum Stockholder’s name and 6,151,549 held in the name of Platinum Equity, LLC, including 2,611,205 shares issuable upon the exercise of 2,611,205 Private Placement Warrants.

(3)	Includes 340,861 shares issuable upon the exercise of 340,861 Private Placement Warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following is a summary of transactions, since the beginning of our last fiscal year, to which we have been a participant, in which the amount involved exceeded or will exceed $120,000 and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Investor Rights Agreement

We are a party to the Investor Rights Agreement with the Platinum Stockholder, pursuant to which the Platinum Stockholder has the right to nominate up to three directors. If one of the of the Platinum Stockholder’s nominees is elected, one of the Platinum Stockholder’s nominees will serve as the Chairman of the board of directors, and the Platinum Stockholder will have the right to appoint one representative to each committee of the board of directors. The Platinum Stockholder’s right to nominate directors is subject to its ownership percentage of the total outstanding shares of our Class A Common Stock. If the Platinum Stockholder holds: (i) 25% or greater of our outstanding Class A Common Stock, it has the right to nominate three directors; (ii) less than 25% but greater than or equal to 15% of our outstanding Class A Common Stock, it has the right to nominate two directors; (iii) less than 15% but greater than or equal to five percent of our outstanding Class A Common Stock, it has the right to nominate one director; and (iv) less than five percent of our outstanding Class A Common Stock, it has no right to nominate any directors.

Registration Rights Agreement

Upon the closing of the Business Combination, we entered into a registration rights agreement with certain restricted stockholders. Pursuant to the terms of the registration rights agreement, (a) any outstanding shares of Class A Common Stock or any of our other equity securities (including the Private Placement Warrants (defined below) and including shares of Class A Common Stock issued or issuable upon the exercise of any other equity security) held by a restricted stockholder as of the date of the agreement or thereafter acquired by a restricted stockholder (including the shares of Class A Common Stock issued upon exercise of any Private Placement Warrants) and shares of Class A Common Stock issued or issuable as Earn-Out Shares (defined below) to certain stockholders and (b) any of our other equity securities issued or issuable with respect to any such share of common stock by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or other reorganization or otherwise, will be entitled to registration rights.

The restricted stockholders are each entitled to make up to six demands for registration, excluding short form demands, that we register shares of Class A Common Stock held by these parties. In addition, the restricted stockholders have certain “piggy-back” registration rights. We will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the registration rights agreement. We and the restricted stockholders have agreed in the registration rights agreement to provide customary indemnification in connection with offerings of common stock effected pursuant to the terms of the registration rights agreement.

Warrant Agreement

In connection with our IPO, we issued 13,333,333 Public Warrants and 6,666,666 Private Placement Warrants. In addition, we have filed a registration statement under the Securities Act covering the 13,333,301 shares of our Class A Common Stock that may be issued upon exercise of the outstanding Public Warrants, the 6,666,666 Private Placement Warrants and the 6,666,666 shares of our Class A Common Stock that may be issued upon exercise of the Private Placement Warrants, and we are obligated to maintain the effectiveness of such registration statement until the expiration of the Warrants.

The Public Warrants were listed on Nasdaq under the symbol “VRRMW”, and were removed from listing on Nasdaq on December 14, 2018 and are currently traded on the OTC Markets. As of April 19, 2019, 13,333,301 Public Warrants and 6,666,666 Private Placement Warrants were outstanding. The terms of the Private Placement Warrants are identical to the Public Warrants, except that such Private Placement Warrants are not redeemable by us so long as they are still held by Gores Sponsor II LLC or its permitted transferees.

Earn-Out Shares

Pursuant to the Business Combination, we are required to issue up to 10,000,000 additional shares of Class A Common Stock (the “Earn-Out Shares”) to the Platinum Stockholder if either (i) the volume weighted average closing sale price of one share of Class A Common Stock listed on Nasdaq exceeds certain thresholds for a period of at least ten out of 20 consecutive trading days (the “Common Share Price”) or (ii) there is a change in control (as described in the Merger Agreement) in which the holders of Class A Common Stock receive a per share price in respect of their Class A Common Stock that is equal to or greater than any such Common Share Price threshold (the “Change in Control Price”), in each case, at any time during the five-year period following the completion of the Business Combination.

We will be required to issue the Earn-Out Shares to the Platinum Stockholder as follows: (i) a one-time issuance of 2,500,000 shares if the Common Share Price or Change in Control Price is greater than $13.00; (ii) a one-time issuance of 2,500,000 shares if the Common Share Price or Change in Control Price is greater than $15.50; (iii) a one-time issuance of 2,500,000 shares if the Common Share Price or Change in Control Price is greater than $18.00; and (iv) a one-time issuance of 2,500,000 shares if the Common Share Price or Change in Control Price is greater than $20.50.

Corporate Advisory Services Agreement

We are party to a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Advisors”), pursuant to which Advisors will provide us with certain transactional and corporate advisory services as mutually agreed between us and Advisors. No fees are payable under the agreement, but we must reimburse Advisors for its out-of-pocket expenses incurred in connection with services rendered.

Employment Arrangements and Equity Grants

We have entered into offer letters with certain of our executive officers, who are subject to certain termination benefits. For more information regarding these arrangements, see “Employment, Severance and Change of Control Agreements” above. We have granted equity awards to our executive officers and certain members of our Board. For a description of these equity awards, see the sections entitled “Executive Compensation” and “Non-Employee Director Compensation Table.”

Indemnification Agreements

Our certificate of incorporation contains provisions limiting the liability of directors, and our bylaws provide that we will indemnify each of our directors and officers to the fullest extent permitted under Delaware law. In addition, we maintain standard policies of insurance under which coverage is provided (1) to our directors and officers against loss arising from claims made by reason of breach of duty or other wrongful act, while acting in their capacity as our directors and officers, and (2) to us with respect to payments which may be made by us to such officers and directors pursuant to any indemnification provision contained in our certificate of incorporation and bylaws or otherwise as a matter of law. We have additionally entered into indemnity agreements with each of our directors and executive officers. Each indemnity agreement provides for indemnification and advancements by Verra Mobility of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to Verra Mobility or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Related Person Transaction Policy

Our audit committee has adopted a written policy and procedures with respect to related person transactions. Under this policy, a transaction constitutes a “related person transaction” if (i) we (or any of our subsidiaries) participate in the transaction, (ii) the transaction’s value exceeds $120,000 and (iii) a related person has or will have a direct or indirect material interest. A related person for purposes of this policy is any of our executive officers, our directors and director nominees, beneficial owners of more than five percent of our common stock, any immediate family member of any of the foregoing persons and any person (other than a tenant or employee) sharing the household of the foregoing persons.

Our audit committee must review and approve any related person transaction before we participate in the transaction. No member of our audit committee participates in any review, consideration or approval of any related person transaction with respect to which such member or any of his or her immediate family members is the related person. Our audit committee reports any transaction that the committee has approved under this policy at each meeting of the board of directors. If we become aware of related person transactions that had not previously approved or ratified under this policy, the audit committee evaluates all options, including, but not limited to, ratification, amendment or termination of the related person transaction based on all of the relevant facts and circumstances available to the audit committee.

In reviewing a related person transaction, our audit committee considers all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the Company; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or officer; (iii) the availability of other sources for comparable products or services; (iv) the terms of the transaction; and (v) the terms available to unrelated third parties or to employees generally. The audit committee approves only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders, as the audit committee determines in good faith.

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance – Director Independence.”

Item 14. Principal Accounting Fees and Services

Principal Accountant Fees and Services

During the period from January 1, 2017 until the closing of the Business Combination on October 17, 2018, KPMG LLP (“KPMG”) served as our independent registered public accounting firm. After the Business Combination, our audit committee approved a change in accountants and engaged Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm.

The following table provides the aggregate fees for services provided by our independent registered public accounting firm for the fiscal years ended December 31, 2018 and December 31, 2017.

	Fiscal Year Ended December 31, 2018		Fiscal Year Ended December 31, 2017
	E&Y	KPMG	KPMG
Type of Fees	($)	($)	($)
Audit fees(1)	894,511	67,500	160,474
Audit-Related Fees(2)	—	—	—
Tax Fees(3)	61,800	—	—
Other(4)	—	1,326,200	—
Total fees	956,311	1,393,200	160,474

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. $67,000 was paid to KPMG for services provided in 2018 for services related to quarterly reviews and review of the proxy for the Business Combination prior to the appointment of E&Y. $894,511 was paid to E&Y for the audit of our consolidated financial statements for 2018, and the audits and quarterly interim reviews of predecessor periods.

(2)

Audit Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay KPMG or E&Y for audit-related fees for the period from January 1, 2017 through December 31, 2018.

(3)

Tax Fees. Tax fees consist of fees billed for tax consultation services for the Business Combination and professional services relating to tax compliance, tax planning, and tax advice. $61,800 was paid to E&Y for tax-related services in fiscal year 2018.

(4)	Other Fees. Other fees consist of fees billed for advisory services. $1,326,200 was paid to KPMG for advisory services in fiscal year 2018.

Audit Committee Approval

Our audit committee has approved all of the foregoing services. The audit committee pre-approves all audit and permissible non-audit services provided by the Company’s independent registered public accounting firm. These services may include audit services, audit-related services, tax and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. Our audit committee may also pre-approve particular services on a case-by-case basis. During 2017 and 2018, services provided by E&Y and KPMG were pre-approved by the Audit Committee in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

All financial statements are omitted for the reason that they are not required or the information is otherwise supplied in are listed under Part II, Item 8 the “Index to Consolidated Financial Statements” of the Original Filing.

2.	Financial Statement Schedules

None.

3.	Exhibits.

The exhibits listed below are filed as part of this Annual Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed with the Original Filing

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	Aug. 24, 2018

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018

4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016

4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016

4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017

10.1	Promissory Note, dated August 19, 2016, issued to Gores Sponsor II LLC.	S-1	333-21503	10.1	Dec. 9, 2016

10.2	Investment Management Trust Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as trustee.	8-K	001-37979	10.1	Jan. 19, 2017

10.3	Sponsor Warrants Purchase Agreement effective as of January 12, 2017, between the Registrant and Gores Sponsor II LLC.	8-K	001-37979	10.3	Jan. 19, 2017

10.4	Administrative Services Agreement, dated January 12, 2017, between the Registrant and The Gores Group, LLC.	8-K	001-37979	10.4	Jan. 19, 2017

10.5	Letter Agreement, dated January 12, 2017, among the Registrant, its officers and directors and Gores Sponsor II LLC.	8-K	001-37979	10.2	Jan. 19, 2017

10.6	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed with the Original Filing

10.7	Securities Subscription Agreement, dated August 19, 2016, between the Registrant and Gores Sponsor II LLC.	S-1	333-21503	10.5	Dec. 9, 2016

10.8	Form of Subscription Agreement.	8-K	001-37979	10.1	June 21, 2018

10.9	Form of Tax Receivable Agreement.	8-K	001-37979	10.2	June 21, 2018

10.10	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018

10.11	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018

10.12	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018

10.13	Revolving Credit Agreement dated as of March 1, 2018 among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018

10.14	First Lien Term Loan Credit Agreement dated as of March 1, 2018 among Greenlight Acquisition Corporation, ATS Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.6	Oct. 22, 2018

10.15	Amendment No. 1 to Revolving Credit Agreement dated as of July 24, 2018 among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed with the Original Filing

10.16	Amendment No. 1 to First Lien Term Loan Credit Agreement dated as of July 24, 2018 among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.8	Oct. 22, 2018

10.17#	Employee Offer Letter by and between American Traffic Solutions, Inc. and David Roberts, dated June 27, 2014.	8-K	001-37979	10.9	Oct. 22, 2018

10.18#	Offer Letter Revision by and between American Traffic Solutions, Inc. and David Roberts, dated as of December 22, 2014.	8-K	001-37979	10.10	Oct. 22, 2018

10.19#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated May 15, 2015.	8-K	001-37979	10.11	Oct. 22, 2018

10.20#	Offer Letter Revision by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated as of June 1, 2015.	8-K	001-37979	10.12	Oct. 22, 2018

10.21#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Vincent Brigidi, dated September 30, 2014.	8-K	001-37979	10.13	Oct. 22, 2018

10.22#	Revisions to Employment Terms by and between American Traffic Solutions, Inc. and Vincent Brigidi, dated as of February 29, 2016.	8-K	001-37979	10.14	Oct. 22, 2018

10.23#	2017 Leadership Bonus Plan.	8-K	001-37979	10.15	Oct. 22, 2018

10.24#	2018 Annual Incentive Bonus Plan.	8-K	001-37979	10.16	Oct. 22, 2018

10.25#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018

10.26#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.27#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed with the Original Filing

10.28#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018

10.29#	Verra Mobility Corporation Annual Incentive Bonus Plan.	8-K	001-37979	10.1	March 5, 2019

10.30#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X

10.31#†	Offer Letter by and between Highway Toll Administration LLC and Jonathan Routledge, dated January 27, 2016.

21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (on signature page of Original Filing)					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.3†

Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Verra Mobility Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed with the Original Filing

31.4†

Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Verra Mobility Corporation’s Amendment No.1 to the Annual Report on Form 10-K/A for the year ended December 31, 2018.

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

†	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERRA MOBILITY CORPORATION

Date: April 30, 2019	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)