Form 10-Q
period 2019-03-31
VERRA MOBILITY Corp
filed 2019-05-07
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________.

Commission File Number: 001‑37979

VERRA MOBILITY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	81‑3563824
(State of	(I.R.S. Employer
incorporation)	Identification No.)

1150 North Alma School Road	85201
Mesa, Arizona	(Zip Code)
(Address of Principal Executive Offices)

(480) 443-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO☒

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Trading symbol)	(Name of each exchange on which registered)
Class A common stock, par value $0.0001 per share	VRRM	Nasdaq Capital Market

As of May 03, 2019, there were 158,556,642 shares of the Company’s Class A common stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in our Annual Report on Form 10-K/A for the year ended December 31, 2018, under Part I, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

Unless the context indicates otherwise, as used in this Quarterly Report on Form 10-Q, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole, unless otherwise noted.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands except per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$91,484	$65,048
Restricted cash	1,704	2,033
Accounts receivable, net	94,630	87,511
Unbilled receivables	16,753	12,956
Prepaid expenses and other current assets	19,012	17,600
Total current assets	223,583	185,148
Installation and service parts, net	10,822	9,282
Property and equipment, net	71,686	69,243
Intangible assets, net	491,853	514,542
Goodwill	565,596	564,723
Other non-current assets	2,072	1,845
Total assets	$1,365,612	$1,344,783
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$52,239	$45,188
Accrued liabilities	30,448	14,444
Current portion of long-term debt	9,104	9,104
Total current liabilities	91,791	68,736
Long-term debt, net of current portion and deferred financing costs	859,768	860,249
Other long-term liabilities	3,633	3,369
Payable related to tax receivable agreement	66,097	69,996
Asset retirement obligation	6,855	6,750
Deferred tax liabilities	32,647	33,627
Total liabilities	1,060,791	1,042,727
Commitments and Contingencies
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	73,150	73,150
Additional paid-in capital	346,895	348,017
Retained earnings (accumulated deficit)	(110,743)	(113,306)
Accumulated other comprehensive loss	(4,497)	(5,821)
Total stockholders' equity	304,821	302,056
Total liabilities and stockholders' equity	$1,365,612	$1,344,783

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Service revenue	$98,070	$69,006
Product sales	391	235
Total revenue	98,461	69,241
Cost of service revenue	1,389	831
Cost of product sales	276	172
Operating expenses	29,338	23,681
Selling, general and administrative expenses	20,551	33,276
Depreciation, amortization, impairment and (gain) loss on disposal of assets, net	28,941	18,544
Total costs and expenses	80,495	76,504
Income (loss) from operations	17,966	(7,263)
Interest expense	16,033	12,647
Loss on extinguishment of debt	—	10,151
Other income, net	(2,207)	(1,293)
Total other expense	13,826	21,505
Income (loss) before income tax (benefit) provision	4,140	(28,768)
Income tax (benefit) provision	1,320	(6,610)
Net income (loss)	$2,820	$(22,158)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,324	—
Total comprehensive income (loss)	$4,144	$(22,158)
Earnings (loss) per share:
Basic weighted average shares outstanding	156,057	62,501
Basic earnings (loss) per share	$0.02	$(0.35)
Diluted weighted average shares outstanding	156,458	62,501
Diluted earnings (loss) per share	$0.02	$(0.35)

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2019
	Common Stock		Common Stock Contingent	Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Shares	Amount	Consideration	Capital	(Deficit)	Loss	Equity
Balance, December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	2,820	—	2,820
Cumulative effect of adoption of new accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(6,205)	—	—	(6,205)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Stock-based compensation	—	—	—	2,143	—	—	2,143
Other comprehensive loss	—	—	—	—	—	1,324	1,324
Balance, March 31, 2019	156,057	$16	$73,150	$346,895	$(110,743)	$(4,497)	$304,821

For the Three Months Ended March 31, 2018

Balance, December 31, 2017	60,484	$6	$—	$129,020	$18,238	$—	$147,264
Net loss	—	—	—	—	(22,158)	—	(22,158)
Stock issued in exchange for HTA acquisition	6,051	1	—	57,270	—	—	57,271
Balance, March 31, 2018	66,535	$7	$—	$186,290	$(3,920)	$—	$182,377

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,820	$(22,158)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,939	18,550
Amortization of deferred financing costs and discounts	1,833	1,644
Loss on extinguishment of debt	—	10,151
Accretion expense	90	97
Write-downs of installation and service parts and (gain) loss on disposal of assets	3	(6)
Installation and service parts expense	257	125
Bad debt expense	1,270	1,140
Deferred income taxes	(1,073)	(6,805)
Stock-based compensation	2,143	—
Changes in operating assets and liabilities:
Accounts receivable, net	(8,372)	(3,614)
Unbilled receivables	(3,797)	(4,171)
Prepaid expense and other current assets	(1,301)	(1,138)
Other assets	(226)	(576)
Accounts payable and accrued liabilities	18,413	3,452
Other liabilities	(3,648)	113
Net cash provided by (used in) operating activities	37,351	(3,196)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash and restricted cash acquired	—	(531,741)
Purchases of installation and service parts and property and equipment	(9,219)	(5,885)
Cash proceeds from the sale of assets and insurance recoveries	52	185
Net cash used in investing activities	(9,167)	(537,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolver	—	468
Repayment on revolver	—	(468)
Borrowings of long-term debt	—	1,033,800
Repayment of long-term debt	(2,276)	(448,375)
Payment of debt issuance costs	(37)	(29,242)
Payment of debt extinguishment costs	—	(8,187)
Net cash provided by (used in) financing activities	(2,313)	547,996
Effect of exchange rate changes on cash and cash equivalents	236	—
Net increase in cash, cash equivalents and restricted cash	26,107	7,359
Cash, cash equivalents and restricted cash - beginning of period	67,081	10,509
Cash, cash equivalents and restricted cash - end of period	$93,188	$17,868

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental cash flow information:
Interest paid	$13,890	$5,745
Income taxes paid (refunded), net	(4,710)	321
Supplemental non-cash investing and financing activities:
Non-cash additions (reductions) to ARO, property and equipment, and other	28	—
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period end	4,084	3,009
Capital contribution received in Parent common stock	—	57,270
Payable to seller in connection with business acquisition	—	12,056

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Description of Business

Basis of Presentation

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

On June 21, 2018, Gores, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores (“First Merger Sub”), AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”), and PE Greenlight Holdings, LLC entered into an Agreement and Plan of Merger as amended on August 23, 2018 by that certain Amendment No. 1 to Agreement and Plan of Merger (as amended, the “Merger Agreement”), which provided for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

In connection with the closing of the Business Combination on October 17, 2018 (the “Closing Date”), Gores changed its name from Gores Holdings II, Inc. to Verra Mobility Corporation, changed its trading symbols on Nasdaq from “GSHT,” and “GSHTW,” to “VRRM” and “VRRMW,” and Second Merger Sub changed its name from AM Merger Sub II, LLC to Verra Mobility Holdings, LLC. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries. The Business Combination is treated as a reverse acquisition and recapitalization in which Greenlight is treated as the accounting acquirer (and legal acquiree) and Gores is treated as the accounting acquiree (and legal acquirer). Accordingly, as of the Closing Date, Greenlight’s historical results of operations replaced Gores’ historical results of operations for periods prior to the Business Combination, and the results of operations of both companies are included in the accompanying condensed consolidated financial statements for periods following the Merger (see Note 3).

On May 31, 2017, Greenlight Acquisition Corporation (“Parent”) acquired ATS Consolidated Inc. (“ATS”) pursuant to the Agreement and Plan of Merger, dated April 15, 2017 by and among ATS, Greenlight Merger Corporation, a wholly-owned subsidiary of Parent (“ATS Merger Sub”) and Parent whereby ATS Consolidated merged with and into Merger Sub with the former surviving (the “ATS Merger”). Prior to the Business Combination, Parent was ultimately owned by Greenlight, which in turn was owned by certain private equity investment vehicles sponsored by Platinum Equity, LLC (collectively, “Platinum”) (See Note 3).

Description of Business

Verra Mobility is a technology-enabled services company offering traffic safety and mobility solutions for state and local governments, commercial fleets and rental car companies. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating divisions: Government Solutions and Commercial Services (See Note 14).

The Government Solutions division provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. The Company’s programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities and agencies of all sizes.

The Commercial Services division offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America and Europe. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or cashless all-electronic toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies.

2.	Significant Accounting Principles and Policies

Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets and goodwill, the carrying amount of installation and service parts, the allowance for doubtful accounts, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We elected to early adopt the requirements of the new standard in the fourth quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to the condensed consolidated statements of cash flows.

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the condensed consolidated balance sheet as of March 31, 2018 that sums to the total of such amounts in the condensed consolidated statements of cash flows for the three months ended March 31, 2018:

($ in thousands)
Cash and cash equivalents	$15,703
Restricted cash	2,165
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$17,868

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Results for 2019 are presented under ASC 606, while prior periods were not adjusted and are reported under ASC Topic 605, Revenue Recognition (“ASC 605”).

The Company has evaluated its current accounting practices to the requirements of ASC 606. This evaluation included an assessment of representative contracts from each of the Company’s revenue streams. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows, however, there have been additions and modification to its existing financial disclosures. While the overall revenue, systems and controls were minimally impacted by the new standard, the underlying recognition methodology has changed.

Under the new standard, the Company now recognizes revenue when the Company satisfies the performance obligation, including, for some of its contracts, the processing of the violation on the customer’s behalf. The primary difference under ASC 606 within the Government Solutions segment is the deferral of revenue related to certain variable price contracts, until citation payment. The Company recorded a $0.3 million reduction to opening retained earnings as of January 1, 2019 for the cumulative impact of adoption related to the recognition of revenue in its Government Solutions segment. There was no cumulative impact of adoption related to the Commercial Services segment.

The comparative information was not restated and continues to be presented under ASC 605 for those periods. There was no material impact upon adoption related to the costs of obtaining or fulfilling a contract.

Nature of goods and services

The following is a description of principal activities – separated by reportable segments – from which the Company generates revenue:

a.

Government Solutions Segment: The Government Solutions segment principally generates revenue from providing complete, end-to-end red light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e., if a product or service is separately identifiable from other items in the bundle and if a customer can benefit from it as a stand-alone item. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices (“SSP”). The Company estimates the SSP of its services based upon observable evidence, market conditions and other relevant inputs.

•

Product sales (sale of camera and installation) – The Company recognizes revenue when the installation process is completed and the camera is ready to perform the services as expected by the customer. Generally, it occurs at site acceptance or first citation. The Company recognizes revenue for the sale of the camera and installation services at a point in time.

•

Service revenue – The Company determined its performance obligation is to provide a complete end-to-end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the local police department and processing payments on behalf of the municipality. The Company determined that certain of the promises to its customers are capable of being distinct, as they may provide some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, the Company determined that the promises to its customers do not meet the criterion of being distinct within the context of its contracts. The Company would not be able to fulfill its promises individually, as its customers could not obtain the intended benefit from the contract without the Company fulfilling all promises. Accordingly, the Company concluded that each contract represents one service offering and is a single performance obligation to our customer. Further, the Company accounts for all the services as a single continuous service. The Company applies the series guidance for those services as the nature of the service is to provide a service for a period of time with distinct time increments. The Company recognizes revenue from services over time, as they are performed.

b.

Commercial Services Segment: The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America and Europe. The Company determined its performance obligation is a distinct stand-ready obligation, as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses the Company’s services, such as toll payment, title and registration, etc.

Therefore, all services provided within the Commercial Services segment are accounted for as a single performance obligation, of a series of distinct items, with distinct time increments, as a stand-ready obligation. Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed. Revenue from services provided in the Commercial Services segment is recognized over time as the customer simultaneously receives and consumes the benefits provided by the Company and as the Company performs the services.

Remaining Performance Obligations

As of March 31, 2019, the Company had approximately $0.3 million of remaining performance obligations in the Government Solutions segment, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of March 31, 2019. As these amounts relate to the initial deferral of revenue under a contract, the Company expects to recognize these amounts over a two month period at the end of the contract.

The Company applies the practical expedient in paragraph 606-10-50-14A of ASC 606 and does not disclose variable consideration allocated entirely to wholly unsatisfied stand-ready performance obligations for certain Government Solutions and Commercial Services contracts as part of the information about remaining performance obligations. The duration for these contracts ranges between 3 and 5 years for new contracts.

Significant judgments

Under the new revenue standard, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of standalone selling prices and the allocation of the transaction price by relative standalone selling prices. Assumptions regarding timing of when control transfers to the customer requires significant judgment in order to recognize revenue. The Company makes significant judgments related to identifying the performance obligation and determining whether the services provided are able to be distinct, determining the transaction price, specifically as it is related to the different variable consideration structures identified in the Company’s contracts, and in determining the timing of revenue recognition.

Accounting Standards Not Yet Adopted

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main objective of this update is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The impact of the implementation of this standard is still being determined by the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued certain amendments within ASU 2018-01, 2018-10, 2018-11 and ASU 2019-01, respectively and collectively Topic 842 to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The Company does not plan to early adopt this standard. The impact of the implementation of this standard is still being determined by the Company.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. Different components of the guidance require modified retrospective or prospective adoption. The impact of the implementation of this standard is still being determined by the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2021. The impact of the implementation of this standard is still being determined by the Company.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. These amendments expand the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. ASU 2018-07 is effective beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. At this time, the Company does not expect this standard to have a material effect on the Company’s financial position, results of operations or cash flows and disclosures.

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

3.	Mergers and Acquisitions

Verra Mobility Merger

As described in Note 1, Gores and Greenlight consummated the Business Combination on October 17, 2018. Pursuant to Business Combinations (Topic 805), the Business Combination qualified as a reverse acquisition because immediately following completion of the transaction the stockholders of Greenlight immediately prior to the Business Combination maintained effective control of Verra Mobility, the post-combination company. For accounting purposes, Greenlight is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as recapitalization of Greenlight (i.e. a capital transaction involving the issuance of stock by Greenlight in exchange for the payment of cash by Gores to the selling shareholders of Greenlight). Accordingly, the consolidated assets, liabilities and results of operations of Greenlight are the historical financial statements of Verra Mobility and the Gores assets, liabilities and results of operations are consolidated with Greenlight beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded for this transaction. The Company effected this treatment through opening stockholders’ equity by adjusting the number of common shares outstanding. Other than underwriting and professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores, Greenlight and the stockholders of the respective companies. During the three months ended March 31, 2019, the Company recorded a $6.2 million payable to Platinum, a related party, for the recapitalization related to the working capital adjustment required by the merger agreements. This resulted in a decrease to the additional paid-in capital account for $6.2 million, and a corresponding increase to accrued liabilities.

ATS Merger

On May 31, 2017, ATS was acquired by Parent through the merger of ATS Merger Sub with and into ATS for a total purchase price of $548.2 million ($550.0 million less adjustments set forth in the ATS Merger agreement). The Company recognized approximately $9.9 million of costs related to the ATS Merger, which consisted of $8.0 million of payments for acquisition services to Platinum Equity Advisors, LLC, an affiliate of Platinum (“Advisors”), and $1.9 million of professional fees and other expenses related to the ATS Merger.

On May 31, 2017, ATS Merger Sub obtained debt financing pursuant to a credit agreement entered into with a syndicate of lenders. ATS Merger Sub was merged with and into ATS on the same date, effectively making ATS the sole borrower (see Note 7).

HTA Merger

On March 1, 2018, the Company acquired all of the issued and outstanding membership interests of Highway Toll Administration, LLC, and Canada Highway Toll Administration (collectively, “HTA”), pursuant to a unit purchase agreement (“Unit Agreement”) for a cash purchase price of $525.0 million subject to adjustments set forth in the Unit Agreement which aggregated $9.7 million, a $11.3 million payable to the HTA sellers for certain tax items and the issuance of 5.26 shares of Greenlight common stock resulting in an aggregate purchase price of $603.3 million (the “HTA Merger”). The Greenlight shares issued to the Company were determined to have a fair value of $57.3 million. The Company reflected the receipt of the Greenlight common shares as a capital contribution from Parent and then delivered these shares to the HTA sellers as non-cash purchase consideration.

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

($ in thousands)
Assets acquired
Cash	$2,996
Accounts receivable	10,220
Prepaid expense and other current assets	5,266
Installation and service parts	296
Property and equipment	996
Customer relationships	242,500
Developed technology	72,800
Non-compete agreements	48,500
Trademark	5,500
Goodwill	233,271
Total assets acquired	622,345
Liabilities assumed
Accounts payable and accrued expenses	14,268
Deferred tax liability	4,733
Total liabilities assumed	19,001
Total purchase price	$603,344

The excess of cost of the HTA Merger over the net amounts assigned to the fair value of the net assets acquired was recorded as goodwill and was assigned to the Company’s Commercial Services segment. The Company made certain immaterial adjustments to the preliminary purchase price allocation resulting in a $1.2 million net reduction to goodwill. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. Most of the goodwill is expected to be deductible for tax purposes. The customer relationship value was based on an excess earnings methodology utilizing projected cash flows. The non-compete agreement values were based on the with-or-without method. The trademark and the developed technology values were based on a relief from royalty method. The customer relationship, developed technology, non-compete and trademark intangibles were assigned useful lives of 9 years, 5.5 years, 5 years and 3 years, respectively.

The Company recognized $15.6 million of costs related to the HTA Merger, which were included in selling, general and administrative expenses in the condensed consolidated statement of operations in the three months ended March 31, 2018.  These costs consisted of $7.2 million for acquisition services to Advisors and $8.4 million of professional fees and other expenses related to the transaction.

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

The allocation of the purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash	$9,029
Other assets	1,948
Trademark	1,100
Customer relationships	19,400
Developed technology	3,900
Goodwill	40,826
Total assets acquired	76,203
Liabilities assumed
Accounts payable and accrued expenses	8,995
Deferred tax liability	4,273
Total liabilities assumed	13,268
Total purchase price	$62,935

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

Pro Forma Financial Information

The pro forma information below gives effect to the Merger, the HTA Merger and the EPC Merger (collectively, the “Transactions”) as if they had been completed on the first day of the period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Transactions been completed on the first day of the period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the Transactions. The pro forma information includes adjustments to record the assets and liabilities associated with the Transactions at their respective fair values based on available information and to give effect to the financing for the Transactions.

Three Months Ended
($ in thousands)	March 31, 2018
Revenue	$88,462
Loss from operations	(2,201)
Net loss before income tax benefit	(14,774)
Net loss	(11,752)
Loss per share - basic	$(0.19)

The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquired businesses and additional interest expense for debt issued in connection with the HTA Merger.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets, consist of the following at:

($ in thousands)	March 31, 2019	December 31, 2018
Prepaid income taxes	$248	$1,562
Prepaid services	3,584	3,017
Prepaid tolls	10,375	8,434
Prepaid computer maintenance	2,515	1,709
Prepaid insurance	897	1,230
Deposits	873	839
Prepaid rent	490	406
Other	30	403
Total prepaid expenses and other current assets	$19,012	$17,600

5.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Government	Commercial
($ in thousands)	Solutions	Services	Total
Balance at December 31, 2018	$159,746	$404,977	$564,723
Foreign currency translation adjustment	—	873	873
Balance at March 31, 2019	$159,746	$405,850	$565,596

Intangible assets consist of the following as of the respective period ends:

	March 31, 2019			December 31, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	2.4 years	$31,324	$11,448	2.7 years	$31,302	$8,902
Non-compete agreements	3.8 years	62,100	15,495	4.0 years	62,100	12,390
Customer relationships	7.6 years	360,158	52,349	7.9 years	359,768	42,201
Developed technology	4.0 years	160,930	43,367	4.3 years	160,852	35,987
Gross carrying value of intangible assets		614,512	$122,659		614,022	$99,480
Less: accumulated amortization		(122,659)			(99,480)
Intangible assets, net		$491,853			$514,542

The amortization expense was $23.1 million and $12.3 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2019	$69,159
2020	92,290
2021	83,998
2022	79,274
2023	50,813
2024	40,321
Thereafter	75,998
Total	$491,853

6.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2019	December 31, 2018
Accrued salaries and wages	$7,194	$8,340
Restricted cash due to customers	1,704	2,033
Income taxes payable	6,002	862
Accrued interest payable	542	232
Advanced deposits payable	6,334	805
Gores equity infusion working capital adjustment payable to related party	6,205	—
Current portion of related party TRA liability	959	—
Deferred rent	477	523
Accrued sales commissions	387	463
Other	644	1,186
Total accrued liabilities	$30,448	$14,444

7.	Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	March 31, 2019	December 31, 2018
First lien term loan, due February 28, 2025	$901,248	$903,524
Less: original issue discounts	(5,534)	(5,819)
Less: unamortized deferred financing costs	(26,842)	(28,352)
Total debt	868,872	869,353
Less: Current portion of long-term debt	(9,104)	(9,104)
Total long-term debt, net of current portion	$859,768	$860,249

In connection with the ATS Merger, ATS Consolidated, Inc., subsequently renamed VM Consolidated, Inc., a wholly owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “Old First Lien”), a Second Lien Term Loan Credit Agreement (the “Old Second Lien”), (collectively the “Old Term Loans”), and a Revolving Credit Agreement (the “Old Revolver”) with a syndicate of lenders (collectively, the “2017 Credit Facilities”). The 2017 Credit Facilities provided for committed senior secured financing of $490.0 million, consisting of the following: the Old Term Loans in an aggregate principal amount of $450.0 million; and the Revolver, available for loans and letters of credit with an aggregate revolving commitment of up to $40.0 million (based on borrowing based eligibility as described below).

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

The preexisting Old Term Loans were repaid concurrent with the closing on the 2018 Credit Facilities and the preexisting Old Revolver was undrawn at close. The outstanding balances at the date of close on the Old Term Loans, which were repaid with proceeds from the 2018 Credit Facilities, were $323.4 million and $125 million, respectively.

In July 2018, the Company amended the New First Lien Term Loan (the “New First Lien Term Loan Amendment”) to expand the aggregate principal loan amount under the New First Lien Term Loan from $840 million to $910 million and to modify certain defined terms. In connection with this amendment, the Company incurred a consent fee of $0.4 million, which was capitalized as deferred financing costs and is being amortized over the remaining life of the New First Lien Term Loan. The additional $70 million along with funds contributed by Platinum were used to repay the $200 million New Second Lien Term Loan in full contemporaneously with the close of the Business Combination on October 17, 2018.

The New First Lien Term Loan is repayable in quarterly installments of 1.0% per annum of the amount initially borrowed. The New First Lien Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At March 31, 2019, the interest rate on the New First Lien Term Loan was 6.25%.

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

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At March 31, 2019, the Company had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $70.0 million, net of $1.0 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at March 31, 2019. The Company also is required to pay participation and fronting fees on $1.0 million in outstanding letters of credit at 1.38% as of March 31, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At March 31, 2019, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recognized a charge of $10.2 million in the three months ended March 31, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $16.0 million and $12.6 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

The weighted average effective interest rate of the Company’s outstanding borrowings under the 2018 Credit Facilities was 6.25% at March 31, 2019.

8.	Fair Value Measurements

As of March 31, 2019 and December 31, 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.

ASC Topic 820, Fair Value Measurement includes a single definition of fair value to be used for financial reporting purposes, provides a framework for applying this definition and for measuring fair value under GAAP, and establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are summarized as follows:

Level 1 – Fair value is based on observable inputs such as quoted prices for identical assets or liabilities in active markets.

Level 2 – Fair value is determined using quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active or inputs other than quoted prices that are directly or indirectly observable.

Level 3 – Fair value is determined using one or more significant inputs that are unobservable in active markets at the measurement date, such as a pricing model, discounted cash flow or similar technique.

Fair Value of Financial Instruments

The carrying amounts reported in our unaudited interim condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of our First Lien Term Loan as of March 31, 2019 and December 31, 2018 is categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of our long-term debt is as follows:

	Level in	March 31, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Long-term debt	2	$868,872	$905,754	$869,353	$889,971

9.	Net Income (Loss) Per Share

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

The Company has not included the effect of 19,999,967 warrants, 10,000,000 contingently issuable shares and 86,106 restricted stock units in the calculation of diluted net income per share for the three months ended March 31, 2019 because the inclusion of such shares would be antidilutive. The Company has not included the effect of 19,999,967 warrants in the calculation of diluted net loss for the three months ended March 31, 2018 because the inclusion of such shares would be antidilutive based on the net loss reported. Warrants are considered anti-dilutive and excluded when the exercise price exceeds the average market value of the Company’s common stock price during the applicable period.

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Numerator:
Net income (loss)	$2,820	$(22,158)
Denominator:
Weighted average shares - basic	156,057	62,501
Common stock equivalents	401	—
Weighted average shares - diluted	156,458	62,501
Net income (loss) per common share - basic	$0.02	$(0.35)
Net income (loss) per common share - diluted	$0.02	$(0.35)
Antidilutive shares excluded	30,086	20,000

10.	Income Taxes

Our interim income tax provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that period. The estimated annual effective tax rate requires judgment and is dependent upon several factors. We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

We provide a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before we are able to realize their benefit. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets.

Our effective income tax rate was 31.9% and (23.0)% for the three months ended March 31, 2019 and 2018, respectively. The increase, compared to the same period in 2018, was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation and the Global Intangible Low Tax Income inclusion.

The total amount of unrecognized tax benefits as of March 31, 2019 was $2.7 million, of which $2.5 million would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2019, we had $0.8 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax return remains subject to income tax examinations by tax authorities for the years 2015 to 2018. The Company’s state income tax return is currently under examination by the State of Maryland Compliance Division for years 2015 to 2017. Various other state income tax returns for the years 2014 to 2018 are subject to income tax examination, and tax years prior to 2014 remain open in certain states due to tax attributes generated but not utilized yet. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

11.	Stock-based compensation

The following details the components of stock-based compensation for the three months ended March 31, 2019:

($ in thousands)
Operating expenses	$204
Selling, general and administrative expenses	1,939
Total stock-based compensation expense	$2,143

There were no corresponding stock compensation amounts in the three months ended March 31, 2018.

12.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with the PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight as the stockholder representative (the “Stockholder Representative”). The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of HTA which resulted from the acquisition of HTA by Verra Mobility prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70 million. The Company recorded an initial liability and corresponding charge to equity of $70 million at the closing of the Business Combination. Subsequently, the Company adjusted this amount. At March 31, 2019, the TRA was approximately $66 million. Future adjustments to the liability under the TRA will be based upon changes to future anticipated taxable income and tax rates and will be recorded in the statement of operations.

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

If any of the Common Stock Price thresholds described in the foregoing clauses (each, a “Triggering Event”) are not achieved within the five-year period following the closing of the Business Combination, the Company will not be required to issue the Earn-Out Shares in respect of such Common Stock Price threshold. In no event shall the Platinum Stockholder be entitled to receive more than an aggregate of 10,000,000 Earn-Out Shares.

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

Advisory Services Agreement

On January 7, 2019, the Company entered into a new corporate advisory services agreement with Platinum Equity Advisors, LLC (“Advisors”), whereby Advisors will provide certain transactional and corporate advisory services to the Company as mutually agreed by the parties. No fees are payable under the agreement, but the Company must reimburse Advisors for its out-of-pocket expenses incurred in connection with services rendered.

13.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $1.0 million at March 31, 2019.

The Company has issued non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at March 31, 2019 were $16.5 million.

The Company is subject to tax audits in the normal course of business and does not have material contingencies recorded related to such audits.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss was incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its condensed consolidated results of operations, cash flows, or financial position. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.

14.	Segment Reporting

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

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, impairment and gain (loss) on disposal of assets, stock-based compensation and interest expense and after other (income) expense, net. The table below refers to this measure as Segment profit (loss). Depreciation, amortization, impairment and gain (loss) on disposal of assets, stock-based compensation, interest expense, loss on extinguishment of debt and income taxes are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM function for the operating and reportable segments. Other (income) expense, net consists primarily of credit card rebates earned on the prepayment of tolling violations and therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The following tables set forth financial information by segment for the three months ended March 31, 2019 and March 31, 2018, respectively:

	For the three months ended March 31, 2019
	Government	Commercial	Corporate and
($ in thousands)	Solutions	Services	Other	Total
Service revenue	$35,482	$62,588	$—	$98,070
Product sales	391	—	—	391
Total revenue	35,873	62,588	—	98,461
Cost of service revenue	525	864	—	1,389
Cost of product sales	276	—	—	276
Operating expenses	14,038	15,096	—	29,134
Selling, general and administrative expenses	7,850	10,762	—	18,612
Other (income) expense, net	(37)	(2,171)	1	(2,207)
Segment profit (loss)	$13,221	$38,037	$(1)	$51,257
Segment profit (loss)	$13,221	$38,037	$(1)	$51,257
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	—	—	28,941	28,941
Stock-based compensation	—	—	2,143	2,143
Interest expense	—	—	16,033	16,033
Income (loss) before income tax provision	$13,221	$38,037	$(47,118)	$4,140

	For the three months ended March 31, 2018
	Government	Commercial	Corporate and
($ in thousands)	Solutions	Services	Other	Total
Service revenue	$36,559	$32,447	$—	$69,006
Product sales	235	—	—	235
Total revenue	36,794	32,447	—	69,241
Cost of service revenue	654	177	—	831
Cost of product sales	172	—	—	172
Operating expenses	14,040	9,641	—	23,681
Selling, general and administrative expenses	6,122	21,594	5,560	33,276
Other (income) expense, net	(38)	(1,288)	33	(1,293)
Segment profit (loss)	$15,844	$2,323	$(5,593)	$12,574
Segment profit (loss)	$15,844	$2,323	$(5,593)	$12,574
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	—	—	18,544	18,544
Interest expense	—	—	12,647	12,647
Loss on extinguishment of debt	—	—	10,151	10,151
Income (loss) before income tax (benefit)	$15,844	$2,323	$(46,935)	$(28,768)

15.	Guarantor/Non-Guarantor Financial Information

VM Consolidated, Inc. a wholly owned subsidiary of the Company is the lead borrower of the New First Lien Term Loan and the New Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly owned by Greenlight Acquisition Corporation, which is wholly owned by Greenlight Intermediate Holding Corporation, which is wholly owned by Greenlight Holding Corporation, which is wholly owned by Verra Mobility Holdings, LLC, which is wholly owned by Verra Mobility Corporation or the Company. Prior to the Business Combination, VM Consolidated, Inc. was known as ATS Consolidated, Inc. and its financial information was the same as the lead borrower. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries.

The following financial information presents Condensed Consolidated Balance Sheets as of March 31, 2019 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 for the Company, Combined Guarantor Subsidiaries and Combined Non-Guarantor Subsidiaries:

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at March 31, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$91,484	$—	$91,484
Restricted cash	—	1,704	—	1,704
Accounts receivable, net	—	94,630	—	94,630
Unbilled receivables	—	16,753	—	16,753
Investment in subsidiary	141,767	—	(141,767)	—
Prepaid expenses and other current assets	—	19,012	—	19,012
Total current assets	141,767	223,583	(141,767)	223,583
Installation and service parts, net	—	10,822	—	10,822
Property and equipment, net	—	71,686	—	71,686
Intangible assets, net	—	491,853	—	491,853
Goodwill	—	565,596	—	565,596
Due from affiliates	169,259	—	(169,259)	—
Other non-current assets	—	2,072	—	2,072
Total assets	$311,026	$1,365,612	$(311,026)	$1,365,612
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$52,239	$—	$52,239
Accrued liabilities	6,205	24,243	—	30,448
Current portion of long-term debt	—	9,104	—	9,104
Total current liabilities	6,205	85,586	—	91,791
Long-term debt, net of current portion and deferred financing costs	—	859,768	—	859,768
Other long-term liabilities	—	3,633	—	3,633
Payable related to tax receivable agreement		66,097	—	66,097
Due to affiliates	—	169,259	(169,259)	—
Asset retirement obligation	—	6,855	—	6,855
Deferred tax liabilities	—	32,647	—	32,647
Total liabilities	6,205	1,223,845	(169,259)	1,060,791
Total stockholders' equity	304,821	141,767	(141,767)	304,821
Total liabilities and stockholders' equity	$311,026	$1,365,612	$(311,026)	$1,365,612

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Service revenue	$—	$98,070	$—	$98,070
Product sales	—	391	—	391
Total revenue	—	98,461	—	98,461
Cost of service revenue	—	1,389	—	1,389
Cost of product sales	—	276	—	276
Operating expenses	—	29,338	—	29,338
Selling, general and administrative expenses	—	20,551	—	20,551
Depreciation, amortization, impairment and (gain) loss on disposal of assets, net	—	28,941	—	28,941
Total costs and expenses	—	80,495	—	80,495
Income from operations	—	17,966	—	17,966
(Income) loss from equity investment	(2,820)	—	2,820	—
Interest expense	—	16,033	—	16,033
Other income, net	—	(2,207)	—	(2,207)
Total other expense (income)	(2,820)	13,826	2,820	13,826
Income (loss) before income tax (benefit) provision	2,820	4,140	(2,820)	4,140
Income tax provision	—	1,320	—	1,320
Net income	$2,820	$2,820	$(2,820)	$2,820
Other comprehensive income (loss):
Foreign currency translation adjustment	—	1,324	—	1,324
Total comprehensive income (loss)	$2,820	$4,144	$(2,820)	$4,144

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,820	$2,820	$(2,820)	$2,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	28,939	—	28,939
Amortization of deferred financing costs and discounts	—	1,833	—	1,833
Accretion expense	—	90	—	90
Write-downs of installation and service parts and (gain) loss on disposal of assets	—	3	—	3
Installation and service parts expense	—	257	—	257
Bad debt expense	—	1,270	—	1,270
Deferred income taxes	—	(1,073)	—	(1,073)
Loss (income) from equity investment	(2,820)	—	2,820	—
Stock-based compensation	—	2,143	—	2,143
Changes in operating assets and liabilities:
Accounts receivable, net	—	(8,372)	—	(8,372)
Unbilled receivables	—	(3,797)	—	(3,797)
Prepaid expense and other current assets	—	(1,301)	—	(1,301)
Other assets	—	(226)	—	(226)
Accounts payable and accrued liabilities	—	18,413	—	18,413
Due to affiliates	—	—	—	—
Other liabilities	—	(3,648)	—	(3,648)
Net cash provided by operating activities	—	37,351	—	37,351
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of installation and service parts and property and equipment	—	(9,219)	—	(9,219)
Cash proceeds from the sale of assets and insurance recoveries	—	52	—	52
Net cash used in investing activities	—	(9,167)	—	(9,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	—	(2,276)	—	(2,276)
Payment of debt issuance costs	—	(37)	—	(37)
Net cash provided by (used in) financing activities	—	(2,313)	—	(2,313)
Effect of exchange rate changes on cash and cash equivalents	—	236	—	236
Net increase in cash, cash equivalents and restricted cash	—	26,107	—	26,107
Cash, cash equivalents and restricted cash - beginning of period	—	67,081	—	67,081
Cash, cash equivalents and restricted cash - end of period	$—	$93,188	$—	$93,188

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$13,890	$—	$13,890
Income taxes paid (refunded), net	—	(4,710)	—	(4,710)
Supplemental non-cash investing and financing activities:
Non-cash additions (reductions) to ARO, property and equipment, and other	—	28	—	28
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period end	—	4,084	—	4,084

16.	Subsequent Event

On April 26, 2019, the triggering event for the issuance of the first tranche of Earn-Out Shares to the Platinum Stockholder (see Note 12) occurred, as the volume weighted average closing price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 for 10 out of 20 consecutive trading days. This triggering event resulted in the issuance of 2.5 million shares of the Company’s common stock and will result in an increase in the Company’s common stock and additional paid-in capital accounts of $18.2 million, with a corresponding decrease to the common stock contingent consideration account.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stockholders should read the following discussion and analysis of our financial condition and results of operations together with our Annual Report on Form 10-K/A for the year ended December 31, 2018 and our financial statements included in Part I, Item 1, of this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Annual Report on Form 10-K/A for the year ended December 31, 2018.

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. We provide integrated technology solutions and services, which include toll and violations management, title and registration, automated safety solutions, and other data-driven solutions to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

The Commercial Services division offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America and Europe. The Commercial Services division also offers title and registration services and processing for individuals, rental car companies and fleet management companies.

•

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

Executive Summary

We operate with long-term contracts and a highly recurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Executed on growth strategies by completing strategic acquisitions: we acquired Highway Toll Administration, LLC, and Canada Highway Toll Administration (collectively, “HTA”), a tolling company which strengthens our position in tolling and related services to RAC and FMC customers, in the first quarter of 2018; and Euro Parking Collection (“EPC”) in the second quarter of 2018, providing a platform to expand our RAC and FMC solutions into Europe.

•

Grew service revenue from $69.0 million in the three months ended March 31, 2018 to $98.1 million for the three months ended March 31, 2019. Acquisitions contributed $21.6 million to the revenue growth, while expansion in existing products or customers contributed $7.5 million to the revenue growth.

•	Improved our cost structure, as operating expenses as a percentage of total revenue decreased from 34.2% in the three months ended March 31, 2018 to 29.8% in the three months ended March 31, 2019.
•

Generated cash flows from operating activities of $37.4 million for the three months ended March 31, 2019. Cash flows from operating activities for the three months ended March 31, 2018 were negatively impacted by $15.6 million of expenses associated with the HTA acquisition.

Factors Affecting Our Operating Results

Our operating results and financial performance are influenced by certain unique events during the periods discussed herein, including the following:

Business Combination

We were originally incorporated in Delaware on August 15, 2016 as Gores Holdings II, Inc. (“Gores”), a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our initial public offering, following which our shares began trading on the Nasdaq Capital Market.

On June 21, 2018, Gores, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores (“First Merger Sub”), AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”), and PE Greenlight Holdings, LLC entered into an Agreement and Plan of Merger as amended on August 23, 2018 by that certain Amendment No. 1 to Agreement and Plan of Merger (as amended, the “Merger Agreement”), which provided for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”). In connection with the closing of the Business Combination on October 17, 2018, we changed our name to Verra Mobility Corporation. As a result of the Business Combination, we became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC (formerly Second Merger Sub) and its subsidiaries.

HTA Acquisition and Refinancing

On March 1, 2018, we acquired HTA for an aggregate purchase price of $603.3 million, consisting of $525.0 million in cash, $9.7 million in purchase price adjustments, a $11.3 million payment to the sellers for certain tax items, and the issuance of equity in Greenlight with a fair value of approximately $57.3 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. We recognized $15.6 million of costs related to the transaction, in the three months ended March 31, 2018. HTA contributed approximately $28.1 million and $9.7 million in revenues for the three months ended March 31, 2019 and 2018, respectively. See Note 3, Mergers and Acquisitions, in Item 1, Financial Statements.

In connection with the HTA acquisition, we refinanced the 2017 Credit Facilities (defined below) and entered into the 2018 Credit Facilities (defined below), which provided for term loans with an aggregate principal amount of $1.04 billion and a revolver with an aggregate commitment of up to $75.0 million. We recorded a loss on extinguishment of the 2017 Credit Facilities of approximately $10.2 million in the three months ended March 31, 2018, which included a prepayment penalty of $3.8 million related to one of the term loans. See Note 7, Debt, in Item 1, Financial Statements.

EPC Acquisition

On April 6, 2018, we acquired EPC for an aggregate purchase price of $62.9 million. The purchase consideration consisted primarily of equity in Greenlight and working capital adjustments, which aggregated $2.6 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. EPC contributed approximately $3.2 million in revenues for the three months ended March 31, 2019. See Note 3, Mergers and Acquisitions, in Item 1, Financial Statements.

ATS Merger

On May 31, 2017, private equity investment vehicles sponsored by Platinum acquired ATS Consolidated, Inc. (now VM Consolidated, Inc.) pursuant to the Agreement and Plan of Merger, dated April 15, 2017, by and among ATS Consolidated, Inc., Greenlight Merger Corporation, a wholly owned subsidiary of Greenlight Acquisition Corporation, and Greenlight Acquisition Corporation, whereby we merged with and into Greenlight Merger Corporation with the former surviving the merger (such transaction, the “ATS Merger”).

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

The Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems. This revenue is generally tied to long-term contracts, and revenue is recognized either when services are performed or when citations are issued or paid, depending on the terms of the customer contract. Revenue drivers included the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in the Government Solutions segment from payment processing, pass-through fees for collection expense, street light maintenance contracts and other fees.

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

Cost of Product Sales.  Costs of product sales consist of the costs to acquire and install photo enforcement equipment that is purchased by Government Solutions customers.

Operating Expenses.  Operating expenses include payroll and payroll-related costs (including stock-based compensation), costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs.

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

Other Income, Net.  Other income, net primarily consists of volume rebates from total spend on purchasing cards and gain or loss on foreign currency translation.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth for each of the periods indicated our statements of operations data and other information and expresses each item as a percentage of total revenues for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$98,070	$69,006	99.6%	99.7%	$29,064	42.1%
Product sales	391	235	0.4%	0.3%	156	66.4%
Total revenue	98,461	69,241	100.0%	100.0%	29,220	42.2%
Cost of service revenue	1,389	831	1.4%	1.2%	558	67.1%
Cost of product sales	276	172	0.3%	0.2%	104	60.5%
Operating expenses	29,338	23,681	29.8%	34.2%	5,657	23.9%
Selling, general and administrative expenses	20,551	33,276	20.9%	48.1%	(12,725)	(38.2)%
Depreciation, amortization, impairment, and (gain) loss on disposal of assets, net	28,941	18,544	29.4%	26.8%	10,397	56.1%
Total costs and expenses	80,495	76,504	81.8%	110.5%	3,991	5.2%
Income (loss) from operations	17,966	(7,263)	18.2%	(10.5)%	25,229	347.4%
Interest expense	16,033	12,647	16.3%	18.3%	3,386	26.8%
Loss on extinguishment of debt	—	10,151	—	14.7%	(10,151)	n/a
Other income, net	(2,207)	(1,293)	(2.2)%	(1.9)%	(914)	70.7%
Total other expense	13,826	21,505	14.0%	31.1%	(7,679)	(35.7)%
Income (loss) before income tax (benefit) provision	4,140	(28,768)	4.2%	(41.5)%	32,908	114.4%
Income tax (benefit)	1,320	(6,610)	1.3%	(9.5)%	7,930	120.0%
Net income (loss)	$2,820	$(22,158)	2.9%	(32.0)%	$24,978	112.7%

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Adjusted EBITDA(1)	$51,255	$33,781	52.1%	48.8%	$17,474	51.7%

(1)

Adjusted EBITDA is a non-GAAP measure. Refer to the section entitled Non-GAAP Financial Data for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.    Service revenue increased by $29.1 million, or 42.1%, to $98.1 million for the three months ended March 31, 2019 from $69.0 million for the three months ended March 31, 2018, representing 99.6% and 99.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service Revenue
Commercial Services	$62,588	$32,447	63.6%	46.9%	$30,141	92.9%
Government Solutions	35,482	36,559	36.0%	52.8%	(1,077)	(2.9)%
Total Service Revenue	$98,070	$69,006	99.6%	99.7%	$29,064	42.1%

Commercial Services service revenue increased by $30.1 million, or 92.9%, from $32.4 million for the three months ended March 31, 2018 to $62.6 million for the three months ended March 31, 2019. We acquired HTA, a toll and violation processor, on March 1, 2018, and EPC, a European violations processor, on April 6, 2018. These acquisitions contributed $21.6 million to year over year service revenue growth. Title and registration service revenue grew $1.4 million year over year representing a nearly 48% increase in revenue. The majority of this increase is related to the timing of transaction flow from our customers and should not be viewed as the go-forward growth rate for this product. The remaining difference of $7.1 million resulted from improved volumes in both billable days and tolls processed across our tolling products.

Government Solutions service revenue includes revenue from red light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased slightly by $1.1 million, or 2.9%, to $35.5 million for the three months ended March 31, 2019 from $36.6 million for the three months ended March 31, 2018. Revenue from operation of our red light programs represents 52% of segment service revenue and declined $1.8 million year over year. This decline was driven by transaction volume declines of approximately $0.8 million primarily due to the Miami, Florida program loss, with the remaining decline resulting from lower price per system in variable contracts. Pricing of red light programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. We believe that red light will be a stable product but we do not expect meaningful growth in the future. Speed programs which make up 26% of service revenue, grew approximately $0.9 million year over year due to increases in the total number of camera systems installed and higher average pricing. We believe that school zone speed programs will continue to be a growth product in fiscal 2019.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric, and going forward we will report only installed camera systems that are generating revenue, as we believe this is a more meaningful presentation. There were 4,604 camera systems installed at March 31, 2019 compared to 4,252 at March 31, 2018. The increase in systems was primarily due to new installations of school bus arm systems and to a lesser extent the expansion of speed systems at existing customers. This increase was partially offset by a decline in red light systems primarily due to the loss of the Miami, Florida program noted above.

Product Sales.    Product sales includes revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $0.2 million, from $0.2 million for the three months ended March 31, 2018 to $0.4 million for the same period in 2019. There are a small number of customers who purchase this equipment, and their buying patterns vary greatly from period to period.

Cost of Service Revenue.    Cost of service revenue increased by $0.6 million, to $1.4 million for the three months ended March 31, 2019 from $0.8 million for the three months ended March 31, 2018. The increase is primarily due to the inclusion of EPC operations for the entire period in the three months ended March 31, 2019 for which there were no comparable amounts in the prior period.

Cost of Product Sales.    Cost of product sales increased slightly by $0.1 million from $0.2 million in the quarter ended March 31, 2018 to $0.3 million in the same period in 2019, and was directly in line with the change in product sales.

Operating Expenses.    Operating expenses increased by $5.7 million, or 23.9%, from $23.7 million for the three months ended March 31, 2018 to $29.3 million for the three months ended March 31, 2019. The increase is primarily due to the inclusion of the HTA and EPC operations for the entire period in the three months ended March 31, 2019 compared to one month of expenses for HTA in the three months ended March 31, 2018. Operating expenses as a percentage of revenue decreased from 34.2% to 29.8% for the three months ended March 31, 2018 and 2019, respectively, reflecting management's focus on operational efficiency. Operating expenses by segment appear in the table below:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Operating Expenses
Commercial Services	$15,096	$9,641	15.3%	13.9%	$5,455	56.6%
Government Solutions	14,038	14,040	14.3%	20.3%	(2)	n/a
Total operating expenses before stock-based compensation	29,134	23,681	29.6%	34.2%	5,453	23.0%
Stock-based compensation	204	—	0.2%	0.0%	204	n/a
Total Operating Expenses	$29,338	$23,681	29.8%	34.2%	5,657	23.9%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the three months ended March 31, 2019 decreased by $12.7 million to $20.6 million compared to $33.3 million for the three months ended March 31, 2018. The decrease was primarily related to $18.1 million of cost associated with the HTA acquisition of which $15.6 million was recorded directly to the Commercial Services segment and $2.5 million was recorded to Corporate in the quarter ended March 31, 2018 for which there are no comparable amounts in the current period. Additionally, we incurred $1.4 million of other non-recurring expenses primarily associated with the HTA integration in the three months ended March 31, 2018 for which there are no comparable amounts in the current period. These decreases were partially offset by the inclusion of the HTA and EPC operations for the entire period in the three months ended March 31, 2019 compared to one month of expenses for HTA in the three months ended March 31, 2018. Selling, general and administrative expenses as a percentage of revenue decreased from 48.1% to 20.9% for the three months ended March 31, 2018 and 2019, respectively. Selling, general and administrative expenses by segment appear in the table below:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, General and Administrative Expenses
Commercial Services	$10,762	$21,594	10.9%	31.2%	$(10,832)	(50.2)%
Government Solutions	7,850	6,122	8.0%	8.8%	1,728	28.2%
Corporate	—	5,560	0.0%	8.1%	(5,560)	n/a
Total selling, general and administrative expenses before stock-based compensation	18,612	33,276	18.9%	48.1%	(14,664)	(44.1)%
Stock-based compensation	1,939	—	2.0%	0.0%	1,939	n/a
Total selling, general and administrative expenses	$20,551	$33,276	20.9%	48.1%	$(12,725)	(38.2)%

Depreciation, Amortization, Impairment, and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization, impairment, and gain or loss on disposal of assets, net, increased by $10.4 million, or 56.1%, from $18.5 million for the three months ended March 31, 2018 to $28.9 million for the same period in 2019. The increase is primarily due to the increased amortization expense resulting from the HTA and EPC acquisitions inclusion for the entire period in the three months ended March 31, 2019 compared to one month of amortization for HTA in the three months ended March 31, 2018.

Interest Expense.    Interest expense increased by $3.4 million from $12.6 million for the three months ended March 31, 2018 to $16.0 million for the same period in 2019. The increase is due to higher average debt balances quarter over quarter primarily related to the acquisition of HTA. The average debt balance for the three months ended March 31, 2018 was $744.2 million compared to $902.4 million for the same period in 2019. See “—Liquidity and Capital Resources.”

Loss on Extinguishment of Debt.    Loss on extinguishment of debt of $10.2 million in the three months ended March 31, 2018 was a result of the 2017 Credit Facilities replaced with the 2018 Credit Facilities in connection with the HTA acquisition. The loss consisted of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs, and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities. See “—Liquidity and Capital Resources.”

Other Income, Net.    Other income for the three months ended March 31, 2019 was $2.2 million compared to $1.3 million in the three months ended March 31, 2018. The is primarily due to the increased purchasing card rebates resulting from the inclusion of the HTA acquisition for the entire period in the three months ended March 31, 2019 compared to one month in the three months ended March 31, 2018. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax (Benefit).    Income tax (benefit) changed by $7.9 million from $(6.6) million, representing an effective tax rate of (23.0%), for the three months ended March 31, 2018 to a tax of $1.3 million, representing an effective tax rate of 31.9% for the same period in 2019. The effective tax rate change was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation and the Global Intangible Low Tax Income inclusion.

Net Income (Loss).    We had net income of $2.8 million for the three months ended March 31, 2019, as compared to a net loss of $22.2 million for the three months ended March 31, 2018. The increase in net income was primarily due to expenses in the first quarter of fiscal 2018 related to an aggregate of $30 million of acquisition, refinancing and integration costs associated with the HTA acquisition for which there no comparable amounts in the three months ended March 31, 2019. This increase was partially offset by related increased interest expense and amortization expense noted above.

Adjusted EBITDA.    For the three months ended March 31, 2019 adjusted EBITDA was $51.3 million, an increase of $17.5 million or 51.7% from the three months ended March 31, 2018. The growth was in line with the income statement activity discussed above, adjusted for certain transactions and non-recurring expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations, long-term borrowings and borrowings under revolving credit facilities.

We have incurred significant long-term debt, as described below, to fund the ATS Merger and the HTA acquisition.

We believe that the existing cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business that it undertakes, including strategic acquisitions. Should we pursue additional strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, which may not be available to us on favorable terms, borrowings on the revolver under the 2018 Credit Facilities, equity financings or at all.

We have the ability to borrow under our revolving credit facility to meet obligations as they come due. At March 31, 2019, we had $70.0 million available for borrowing, net of letters of credit, under the New Revolver.

The following table sets forth certain captions indicated on our statements of cash flows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net cash provided by (used in) operating activities	$37,351	$(3,196)
Net cash used in investing activities	(9,167)	(537,441)
Net cash provided by (used in) financing activities	(2,313)	547,996

Cash Flows from Operating Activities

Cash provided by (used in) operating activities increased $40.6 million from $(3.2) million for the three months ended March 31, 2018 to $37.4 million for the three months ended March 31, 2019.

The change in cash provided by (used in) operating activities year over year was primarily due to net income increase of $25.0 million from a loss of $22.2 million in the three months ended March 31, 2018 to income of $2.8 million in the three months ended March 31, 2019. The growth in net income was driven by the inclusion of the results of HTA and EPC operations for the full three month period in 2019 versus only the HTA results for one month in the three month period in 2018, the $18.1 million of transaction expenses in March 31, 2018 for which there is no comparable amount and the $10.2 million loss on extinguishment of debt in the three months ended March 31, 2018 for which there is no comparable amount in the current period.

Adjustments to reconcile net income (loss) to net cash provided by (used in) operations increased $8.6 million due to inclusion of the amortization of intangibles associated with the HTA and EPC acquisitions for the full three month period in 2019 versus only the HTA results for one month in the three month period in 2018, the $10.2 million loss on extinguishment of debt in the three months ended March 31, 2018 for which there is no comparable amount in the current period and a $5.7 million decrease in deferred income taxes as a result of the lower rates enacted as part of the December 2017 passage of H.R.1, “An Act to provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”.

The aggregate change in operating assets and liabilities represents an aggregate increase of $7.0 million for the three months ended March 31, 2019 versus the three months ended March 31, 2018. The increase was primarily driven by the timing of receipts related to certain advanced deposit payment liabilities received from our customers and payments related to income tax payables.

Cash Flows from Investing Activities

Cash used in investing activities was $(9.2) million and $(537.4) million for the three months ended March 31, 2019 and March 31, 2018, respectively. The change in cash used in investing activities year over year was primarily due to net cash paid in connection with the HTA acquisition during the three months ended March 31, 2018. Cash consideration for the HTA acquisition was $531.7 million and was net of $3.0 million of cash acquired. Additionally, purchases of installation and service parts and property plant and equipment increased from $5.9 million in the three months ended March 31, 2018 to $9.2 million in the three months ended March 31, 2019.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $(2.3) million and $548.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. The change in cash provided by (used in) financing activities year over year was primarily due to the Company entering into the 2018 Credit Facilities during the three months ended March 31, 2018, which included the repayment of the 2017 Credit Facilities.

Debt

In connection with the HTA acquisition, we entered into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan” and together with the New First Lien Term Loan, the “New Term Loans”), and a Revolving Credit Facility Agreement (the “New Revolver”) with a syndicate of lenders (collectively with the New Term Loans, the “2018 Credit Facilities”). The 2018 Credit Facilities provide for committed senior secured financing of $1.115 billion, consisting of the New Term Loans in an aggregate principal amount of $1.04 billion and the New Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (based on borrowing based eligibility as described below).

The 2018 Credit Facilities replaced the previous First Lien Term Loan Credit Agreement (the “Old First Lien Term Loan”), the Second Lien Term Loan Credit Agreement (the “Old Second Lien Term Loan” and together with the Old First Lien Term Loan, the “Old Term Loans”), which were repaid concurrent with the closing on the 2018 Credit Facilities, and a preexisting Revolving Credit Facility Agreement (the “Old Revolver”, collectively with the Old Term Loans, the “2017 Credit Facilities”), which was undrawn at close. The outstanding balances at the date of close on the Old Term Loans, which were repaid with proceeds from the 2018 Credit Facilities and are no longer outstanding, were $323 million and $125 million, respectively.

The New First Lien Term Loan is repayable in quarterly installments of 1.0% per annum of the amount initially borrowed. The New First Lien Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At March 31, 2019, the interest rate on the New First Lien Term Loan was 6.25%.

In addition, the New First Term Loan contains provisions that require mandatory prepayments equal to 50% of excess cash flow (as defined by the New First Lien Term Loan); provided that, at any time the consolidated first lien net leverage ratio (as defined by the New Term First Lien Loan) on the last day of the fiscal year is less than or equal to 3.70:1.00 but greater than 3.20:1.00, the mandatory prepayment of the New First Lien Term Loan is equal to 25% of excess cash flow, and if less than 3.20:1.00, the mandatory prepayment is zero.

On July 24, 2018, we secured a $70 million incremental loan commitment under the New First Lien Term Loan. The proceeds of this incremental borrowing, together with a portion of the funds held in the Company upon the closing of the Business Combination, were used to repay our $200 million New Second Lien Term Loan in full.

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. We may at any time, on not more than five occasions, request an increase to the New Revolver of up to an aggregate amount of $50 million. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At March 31, 2019, we had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $70.0 million, net of $1.0 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at March 31, 2019. We are also required to pay participation and fronting fees on $1.0 million in outstanding letters of credit at 1.38% as of March 31, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At March 31, 2019, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2018 Credit Facilities.

We recognized a charge of $10.2 million in the three months ending March 31, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

We also recorded a loss on extinguishment of the New Second Lien Term Loan of $16.3 million during the fourth quarter of 2018, comprised of prepayment penalty on the full redemption of the New Second Lien Term Loan and the write-off of unamortized deferred financing and lender costs associated with the issuance of the New Second Lien Term Loan facility.

Critical Accounting Policies, Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets, goodwill and installation and service parts, the allowance for doubtful accounts, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies. Management believes that our estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

We believe that the critical accounting policy listed below involves our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements. Refer to our 2018 Annual Report on Form 10-K/A for a comprehensive list of our critical accounting policies, estimates and judgments.

Revenue Recognition

Government Solutions.    The Government Solutions segment principally generates revenue from providing complete, end-to-end red light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

For bundled packages, we account for individual products and services separately if they are distinct – i.e., if a product or service is separately identifiable from other items in the bundle and if a customer can benefit from it as a stand-alone item. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices (“SSP”). We estimate the SSP of our services based upon observable evidence, market conditions and other relevant inputs.

•

Product sales (sale of camera and installation) – we recognize revenue when the installation process is completed and the camera is ready to perform the services as expected by the customer. Generally, it occurs at site acceptance or first citation. We recognize revenue for the sale of the camera and installation services at a point in time.

•

Service revenue – we account for all the services as a single continuous service. We have determined our performance obligation is to provide a complete end to end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the local police department and processing payments on behalf of the municipality. We determined certain of the promises to our customers are capable of being distinct as they are capable of providing some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, we have determined the promises to our customers do not meet the criterion of being distinct within the context of our contracts. We would not be able to fulfill our promises individually as our customers could not obtain the intended benefit from the contract without us fulfilling all promises. Accordingly, we concluded that each contract represents one service offering and is a single performance obligation to our customer. Further, we applied the series guidance for those services as the nature of the service is to provide a service for a period of time with distinct time increments. We recognize revenue from services over time, as it is performed, which is consistent with the pattern in which our customers receive and consume the benefits.

Commercial Services.    The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America and Europe. We have determined our performance obligation is a distinct stand-ready obligation as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses our services, such as toll payment, title and registration, etc. Therefore, all services provided within the Commercial Services segment are accounted for as a single performance obligation, of a series of distinct items, with distinct time increments, as a stand ready obligation.  Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed. Revenue from services provided in the Commercial Services segment are recognized over time as the customer simultaneously receives and consumes the benefits provided by us as we perform the services.

Remaining Performance Obligations

As of March 31, 2019, we had approximately $0.3 million of remaining performance obligations in the Government Solutions segment, which includes amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract as of March 31, 2019. As these amounts relate to the initial deferral of revenue under a contract, we expect to recognize these amounts over a two month period at the end of the contract.

We apply the practical expedient and do not disclose variable consideration allocated entirely to a wholly unsatisfied stand-ready performance obligations for certain Government Solutions and Commercial Services contracts as part of the information about remaining performance obligations. The duration for these contracts ranges between 3 and 5 years for new contracts.

Significant Judgments

Under the new revenue standard, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of standalone selling prices and the allocation of the transaction price by relative standalone selling prices. Assumptions regarding timing of when control transfers to the customer requires significant judgment in order to recognize revenue. We used significant judgment related to identifying the performance obligation and determining whether the services provided are able to be distinct, determining the transaction price, specifically as it is related to the different variable consideration structures identified in our contracts, and in determining the timing of revenue recognition.

Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, refer to Note 2, Summary of Significant Accounting Principles and Policies, in Item 1, Financial Statements.

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Non-GAAP Financial Data

We define “Adjusted EBITDA” as net income (loss) adjusted to exclude (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation and (v) as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted EBITDA margin % represents Adjusted EBITDA as a percentage of total revenue. We use these metrics to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

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

Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP, or measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA and Adjusted EBITDA margin % have important limitations as analytical tools, and you should not consider either in isolation, or as a substitute for analysis of our results as reported under GAAP. In addition, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies and may, therefore, have limitations as a comparative analytical tool. For example, Adjusted EBITDA and Adjusted EBITDA margin %:

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

Our non-GAAP information below should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this quarterly report.

The following table sets forth our reconciliation of Adjusted EBITDA to net income (loss) (unaudited):

	Three Months Ended March 31,
($ in thousands)	2019	2018
Net income (loss)	$2,820	$(22,158)
Interest expense	16,033	12,647
Income tax provision (benefit)	1,320	(6,610)
Depreciation and amortization	28,939	18,550
EBITDA	49,112	2,429
Transaction and other related expenses (i)	—	18,103
Transformation expenses (ii)	—	1,740
Loss on extinguishment of debt (iii)	—	10,151
Sponsor fees and expenses (iv)	—	1,358
Stock-based compensation (v)	2,143	—
Adjusted EBITDA	$51,255	$33,781

(i)

Transaction and other related expenses incurred in the three months ended March 31, 2018 included $18.1 million of costs related to the HTA acquisition, primarily consisting of $7.2 million for acquisition services to Platinum Equity Advisors, LLC, $8.4 million of professional fees processed through the funds flow and $2.5 million of professional fees paid directly by us.

(ii)	Transformation expenses for the three months ended March 31, 2018 represent one-time costs related to optimizing the expense structure and defining the Company’s growth strategy.
(iii)	This amount represents the loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit facilities in conjunction with the HTA acquisition.
(iv)	We incurred expenses associated with a Corporate Advisory Services Agreement with an affiliate of our primary shareholder.
(v)	Stock-based compensation for the three months ended March 31, 2019 represents the non-cash charge related to the issuance of awards under the Verra Mobility Corporation 2018 Equity Incentive Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rates on the New Term Loans described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”

Interest rate risk represents our exposure to movements in interest rates associated with the variable rate debt represented by the New First Lien Term Loan. Total borrowing under the New First Lien Term Loan was $901 million at March 31, 2019. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At March 31, 2019, the interest rate on the New First Lien Term Loan was 6.25%. Based on the March 31, 2019 New First Lien Term Loan balance outstanding, each 1% movement in interest rates will result in an approximately $9.0 million change in annual interest expense.

We have not engaged in any hedging activities during the three months ended March 31, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended March 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10‑K/A filed with the SEC on April 30, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10‑Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K/A with the SEC on April 30, 2019. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	Aug. 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
10.1	Confidential Separation and Release Agreement by and between Highway Toll Administration, LLC and Jonathan Routledge, dated January 4, 2019.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Quarterly Report on Form 10-Q of Verra Mobility Corporation for the quarter ended March 31, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Changes in Shareholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements

X

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

VERRA MOBILITY CORPORATION

Date: May 06, 2019	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)