Form 10-Q
period 2019-06-30
VERRA MOBILITY Corp
filed 2019-08-06
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 1, 2019, there were 158,609,946 shares of the Company’s Class A common stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands except per share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$92,247	$65,048
Restricted cash	1,743	2,033
Accounts receivable, net	106,261	87,511
Unbilled receivables	13,571	12,956
Prepaid expenses and other current assets	21,646	17,600
Total current assets	235,468	185,148
Installation and service parts, net	10,028	9,282
Property and equipment, net	65,907	69,243
Intangible assets, net	468,213	514,542
Goodwill	564,638	564,723
Other non-current assets	2,197	1,845
Total assets	$1,346,451	$1,344,783
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$49,318	$45,188
Accrued liabilities	20,295	14,444
Current portion of long-term debt	9,104	9,104
Total current liabilities	78,717	68,736
Long-term debt, net of current portion and deferred financing costs	859,133	860,249
Other long-term liabilities	3,764	3,369
Payable related to tax receivable agreement	66,097	69,996
Asset retirement obligation	6,873	6,750
Deferred tax liabilities	22,039	33,627
Total liabilities	1,036,623	1,042,727
Commitments and Contingencies (Note 14)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	54,862	73,150
Additional paid-in capital	367,995	348,017
Accumulated deficit	(107,152)	(113,306)
Accumulated other comprehensive loss	(5,893)	(5,821)
Total stockholders' equity	309,828	302,056
Total liabilities and stockholders' equity	$1,346,451	$1,344,783

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Service revenue	$103,057	$97,044	$201,127	$166,050
Product sales	6,518	1,153	6,909	1,388
Total revenue	109,575	98,197	208,036	167,438
Cost of service revenue	1,613	1,651	3,002	2,482
Cost of product sales	2,918	878	3,194	1,050
Operating expenses	31,795	28,800	61,133	52,481
Selling, general and administrative expenses	20,865	27,588	41,416	60,864
Depreciation, amortization and (gain) loss on disposal of assets, net	28,850	27,496	57,791	46,040
Impairment of property and equipment	5,898	—	5,898	—
Total costs and expenses	91,939	86,413	172,434	162,917
Income from operations	17,636	11,784	35,602	4,521
Interest expense, net	15,656	19,579	31,689	32,226
Loss on extinguishment of debt	—	—	—	10,151
Other income, net	(3,345)	(2,766)	(5,552)	(4,059)
Total other expenses	12,311	16,813	26,137	38,318
Income (loss) before income tax provision (benefit)	5,325	(5,029)	9,465	(33,797)
Income tax provision (benefit)	1,734	(234)	3,054	(6,844)
Net income (loss)	$3,591	$(4,795)	$6,411	$(26,953)
Other comprehensive income (loss):	—
Foreign currency translation adjustment	(1,396)	(3,712)	(72)	(3,712)
Total comprehensive income (loss)	$2,195	$(8,507)	$6,339	$(30,665)
Earnings (loss) per share:
Basic weighted average shares outstanding	157,846	72,484	156,956	67,520
Basic earnings (loss) per share	$0.02	$(0.07)	$0.04	$(0.40)
Diluted weighted average shares outstanding	161,977	72,484	159,223	67,520
Diluted earnings (loss) per share	$0.02	$(0.07)	$0.04	$(0.40)

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2019
	Common Stock		Common Stock Contingent	Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Shares	Amount	Consideration	Capital	(Deficit)	Loss	Equity
Balance as of December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	2,820	—	2,820
Cumulative effect of adoption of new accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(6,205)	—	—	(6,205)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Stock-based compensation	—	—	—	2,143	—	—	2,143
Other comprehensive income	—	—	—	—	—	1,324	1,324
Balance as of March 31, 2019	156,057	16	73,150	346,895	(110,743)	(4,497)	304,821
Net income	—	—	—	—	3,591	—	3,591
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of restricted stock units	53	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,812	—	—	2,812
Other comprehensive loss	—	—	—	—	—	(1,396)	(1,396)
Balance as of June 30, 2019	158,610	$16	$54,862	$367,995	$(107,152)	$(5,893)	$309,828

For the Three and Six Months Ended June 30, 2018

Balance as of December 31, 2017	60,484	$6	$—	$129,020	$18,238	$—	$147,264
Net loss	—	—	—	—	(22,158)	—	(22,158)
Stock issued in exchange for HTA acquisition	6,051	1	—	57,270	—	—	57,271
Balance as of March 31, 2018	66,535	7	—	186,290	(3,920)	—	182,377
Net loss	—	—	—	—	(4,795)	—	(4,795)
Stock issued in exchange for EPC acquisition	6,369	1	—	60,284	—	—	60,285
Other comprehensive loss	—	—	—	—	—	(3,712)	(3,712)
Balance as of June 30, 2018	72,904	$8	$—	$246,574	$(8,715)	$(3,712)	$234,155

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$6,411	$(26,953)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	57,804	46,047
Amortization of deferred financing costs and discounts	3,589	4,215
Impairment of property and equipment	5,898	—
Bad debt expense	2,736	2,437
Deferred income taxes	(11,568)	(10,949)
Stock-based compensation	4,955	—
Loss on extinguishment of debt	—	10,151
Installation and service parts expense	643	244
Accretion expense	183	194
Write-downs of installation and service parts and (gain) on disposal of assets	(13)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,433)	(3,490)
Unbilled receivables	(616)	(8,017)
Prepaid expense and other current assets	(3,848)	(428)
Other assets	(351)	(715)
Accounts payable and accrued liabilities	5,224	(467)
Other liabilities	(3,833)	272
Net cash provided by operating activities	45,781	12,534
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	(525,362)
Purchases of installation and service parts and property and equipment	(14,192)	(11,109)
Cash proceeds from the sale of assets and insurance recoveries	14	3
Net cash used in investing activities	(14,178)	(536,468)
Cash Flows from Financing Activities:
Borrowings on revolver	—	468
Repayment on revolver	—	(468)
Borrowings of long-term debt	—	1,033,800
Repayment of long-term debt	(4,552)	(450,475)
Payment of debt issuance costs	(152)	(29,512)
Payment of debt extinguishment costs	—	(8,187)
Net cash (used in) provided by financing activities	(4,704)	545,626
Effect of exchange rate changes on cash and cash equivalents	10	(507)
Net increase in cash, cash equivalents and restricted cash	26,909	21,185
Cash, cash equivalents and restricted cash - beginning of period	67,081	10,509
Cash, cash equivalents and restricted cash - end of period	$93,990	$31,694

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental cash flow information:
Interest paid	$28,144	$27,846
Income taxes paid, net	15,448	849
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	2,940	—
Gores equity infusion working capital adjustment payable to related party	6,205	—
Earn-out shares issued to Platinum Stockholder	18,288	—
Additions to ARO, property and equipment, and other	143	—
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	4,269	3,413
Capital contributions received in Parent common stock	—	117,556
Payable to HTA sellers in connection with business acquisition	—	12,056

See accompanying notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation and Description of Business

Basis of Presentation

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering, following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

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

On May 31, 2017, Greenlight Acquisition Corporation (“Parent”) acquired ATS Consolidated Inc. (“ATS”) pursuant to the Agreement and Plan of Merger, dated April 15, 2017 by and among ATS, Greenlight Merger Corporation, a wholly-owned subsidiary of Parent (“ATS Merger Sub”) and Parent whereby ATS merged with and into ATS Merger Sub with the former surviving (the “ATS Merger”). Prior to the Business Combination, Parent was ultimately owned by Greenlight, which in turn was owned by certain private equity investment vehicles sponsored by Platinum Equity, LLC (collectively, “Platinum”) (See Note 3).

Description of Business

Verra Mobility is a technology-enabled services company offering traffic safety and mobility solutions for state and local governments, commercial fleets and rental car companies. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating divisions: Commercial Services and Government Solutions (See Note 15).

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

The Government Solutions division provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. The Company’s programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the condensed consolidated balance sheets as of June 30, 2019 and 2018, respectively, that sums to the total of such amounts in the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, respectively:

($ in thousands)	June 30, 2019	June 30, 2018
Cash and cash equivalents	$92,247	$29,777
Restricted cash	1,743	1,917
Cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows	$93,990	$31,694

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

a)

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

b)

Government Solutions segment: The Government Solutions segment principally generates revenue from providing complete, end-to-end red-light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

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

Remaining Performance Obligations

As of June 30, 2019, the Company had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of June 30, 2019. As these amounts relate to the initial deferral of revenue under a contract, the Company expects to recognize these amounts over a two month period at the end of the contract.

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

Accounting Standards Not Yet Adopted

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and issued an amendment within ASU 2019-04, collectively Topic 825. The main objective of the updates is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The impact of the implementation of this standard is still being determined by the Company, and it is not expected to be material to the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and issued certain amendments within ASU 2019-04 and ASU 2019-05, respectively and collectively Topic 326, which require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for fiscal years and interim periods beginning after December 15, 2019 and early adoption is permitted. Different components of the guidance require modified retrospective or prospective adoption. The impact of the implementation of this standard is still being determined by the Company.

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

In August 2018, the FASB issued ASU 2018-13, (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not plan to early adopt the standard. The impact of the implementation of this standard is still being determined by the Company, and it is not expected to be material to the consolidated financial statements.

3.	Mergers and Acquisitions

Verra Mobility Merger

As described in Note 1, Gores and Greenlight consummated the Business Combination on October 17, 2018. Pursuant to Business Combinations (Topic 805), the Business Combination qualified as a reverse acquisition because immediately following completion of the transaction the stockholders of Greenlight immediately prior to the Business Combination maintained effective control of Verra Mobility, the post-combination company. For accounting purposes, Greenlight is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as recapitalization of Greenlight (i.e. a capital transaction involving the issuance of stock by Greenlight in exchange for the payment of cash by Gores to the selling shareholders of Greenlight). Accordingly, the consolidated assets, liabilities and results of operations of Greenlight are the historical financial statements of Verra Mobility and the Gores assets, liabilities and results of operations are consolidated with Greenlight beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded for this transaction. The Company effected this treatment through opening stockholders’ equity by adjusting the number of common shares outstanding. Other than underwriting and professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores, Greenlight and the stockholders of the respective companies. During the six months ended June 30, 2019, the Company recorded a $6.2 million payable to Platinum, a related party, for the recapitalization related to the working capital adjustment required by the merger agreements. This resulted in a decrease to the additional paid-in capital account for $6.2 million, and a corresponding increase to accrued liabilities.

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

On May 31, 2017, ATS Merger Sub obtained debt financing pursuant to a credit agreement entered into with a syndicate of lenders. ATS Merger Sub was merged with and into ATS on the same date, effectively making ATS the sole borrower (see Note 8).

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

The final allocation of the purchase consideration is summarized as follows:

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

The excess of cost of the HTA Merger over the net amounts assigned to the fair value of the net assets acquired was recorded as goodwill and was assigned to the Company’s Commercial Services segment. The Company made certain immaterial adjustments to the preliminary purchase price allocation resulting in a $1.2 million net reduction to goodwill. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. Most of the goodwill is expected to be deductible for tax purposes. The customer relationship value was based on an excess earnings methodology utilizing projected cash flows. The non-compete agreement values were based on the with-or-without method. The trademark and the developed technology values were based on a relief-from-royalty method. The customer relationship, developed technology, non-compete and trademark intangibles were assigned useful lives of 9 years, 5.5 years, 5 years and 3 years, respectively.

The Company recognized $15.6 million of costs related to the HTA Merger, which were included in selling, general and administrative expenses in the condensed consolidated statement of operations in the six months ended June 30, 2018.  These costs consisted of $7.2 million for acquisition services to Advisors and $8.4 million of professional fees and other expenses related to the transaction.

EPC Merger

On April 6, 2018, the Company acquired all of the issued and outstanding capital stock of Euro Parking Collection plc (“EPC”), pursuant to a stock purchase agreement for purchase consideration of 5.54 shares of Greenlight common stock and working capital adjustments set forth in the stock purchase agreement, which aggregated $2.6 million, resulting in an aggregate purchase price of $62.9 million (the “EPC Merger”). The Company reflected the receipt of the Greenlight common shares as a capital contribution from Parent and then delivered these shares to the EPC sellers as non-cash purchase consideration.

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

Goodwill arising from the EPC Merger was assigned to the Company’s Commercial Services segment and consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not expected to be deductible for tax purposes. The customer relationship value was based on an excess earnings methodology utilizing projected cash flows. The trademark and the developed technology values were based on a relief-from-royalty method. The customer relationship, trademark, and developed technology intangibles were assigned useful lives of 10 years, 5 years and 4.5 years, respectively.

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

Six Months Ended
($ in thousands)	June 30, 2018
Revenue	$186,659
Income from operations	24,349
Net loss before income tax	(332)
Net loss	(2,138)
Loss per share - basic	$(0.03)

The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquired businesses and additional interest expense for debt issued in connection with the HTA Merger.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2019	December 31, 2018
Prepaid income taxes	$2,466	$1,562
Prepaid services	4,277	3,017
Prepaid tolls	9,878	8,434
Prepaid computer maintenance	2,556	1,709
Prepaid insurance	443	1,230
Deposits	1,331	839
Prepaid rent	490	406
Other	205	403
Total prepaid expenses and other current assets	$21,646	$17,600

5.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2018	$404,977	$159,746	$564,723
Foreign currency translation adjustment	(85)	—	(85)
Balance at June 30, 2019	$404,892	$159,746	$564,638

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2019			December 31, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	2.1 years	$31,297	$13,984	2.7 years	$31,302	$8,902
Non-compete agreements	3.5 years	62,100	18,600	4.0 years	62,100	12,390
Customer relationships	7.4 years	359,683	62,409	7.9 years	359,768	42,201
Developed technology	3.8 years	160,835	50,709	4.3 years	160,852	35,987
Gross carrying value of intangible assets		613,915	$145,702		614,022	$99,480
Less: accumulated amortization		(145,702)			(99,480)
Intangible assets, net		$468,213			$514,542

Amortization expense was $23.1 million and $22.2 million for the three months ended June 30, 2019 and 2018, respectively, and was $46.3 million and $34.5 million for the six months ended June 30, 2019 and 2018, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2019	$46,096
2020	92,193
2021	83,902
2022	79,186
2023	50,755
2024	40,265
Thereafter	75,816
Total	$468,213

6.	Impairment of Property and Equipment

The Company reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be fully recoverable. The Company assesses recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows expected to be generated by the assets, an impairment loss is recognized for the difference between the estimated fair value of the assets and their carrying value.

The state of Texas passed legislation as of June 1, 2019 to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The Company considered this event an indicator for potential impairment and, as such, evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, the Company recognized an impairment charge in the Government Solutions segment of $5.9 million for the three and six months ended June 30, 2019, which is included in impairment of property and equipment in the condensed consolidated statements of operations.

7.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2019	December 31, 2018
Accrued salaries and wages	$7,025	$8,340
Restricted cash due to customers	1,743	2,033
Income taxes payable	190	862
Accrued interest payable	533	232
Advanced deposits payable	501	805
Gores equity infusion working capital adjustment payable to related party	6,205	—
Current portion of related party TRA liability	914	—
Deferred rent	428	523
Accrued sales commissions	431	463
Accrued self-insurance liability	1,203	423
Other	1,122	763
Total accrued liabilities	$20,295	$14,444

8.	Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	June 30, 2019	December 31, 2018
New First Lien Term Loan, due February 28, 2025	$898,972	$903,524
Less: original issue discounts	(5,260)	(5,819)
Less: unamortized deferred financing costs	(25,475)	(28,352)
Total debt	868,237	869,353
Less: Current portion of long-term debt	(9,104)	(9,104)
Total long-term debt, net of current portion	$859,133	$860,249

In connection with the ATS Merger, ATS Consolidated, Inc., subsequently renamed VM Consolidated, Inc., a wholly owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “Old First Lien”), a Second Lien Term Loan Credit Agreement (the “Old Second Lien”), (collectively the “Old Term Loans”), and a Revolving Credit Agreement (the “Old Revolver”) with a syndicate of lenders (collectively, the “2017 Credit Facilities”). The 2017 Credit Facilities provided for committed senior secured financing of $490.0 million, consisting of the following: the Old Term Loans in an aggregate principal amount of $450.0 million; and the Old Revolver, available for loans and letters of credit with an aggregate revolving commitment of up to $40.0 million (based on borrowing based eligibility as described below).

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

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At June 30, 2019, the interest rate on the New First Lien Term Loan was 6.15%.

In addition, the New First Lien Term Loan contains provisions that require mandatory prepayments of excess cash flow (as defined by the New First Lien Term Loan agreement) to be made as of the last day of the fiscal year, beginning with fiscal year ending December 31, 2019, in an amount equal to the percentages set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the New First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At June 30, 2019, the Company had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $74.9 million, net of $0.1 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at June 30, 2019. The Company also is required to pay participation and fronting fees on $0.1 million in outstanding letters of credit at 1.38% as of June 30, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At June 30, 2019, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recognized a charge of $10.2 million in the six months ended June 30, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $15.7 million and $19.6 million for the three months ended June 30, 2019 and 2018, respectively, and $31.7 million and $32.2 million for the six months ended June 30, 2019 and 2018, respectively.

The weighted average effective interest rate of the Company’s outstanding borrowings under the 2018 Credit Facilities was 6.15% at June 30, 2019.

9.	Fair Value Measurements

As of June 30, 2019 and December 31, 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.

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

Fair Value of Financial Instruments

The carrying amounts reported in our unaudited interim condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of our New First Lien Term Loan as of June 30, 2019 and December 31, 2018 is categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of our debt is as follows:

	Level in	June 30, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total debt	2	$868,237	$904,591	$869,353	$889,971

10.	Net Income (Loss) Per Share

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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss)	$3,591	$(4,795)	$6,411	$(26,953)
Denominator:
Weighted average shares - basic	157,846	72,484	156,956	67,520
Common stock equivalents	4,131	—	2,267	—
Weighted average shares - diluted	161,977	72,484	159,223	67,520
Net income (loss) per common share - basic	$0.02	$(0.07)	$0.04	$(0.40)
Net income (loss) per common share - diluted	$0.02	$(0.07)	$0.04	$(0.40)
Antidilutive weighted average shares excluded from diluted net income (loss) per share:
Contingently issuable shares (1)	8,214	—	9,107	—
Warrants	—	20,000	10,000	20,000
Restricted stock units	—	—	43	—
Total antidilutive shares excluded	8,214	20,000	19,150	20,000
(1)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 13, Related Party Transactions.

11.	Income Taxes

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

Our effective income tax rate was 32.6% and (4.7)% for the three months ended June 30, 2019 and 2018, respectively, and 32.3% and (20.3)% for the six months ended June 30, 2019, and 2018, respectively. The increase, compared to the same periods in 2018, was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation, non-deductible secondary offering transaction costs, and the Global Intangible Low Tax Income inclusion.

The total amount of unrecognized tax benefits as of June 30, 2019 was $2.7 million, of which $2.5 million would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2019, we had $0.9 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax return remains subject to income tax examinations by tax authorities for the years 2015 to 2018. The Company’s state income tax returns are under examination by certain states for tax years 2015 to 2017, and other state income tax returns are subject to examination for tax years 2014 to 2018. Tax returns for years prior to 2014 remain open in a number of states due to tax attributes generated but not utilized yet. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

12.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Operating expenses	$272	$—	$476	$—
Selling, general and administrative expenses	2,540	—	4,479	—
Total stock-based compensation expense	$2,812	$—	$4,955	$—

There were no corresponding stock compensation amounts in the three and six months ended June 30, 2018.

13.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from the acquisition of HTA by Verra Mobility prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company adjusted this amount. At June 30, 2019, the TRA was approximately $67.1 million of which $1.0 million was the current portion included in Accrued liabilities and $66.1 million included in Payable related to tax receivable agreement on the condensed consolidated balance sheets. Future adjustments to the liability under the TRA will be based upon changes to future anticipated taxable income and tax rates and will be recorded in the statement of operations.

Earn-Out Agreement

Under the Merger Agreement, the Platinum Stockholder is entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”).

The Earn-Out Shares are issued by the Company to the Platinum Stockholder as follows:

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

The Company has estimated the fair value of the contingently issuable shares to be $73.15 million. The Company used a Monte Carlo simulation option-pricing model to arrive at this estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This was initially recorded as a distribution to shareholders and was presented as contingently issuable shares. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from contingently issuable shares to common stock and additional paid-in capital. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

On April 26, 2019, the Triggering Event for the issuance of the first tranche of Earn-Out Shares occurred, as the volume weighted average closing price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 for 10 out of 20 consecutive trading days. This Triggering Event resulted in the issuance of 2,500,000 shares of the Company’s Class A Common Stock and an increase in the Company’s common stock and additional paid-in capital accounts of $18.3 million, with a corresponding decrease to the common stock contingent consideration account.

Platinum Stockholder Secondary Offering

On June 10, 2019, the Platinum Stockholder sold 15,000,000 shares of the Company’s Class A Common Stock in a secondary offering. On July 8, 2019, the underwriters of the secondary offering fully exercised the overallotment option granted at the time of the secondary offering to purchase an additional 2,250,000 shares of the Company’s Class A Common Stock at the secondary offering price of $12.50 per share, less underwriting discounts and commissions, from the Platinum Stockholder. The Company received no proceeds from the secondary offering or the exercise of the overallotment option. The Company incurred $1.1 million in expenses related to the secondary offering, consisting of various registration, filing and professional services fees, which were included in the selling, general and administrative expenses in the condensed consolidated statements of operations. Specifically, pursuant to the Amended and Restated Registration Rights Agreement dated as of October 17, 2018, the Company was required to pay, among other things, all registration and filing fees, reasonable fees and expenses of legal counsel for the Platinum Stockholder, and road show and marketing expenses. After giving effect to the secondary offering and exercise of the overallotment option, the Platinum Stockholder held approximately 24.6% of the Company’s outstanding Class A Common Stock.

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

14.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $0.1 million at June 30, 2019.

The Company has issued non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at June 30, 2019 were $17.9 million.

The Company is subject to tax audits in the normal course of business and does not have material contingencies recorded related to such audits.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its condensed consolidated results of operations, cash flows, or financial position. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.

15.	Segment Reporting

The Company has two operating and reportable segments, Commercial Services and Government Solutions. Commercial Services offers toll and violation management solutions to commercial fleet vehicle owners, rental car companies and violation issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes. The Company’s Chief Operating Decision Maker (“CODM”) function is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM function monitors operating performance, allocates resources and deploys capital based on these two segments.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, gain (loss) on disposal of assets, impairment of property and equipment, stock-based compensation, interest expense, net, loss on extinguishment of debt, income taxes and after other (income), net. The tables below refer to this measure as Segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM function for the operating and reportable segments. Other (income), net consists primarily of credit card rebates earned on the prepayment of tolling violations and therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$68,091	$34,966	$—	$103,057
Product sales	—	6,518	—	6,518
Total revenue	68,091	41,484	—	109,575
Cost of service revenue	915	698	—	1,613
Cost of product sales	—	2,918	—	2,918
Operating expenses	16,722	14,801	—	31,523
Selling, general and administrative expenses	9,629	7,561	1,135	18,325
Other income, net	(3,308)	(37)	—	(3,345)
Segment profit (loss)	$44,133	$15,543	$(1,135)	$58,541
Segment profit (loss)	$44,133	$15,543	$(1,135)	$58,541
Depreciation and amortization	—	—	28,865	28,865
Gain on disposal of assets, net	—	(15)	—	(15)
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	2,812	2,812
Interest expense, net	—	—	15,656	15,656
Income (loss) before income tax provision	$44,133	$9,660	$(48,468)	$5,325

	For the Three Months Ended June 30, 2018
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$59,771	$37,273	$—	$97,044
Product sales	—	1,153	—	1,153
Total revenue	59,771	38,426	—	98,197
Cost of service revenue	790	861	—	1,651
Cost of product sales	—	878	—	878
Operating expenses	13,989	14,811	—	28,800
Selling, general and administrative expenses	10,958	7,223	9,407	27,588
Other income, net	(2,681)	(25)	(60)	(2,766)
Segment profit (loss)	$36,715	$14,678	$(9,347)	$42,046
Segment profit (loss)	$36,715	$14,678	$(9,347)	$42,046
Depreciation and amortization	—	—	27,496	27,496
Interest expense	—	—	19,579	19,579
Income (loss) before income tax (benefit)	$36,715	$14,678	$(56,422)	$(5,029)

	For the Six Months Ended June 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$130,679	$70,448	$—	$201,127
Product sales	—	6,909	—	6,909
Total revenue	130,679	77,357	—	208,036
Cost of service revenue	1,779	1,223	—	3,002
Cost of product sales	—	3,194	—	3,194
Operating expenses	31,818	28,839	—	60,657
Selling, general and administrative expenses	20,391	15,411	1,135	36,937
Other income, net	(5,478)	(74)	—	(5,552)
Segment profit (loss)	$82,169	$28,764	$(1,135)	$109,798
Segment profit (loss)	$82,169	$28,764	$(1,135)	$109,798
Depreciation and amortization	—	—	57,804	57,804
Gain on disposal of assets, net	—	(13)	—	(13)
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	4,955	4,955
Interest expense, net	—	—	31,689	31,689
Income (loss) before income tax provision	$82,169	$22,879	$(95,583)	$9,465

	For the Six Months Ended June 30, 2018
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$92,218	$73,832	$—	$166,050
Product sales	—	1,388	—	1,388
Total revenue	92,218	75,220	—	167,438
Cost of service revenue	967	1,515	—	2,482
Cost of product sales	—	1,050	—	1,050
Operating expenses	23,630	28,851	—	52,481
Selling, general and administrative expenses	32,552	13,345	14,967	60,864
Other income, net	(3,969)	(63)	(27)	(4,059)
Segment profit (loss)	$39,038	$30,522	$(14,940)	$54,620
Segment profit (loss)	$39,038	$30,522	$(14,940)	$54,620
Depreciation and amortization	—	—	46,047	46,047
Gain on disposal of assets, net	—	—	(7)	(7)
Interest expense	—	—	32,226	32,226
Loss on extinguishment of debt	—	—	10,151	10,151
Income (loss) before income tax (benefit)	$39,038	$30,522	$(103,357)	$(33,797)

16.	Guarantor/Non-Guarantor Financial Information

VM Consolidated, Inc., a wholly-owned subsidiary of the Company, is the lead borrower of the New First Lien Term Loan and the New Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly-owned by Parent, which is wholly-owned by Greenlight Intermediate Holding Corporation, which is wholly-owned by Greenlight Holding Corporation, which is wholly-owned by Verra Mobility Holdings, LLC, which is wholly-owned by Verra Mobility Corporation or the Company. Prior to the Business Combination, VM Consolidated, Inc. was known as ATS Consolidated, Inc. and its financial information was the same as the lead borrower. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries.

The following financial information presents the Condensed Consolidated Balance Sheets as of June 30, 2019, the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries:

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at June 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$92,247	$—	$92,247
Restricted cash	—	1,743	—	1,743
Accounts receivable, net	—	106,261	—	106,261
Unbilled receivables	—	13,571	—	13,571
Investment in subsidiary	146,774	—	(146,774)	—
Prepaid expenses and other current assets	—	21,646	—	21,646
Total current assets	146,774	235,468	(146,774)	235,468
Installation and service parts, net	—	10,028	—	10,028
Property and equipment, net	—	65,907	—	65,907
Intangible assets, net	—	468,213	—	468,213
Goodwill	—	564,638	—	564,638
Due from affiliates	169,259	—	(169,259)	—
Other non-current assets	—	2,197	—	2,197
Total assets	$316,033	$1,346,451	$(316,033)	$1,346,451
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$—	$49,318	$—	$49,318
Accrued liabilities	6,205	14,090	—	20,295
Current portion of long-term debt	—	9,104	—	9,104
Total current liabilities	6,205	72,512	—	78,717
Long-term debt, net of current portion and deferred financing costs	—	859,133	—	859,133
Other long-term liabilities	—	3,764	—	3,764
Payable related to tax receivable agreement	—	66,097	—	66,097
Due to affiliates	—	169,259	(169,259)	—
Asset retirement obligation	—	6,873	—	6,873
Deferred tax liabilities	—	22,039	—	22,039
Total liabilities	6,205	1,199,677	(169,259)	1,036,623
Total stockholders' equity	309,828	146,774	(146,774)	309,828
Total liabilities and stockholders' equity	$316,033	$1,346,451	$(316,033)	$1,346,451

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Service revenue	$—	$103,057	$—	$103,057
Product sales	—	6,518	—	6,518
Total revenue	—	109,575	—	109,575
Cost of service revenue	—	1,613	—	1,613
Cost of product sales	—	2,918	—	2,918
Operating expenses	—	31,795	—	31,795
Selling, general and administrative expenses	—	20,865	—	20,865
Depreciation, amortization and (gain) loss on disposal of assets, net	—	28,850	—	28,850
Impairment of property and equipment	—	5,898	—	5,898
Total costs and expenses	—	91,939	—	91,939
Income from operations	—	17,636	—	17,636
(Income) from equity investment	(3,591)	—	3,591	—
Interest expense, net	—	15,656	—	15,656
Other income, net	—	(3,345)	—	(3,345)
Total other expense (income)	(3,591)	12,311	3,591	12,311
Income before income tax provision	3,591	5,325	(3,591)	5,325
Income tax provision	—	1,734	—	1,734
Net income	$3,591	$3,591	$(3,591)	$3,591
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(1,396)	—	(1,396)
Total comprehensive income (loss)	$3,591	$2,195	$(3,591)	$2,195

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Service revenue	$—	$201,127	$—	$201,127
Product sales	—	6,909	—	6,909
Total revenue	—	208,036	—	208,036
Cost of service revenue	—	3,002	—	3,002
Cost of product sales	—	3,194	—	3,194
Operating expenses	—	61,133	—	61,133
Selling, general and administrative expenses	—	41,416	—	41,416
Depreciation, amortization and (gain) loss on disposal of assets, net	—	57,791	—	57,791
Impairment of property and equipment	—	5,898	—	5,898
Total costs and expenses	—	172,434	—	172,434
Income from operations	—	35,602	—	35,602
(Income) from equity investment	(6,411)	—	6,411	—
Interest expense, net	—	31,689	—	31,689
Other income, net	—	(5,552)	—	(5,552)
Total other expense (income)	(6,411)	26,137	6,411	26,137
Income before income tax provision	6,411	9,465	(6,411)	9,465
Income tax provision	—	3,054	—	3,054
Net income	$6,411	$6,411	$(6,411)	$6,411
Other comprehensive income (loss):
Foreign currency translation adjustment	—	(72)	—	(72)
Total comprehensive income (loss)	$6,411	$6,339	$(6,411)	$6,339

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$6,411	$6,411	$(6,411)	$6,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	57,804	—	57,804
Amortization of deferred financing costs and discounts	—	3,589	—	3,589
Impairment of property and equipment	—	5,898	—	5,898
Bad debt expense	—	2,736	—	2,736
Deferred income taxes	—	(11,568)	—	(11,568)
Stock-based compensation	—	4,955	—	4,955
Installation and service parts expense	—	643	—	643
Accretion expense	—	183	—	183
Write-downs of installation and service parts and (gain) on disposal of assets	—	(13)	—	(13)
(Income) loss from equity investment	(6,411)	—	6,411	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(21,433)	—	(21,433)
Unbilled receivables	—	(616)	—	(616)
Prepaid expense and other current assets	—	(3,848)	—	(3,848)
Other assets	—	(351)	—	(351)
Accounts payable and accrued liabilities	—	5,224	—	5,224
Due to affiliates	—	—	—	—
Other liabilities	—	(3,833)	—	(3,833)
Net cash provided by operating activities	—	45,781	—	45,781
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(14,192)	—	(14,192)
Cash proceeds from the sale of assets and insurance recoveries	—	14	—	14
Net cash used in investing activities	—	(14,178)	—	(14,178)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(4,552)	—	(4,552)
Payment of debt issuance costs	—	(152)	—	(152)
Net cash used in financing activities	—	(4,704)	—	(4,704)
Effect of exchange rate changes on cash and cash equivalents	—	10	—	10
Net increase in cash, cash equivalents and restricted cash	—	26,909	—	26,909
Cash, cash equivalents and restricted cash - beginning of period	—	67,081	—	67,081
Cash, cash equivalents and restricted cash - end of period	$—	$93,990	$—	$93,990

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$28,144	$—	$28,144
Income taxes paid, net	—	15,448	—	15,448
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	2,940	—	—	2,940
Gores equity infusion working capital adjustment payable to related party	6,205	—	—	6,205
Earn-out shares issued to Platinum Stockholder	18,288	—	—	18,288
Additions to ARO, property and equipment, and other	—	143	—	143
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	4,269	—	4,269

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2018 and our financial statements included in Part I, Item 1, of this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Annual Report on Form 10-K/A for the year ended December 31, 2018.

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. We provide integrated technology solutions and services, which include toll and violations management, title and registration, automated safety solutions, and other data-driven solutions to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations and safety solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

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

•

The Government Solutions division provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. The Company implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization,  gain (loss) on disposal of assets, impairment of property and equipment, stock-based compensation, interest expense, net, loss on extinguishment of debt, income taxes and after other (income), net.

Executive Summary

We operate with long-term contracts and a highly recurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Executed on growth strategies by completing strategic acquisitions: we acquired Highway Toll Administration, LLC, and Canada Highway Toll Administration (collectively, “HTA”), a tolling company which strengthens our position in tolling and related services to RAC and FMC customers, in the first quarter of 2018; and we acquired Euro Parking Collection plc (“EPC”) in the second quarter of 2018, providing a platform to expand our RAC and FMC solutions into Europe.

•

Grew service revenue from $166.1 million during the six months ended June 30, 2018 to $201.1 million during the six months ended June 30, 2019. Acquisitions contributed $21.6 million to the revenue growth, while expansion in existing products or customers contributed $13.4 million to the revenue growth.

•	Improved our cost structure, as operating expenses as a percentage of total revenue decreased from 31.3% in the six months ended June 30, 2018 to 29.4% in the six months ended June 30, 2019.
•

Generated cash flows from operating activities of $45.8 million for the six months ended June 30, 2019. Cash flows from operating activities for the six months ended June 30, 2018 were negatively impacted by $18.6 million of expenses associated with the HTA and EPC acquisitions.

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

HTA Acquisition and Refinancing

On March 1, 2018, we acquired HTA for an aggregate purchase price of $603.3 million, consisting of $525.0 million in cash, $9.7 million in purchase price adjustments, a $11.3 million payment to the sellers for certain tax items, and the issuance of equity in Greenlight with a fair value of approximately $57.3 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. We recognized $15.6 million of costs related to the transaction in the six months ended June 30, 2018. HTA contributed $28.1 million and $9.7 million in revenues for the six months ended June 30, 2019 and 2018, respectively. See Note 3, Mergers and Acquisitions, in Item 1, Financial Statements.

In connection with the HTA acquisition, we refinanced the 2017 Credit Facilities (defined below) and entered into the 2018 Credit Facilities (defined below), which provided for term loans with an aggregate principal amount of $1.04 billion and a revolver with an aggregate commitment of up to $75.0 million. We recorded a loss on extinguishment of the 2017 Credit Facilities of approximately $10.2 million during the six months ended June 30, 2018, which included a prepayment penalty of $3.8 million related to one of the term loans. See Note 8, Debt, in Item 1, Financial Statements.

EPC Acquisition

On April 6, 2018, we acquired EPC for an aggregate purchase price of $62.9 million. The purchase consideration consisted primarily of equity in Greenlight and working capital adjustments, which aggregated $2.6 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. EPC contributed $3.2 million in revenues for the six months ended June 30, 2019. We recognized $3.0 million of costs related to the transaction in the six months ended June 30, 2018. See Note 3, Mergers and Acquisitions, in Item 1, Financial Statements.

ATS Merger

On May 31, 2017, private equity investment vehicles sponsored by Platinum Equity, LLC (collectively “Platinum”) acquired ATS Consolidated, Inc. (now VM Consolidated, Inc.) pursuant to the Agreement and Plan of Merger, dated April 15, 2017, by and among ATS Consolidated, Inc., Greenlight Merger Corporation, a wholly-owned subsidiary of Greenlight Acquisition Corporation, and Greenlight Acquisition Corporation, whereby ATS Consolidated, Inc. merged with and into Greenlight Merger Corporation with the former surviving the merger (such transaction, the “ATS Merger”).

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

The Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems. This revenue is generally tied to long-term contracts, and revenue is recognized either when services are performed or when citations are issued or paid, depending on the terms of the customer contract. Revenue drivers include the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in the Government Solutions segment from payment processing, pass-through fees for collection expense and other fees.

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

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.  Depreciation, amortization (gain) loss on disposal of assets, net includes depreciation on property, plant and equipment, and amortization of definite-lived intangible assets. This line item also includes any one-time gains or losses incurred in connection with the disposal of certain assets.

Impairment of Property and Equipment.  Impairment of property and equipment includes impairment charges for fixed assets used and held.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net.  Other income, net primarily consists of volume rebates from total spend on purchasing cards and gain or loss on foreign currency translation.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth for each of the periods indicated our statements of operations data and other information and expresses each item as a percentage of total revenues for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$103,057	$97,044	94.1%	98.8%	$6,013	6.2%
Product sales	6,518	1,153	5.9%	1.2%	5,365	465.3%
Total revenue	109,575	98,197	100.0%	100.0%	11,378	11.6%
Cost of service revenue	1,613	1,651	1.5%	1.7%	(38)	(2.3)%
Cost of product sales	2,918	878	2.7%	0.9%	2,040	232.3%
Operating expenses	31,795	28,800	29.0%	29.3%	2,995	10.4%
Selling, general and administrative expenses	20,865	27,588	19.0%	28.1%	(6,723)	(24.4)%
Depreciation, amortization and (gain) loss on disposal of assets, net	28,850	27,496	26.3%	28.0%	1,354	4.9%
Impairment of property and equipment	5,898	—	5.4%	—	5,898	n/a
Total costs and expenses	91,939	86,413	83.9%	88.0%	5,526	6.4%
Income from operations	17,636	11,784	16.1%	12.0%	5,852	49.7%
Interest expense, net	15,656	19,579	14.3%	19.9%	(3,923)	(20.0)%
Loss on extinguishment of debt	—	—	—	—	—	n/a
Other income, net	(3,345)	(2,766)	(3.1)%	(2.8)%	(579)	20.9%
Total other expenses	12,311	16,813	11.2%	17.1%	(4,502)	(26.8)%
Income (loss) before income tax provision (benefit)	5,325	(5,029)	4.9%	(5.1)%	10,354	205.9%
Income tax provision (benefit)	1,734	(234)	1.6%	(0.2)%	1,968	841.0%
Net income (loss)	$3,591	$(4,795)	3.3%	(4.9)%	$8,386	174.9%

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Adjusted EBITDA(1)	$59,691	$54,598	54.5%	55.6%	$5,093	9.3%

(1)

Adjusted EBITDA is a non-GAAP measure. Refer to the section entitled Non-GAAP Financial Data for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.    Service revenue increased by $6.0 million, or 6.2%, to $103.1 million for the three months ended June 30, 2019 from $97.0 million for the three months ended June 30, 2018, representing 94.1% and 98.8% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service Revenue
Commercial Services	$68,091	$59,771	62.2%	60.8%	$8,320	13.9%
Government Solutions	34,966	37,273	31.9%	38.0%	(2,307)	(6.2)%
Total Service Revenue	$103,057	$97,044	94.1%	98.8%	$6,013	6.2%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Service revenue increased by $8.3 million, or 13.9%, from $59.8 million for the three months ended June 30, 2018 to $68.1 million for the three months ended June 30, 2019. The increase is primarily due to a $8.9 million increase resulting from improved volumes in both billable days and tolls processed across our tolling products. The increase was partially offset by $0.8 million decrease in title and registration service revenue, representing a 22.5% decrease quarter over quarter. Title and registration volumes fluctuate with activity and can create volatility between quarters.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased by $2.3 million, or 6.2%, to $35.0 million for the three months ended June 30, 2019 from $37.3 million for the three months ended June 30, 2018. Revenue from operation of our red-light photo enforcement programs represents 51% of segment service revenue and declined $2.2 million quarter over quarter. This decline was primarily due to the Miami program loss and from Texas programs loss on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The remaining decline results from lower price per system in variable contracts. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. The loss of most of our red-light photo enforcement programs in Texas will negatively impact service revenue for the next four quarters. The Company exited its street light maintenance offering at the end of first quarter in 2019, resulting in a $1.1 million decrease quarter over quarter. This street light maintenance offering was non-core and did not meet our profitability criteria. These declines were offset by an increase in speed programs revenue, which grew approximately $1.5 million due to increases in the total number of camera systems installed and higher average pricing. We believe that school zone speed programs will continue to be a growth product in fiscal 2019.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric during the first quarter of 2019, and are reporting only installed camera systems that are generating revenue, as we believe this is a more meaningful presentation. There were an average of 4,636 camera systems installed during the three months ended June 30, 2019, compared to an average of 4,212 for the same period in 2018. The increase in camera systems was primarily due to new installations of school bus arm systems and to a lesser extent the expansion of speed enforcement systems with existing customers. This increase was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of Miami and Texas programs noted above.

Product Sales.    Product sales includes revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $5.4 million, from $1.2 million for the three months ended June 30, 2018 to $6.5 million for the same period in 2019. The increase is primarily driven by sales to a single customer who is in the process of expanding their existing school zone speed program. We anticipate continued growth in product sales for the remainder of 2019.

Cost of Service Revenue.    Cost of service revenue remained constant at $1.6 million for the three months ended June 30, 2019 and 2018.

Cost of Product Sales.    Cost of product sales increased by $2.0 million from $0.9 million during the quarter ended June 30, 2018 to $2.9 million in the same period in 2019, and was consistent with the change in product sales.

Operating Expenses.    Operating expenses increased by $3.0 million, or 10.4%, from $28.8 million for the three months ended June 30, 2018 to $31.8 million for the three months ended June 30, 2019. The increase is primarily due to subcontractor expenses, payment processing and other recurring expenses during the quarter. Operating expenses as a percentage of revenue decreased slightly from 29.3% to 29.0 % for the three months ended June 30, 2018 and 2019, respectively. Operating expenses by segment appear in the table below:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Operating Expenses
Commercial Services	$16,722	$13,989	15.3%	14.2%	$2,733	19.5%
Government Solutions	14,801	14,811	13.5%	15.1%	(10)	(0.1)%
Total operating expenses before stock-based compensation	31,523	28,800	28.8%	29.3%	2,723	9.5%
Stock-based compensation	272	—	0.2%	—	272	n/a
Total Operating Expenses	$31,795	$28,800	29.0%	29.3%	$2,995	10.4%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $6.7 million for the three months ended June 30, 2019 to $20.9 million compared to $27.6 million for the three months ended June 30, 2018. The decrease was due to expenses in the three months ended June 30, 2018 for which there were no comparable amounts in the current period including: $5.8 million of transaction expenses related to the EPC acquisition of which $2.4 million is included in Corporate and $3.4 million in Commercial Services, $5.4 million of non-recurring expenses associated with the integration of both HTA and EPC, and $1.3 million paid to Platinum Equity Advisors, LLC, an affiliate of Platinum (“Advisors”), under a previous corporate advisory services agreement pursuant to which we paid a management fee for services and related expenses incurred by Advisors in the provision of those services. The decreases were partially offset by $1.1 million of expenses incurred by us during the six months ended June 30, 2019 related to the sale of 15,000,000 shares of our Class A Common Stock by the Platinum Stockholder in an underwritten secondary offering. Selling, general and administrative expenses as a percentage of revenue decreased from 28.1% to 19.0% for the three months ended June 30, 2018 and 2019, respectively. Selling, general and administrative expenses by segment appear in the table below:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, General and Administrative Expenses
Commercial Services	$9,629	$10,958	8.8%	11.2%	$(1,329)	(12.1)%
Government Solutions	7,561	7,223	6.9%	7.3%	338	4.7%
Corporate	1,135	9,407	1.0%	9.6%	(8,272)	(87.9)%
Total selling, general and administrative expenses before stock-based compensation	18,325	27,588	16.7%	28.1%	(9,263)	(33.6)%
Stock-based compensation	2,540	—	2.3%	—	2,540	n/a
Total Selling, General and Administrative Expenses	$20,865	$27,588	19.0%	28.1%	$(6,723)	(24.4)%

Depreciation, Amortization, and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization, and gain or loss on disposal of assets, net, increased by $1.4 million, or 4.9%, from $27.5 million for the three months ended June 30, 2018 to $28.9 million for the same period in 2019. The increase is due to additional amortization expense associated with the EPC acquisition and to a lesser extent increased capital expenditures related to Product Sales noted above.

Impairment of Property and Equipment.   Impairment of property and equipment for the three months ended June 30, 2019 includes a $5.9 million impairment charge as a result of legislative ban of most red-light photo enforcement programs in Texas as of June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.   Interest expense, net decreased by $3.9 million from $19.6 million for the three months ended June 30, 2018 to $15.7 million for the same period in 2019. The decrease is due to lower average debt balances quarter over quarter primarily related to the full pay off of the New Second Lien Term Loan. The average debt balance for the three months ended June 30, 2018 was $1.04 billion compared to $900.7 million for the same period in 2019. See “—Liquidity and Capital Resources.”

Other Income, Net.   Other income, net for the three months ended June 30, 2019 was $3.3 million compared to $2.8 million in the three months ended June 30, 2018. The increase is primarily due to increased tolling activity. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Provision (Benefit).   Income tax provision (benefit) changed by $2.0 million from $(0.2) million, representing an effective tax rate of (4.7%), for the three months ended June 30, 2018 to a tax of $1.7 million, representing an effective tax rate of 32.6% for the same period in 2019. The effective tax rate change was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation, non-deductible secondary offering transaction costs, and the Global Intangible Low Tax Income inclusion.

Net Income (Loss).    We had net income of $3.6 million for the three months ended June 30, 2019, compared to a net loss of $4.8 million for the three months ended June 30, 2018. The improved net income was in line with our revenue growth and other statements of operations activity discussed above.

Adjusted EBITDA.    For the three months ended June 30, 2019 adjusted EBITDA was $59.7 million, an increase of $5.1 million or 9.3 % from the three months ended June 30, 2018. The growth was in line with the income statement activity discussed above, adjusted for certain transactions and non-recurring expenses.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth for each of the year-to-date periods indicated our statements of operations data and other information and expresses each item as a percentage of total revenues for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$201,127	$166,050	96.7%	99.2%	$35,077	21.1%
Product sales	6,909	1,388	3.3%	0.8%	5,521	397.8%
Total revenue	208,036	167,438	100.0%	100.0%	40,598	24.2%
Cost of service revenue	3,002	2,482	1.4%	1.5%	520	21.0%
Cost of product sales	3,194	1,050	1.6%	0.6%	2,144	204.2%
Operating expenses	61,133	52,481	29.4%	31.3%	8,652	16.5%
Selling, general and administrative expenses	41,416	60,864	19.9%	36.4%	(19,448)	(32.0)%
Depreciation, amortization and (gain) loss on disposal of assets, net	57,791	46,040	27.8%	27.5%	11,751	25.5%
Impairment of property and equipment	5,898	—	2.8%	—	5,898	n/a
Total costs and expenses	172,434	162,917	82.9%	97.3%	9,517	5.8%
Income from operations	35,602	4,521	17.1%	2.7%	31,081	687.5%
Interest expense, net	31,689	32,226	15.2%	19.2%	(537)	(1.7)%
Loss on extinguishment of debt	—	10,151	—	6.1%	(10,151)	n/a
Other income, net	(5,552)	(4,059)	(2.6)%	(2.4)%	(1,493)	36.8%
Total other expenses	26,137	38,318	12.6%	22.9%	(12,181)	(31.8)%
Income (loss) before income tax provision (benefit)	9,465	(33,797)	4.5%	(20.2)%	43,262	128.0%
Income tax provision (benefit)	3,054	(6,844)	1.4%	(4.1)%	9,898	144.6%
Net income (loss)	$6,411	$(26,953)	3.1%	(16.1)%	$33,364	123.8%

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Adjusted EBITDA(1)	$110,946	$88,380	53.3%	52.8%	$22,566	25.5%

(1)

Adjusted EBITDA is a non-GAAP measure. Refer to the section entitled Non-GAAP Financial Data for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.    Service revenue increased by $35.1 million, or 21.1%, to $201.1 million for the six months ended June 30, 2019 from $166.1 million for the six months ended June 30, 2018, representing 96.7% and 99.2% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service Revenue
Commercial Services	$130,679	$92,218	62.8%	55.1%	$38,461	41.7%
Government Solutions	70,448	73,832	33.9%	44.1%	(3,384)	(4.6)%
Total Service Revenue	$201,127	$166,050	96.7%	99.2%	$35,077	21.1%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Service revenue increased by $38.5 million, or 41.7%, from $92.2 million for the six months ended June 30, 2018 to $130.7 million for the six months ended June 30, 2019. We acquired HTA, a toll and violation processor, on March 1, 2018, and EPC, a European violations processor, on April 6, 2018. These acquisitions contributed $21.6 million to year over year service revenue growth. The remaining increase was mainly due to a $16.0 million increase resulting from improved volumes in both billable days and tolls processed across our tolling products.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased by $3.4 million, or 4.6%, to $70.4 million for the six months ended June 30, 2019 from $73.8 million for the six months ended June 30, 2018. Our red-light photo enforcement service revenue declined $4.0 million year over year. This was primarily due to a $1.5 million decline from the loss of our Miami program and $0.7 million due to the loss of Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The loss of most of our red-light programs in Texas will negatively impact service revenue for the next four quarters. The remaining decline results from lower price per system in variable contracts. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. These declines were offset by speed program revenue, which grew approximately $2.4 million due to increases in the total number of camera systems installed and higher average pricing. We believe that school zone speed programs will continue to be a growth product in fiscal 2019.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric during the first quarter of 2019, and are reporting only installed camera systems that are generating revenue, as we believe this is a more meaningful presentation. There were an average of 4,620 camera systems installed during the six months ended June 30, 2019 compared to an average of 4,232 for the same period in 2018. The increase in camera systems was primarily due to new installations of school bus arm systems and to a lesser extent the expansion of speed enforcement systems with existing customers. This increase was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of Miami and Texas programs noted above.

Product Sales.    Product sales include revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $5.5 million, from $1.4 million for the six months ended June 30, 2018 to $6.9 million for the same period in 2019. The increase is primarily driven by sales to a single customer who is in the process of expanding their existing school zone speed program. We anticipate continued growth in product sales for the remainder of 2019.

Cost of Service Revenue.    Cost of service revenue increased by $0.5 million, to $3.0 million for the six months ended June 30, 2019 from $2.5 million for the six months ended June 30, 2018. The increase is primarily due to the inclusion of EPC operations for the entire period in the six months ended June 30, 2019 compared to only three months in the prior period.

Cost of Product Sales.    Cost of product sales increased by $2.1 million from $1.1 million in the six months ended June 30, 2018 to $3.2 million in the same period in 2019, and was consistent with the change in product sales.

Operating Expenses.    Operating expenses increased by $8.7 million, or 16.5%, from $52.5 million for the six months ended June 30, 2018 to $61.1 million for the six months ended June 30, 2019. The increase is primarily due to the inclusion of HTA and EPC operations for the entire six month period ended June 30, 2019 compared to four months of expenses for HTA and three months for EPC during the six months ended June 30, 2018. Operating expenses as a percentage of revenue decreased from 31.3% to 29.4% for the six months ended June 30, 2018 and 2019, respectively, reflecting management's focus on operational efficiency. Operating expenses by segment appear in the table below:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Operating Expenses
Commercial Services	$31,818	$23,630	15.3%	14.1%	$8,188	34.7%
Government Solutions	28,839	28,851	13.9%	17.2%	(12)	(0.0)%
Total operating expenses before stock-based compensation	60,657	52,481	29.2%	31.3%	8,176	15.6%
Stock-based compensation	476	—	0.2%	—	476	n/a
Total Operating Expenses	$61,133	$52,481	29.4%	31.3%	$8,652	16.5%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the six months ended June 30, 2019 decreased by $19.5 million to $41.4 million, compared to $60.9 million for the six months ended June 30, 2018. The decrease was primarily related to expenses in the six months ended June 30, 2018 for which there were no comparable amounts in the current period. During the six months ended June 30, 2018, we incurred $23.9 million of transaction expenses related to the acquisitions of HTA and EPC of which $19.1 million is included in Commercial Services and $4.8 million is included in Corporate, $7.1 million of other non-recurring expenses primarily associated with integration and $2.7 million paid to Advisors under the previous corporate advisory services agreement described above.

Selling, general and administrative expenses as a percentage of revenue decreased from 36.4% to 19.9% for the six months ended June 30, 2018 and 2019, respectively, as a result of items noted above. Selling, general and administrative expenses by segment appear in the table below:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, General and Administrative Expenses
Commercial Services	$20,391	$32,552	9.8%	19.5%	$(12,161)	(37.4)%
Government Solutions	15,411	13,345	7.4%	8.0%	2,066	15.5%
Corporate	1,135	14,967	0.5%	8.9%	(13,832)	(92.4)%
Total selling, general and administrative expenses before stock-based compensation	36,937	60,864	17.7%	36.4%	(23,927)	(39.3)%
Stock-based compensation	4,479	—	2.2%	—	4,479	n/a
Total Selling, General and Administrative Expenses	$41,416	$60,864	19.9%	36.4%	$(19,448)	(32.0)%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization and gain or loss on disposal of assets, net, increased by $11.8 million, or 25.5%, from $46.0 million for the six months ended June 30, 2018 to $57.8 million for the same period in 2019. The increase is primarily due to the inclusion of amortization expense resulting from the HTA and EPC acquisitions for the entire six month period ended June 30, 2019 compared to partial periods in the 2018 period.

Impairment of Property and Equipment.  Impairment of property and equipment for the six months ended June 30, 2019 includes a $5.9 million impairment charge as a result of a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.    Interest expense, net decreased by $0.5 million from $32.2 million for the six months ended June 30, 2018 to $31.7 million for the same period in 2019. The decrease is due to higher average debt balances for the majority of the six month period ended June 30, 2018. See “—Liquidity and Capital Resources.”

Loss on Extinguishment of Debt.    Loss on extinguishment of debt of $10.2 million in the six months ended June 30, 2018 was a result of the 2017 Credit Facilities replaced with the 2018 Credit Facilities in connection with the HTA acquisition. The loss consisted of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs, and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities. See “—Liquidity and Capital Resources.”

Other Income, Net.    Other income, net for the six months ended June 30, 2019 was $5.6 million compared to $4.1 million in the six months ended June 30, 2018. The is primarily due to the increased purchasing card rebates resulting from the inclusion of HTA operations for the entire period in the six months ended June 30, 2019 compared to four months in the 2018 period. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Provision (Benefit).    Income tax provision (benefit) increased by $9.9 million from $(6.9) million, representing an effective tax rate of (20.3%), for the six months ended June 30, 2018 to a tax of $3.1 million, representing an effective tax rate of 32.3% for the same period in 2019. The effective tax rate change was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation and the Global Intangible Low Tax Income inclusion.

Net Income (Loss).    We had net income of $6.4 million for the six months ended June 30, 2019, as compared to a net loss of $27.0 million for the six months ended June 30, 2018. The increase in net income was primarily due to expenses in the 2018 period related to an aggregate of $43.9 million of acquisition, refinancing (including loss on extinguishment of debt) and integration costs associated with the HTA and EPC acquisitions for which there no comparable amounts in the six months ended June 30, 2019. This increase was partially offset by related amortization expense and an impairment charge, noted above.

Adjusted EBITDA.    For the six months ended June 30, 2019 adjusted EBITDA was $110.9 million, an increase of $22.6 million or 25.5 % from the six months ended June 30, 2018. The growth was in line with the income statement activity discussed above, adjusted for certain transactions and non-recurring expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations, long-term borrowings and borrowings under revolving credit facilities.

We have incurred significant long-term debt, as described below, to fund the ATS Merger and the HTA acquisition.

We believe that the existing cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business that it undertakes, including strategic acquisitions. Should we pursue additional strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, which may not be available to us on favorable terms, borrowings on the revolver under the 2018 Credit Facilities (defined below), equity financings or at all.

We have the ability to borrow under our revolving credit facility to meet obligations as they come due. At June 30, 2019, we had $74.9 million available for borrowing, net of letters of credit, under the New Revolver (defined below).

The following table sets forth certain captions within our condensed consolidated statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2019	2018
Net cash provided by operating activities	$45,781	$12,534
Net cash used in investing activities	(14,178)	(536,468)
Net cash (used in) provided by financing activities	(4,704)	545,626

Cash Flows from Operating Activities

Cash provided by operating activities increased $33.2 million from $12.5 million for the six months ended June 30, 2018 to $45.8 million for same period in 2019.

The change in cash provided by operating activities year over year was primarily due to net income increase of $33.4 million from a loss of $27.0 million in the six months ended June 30, 2018 to income of $6.4 million in the six months ended June 30, 2019. The growth in net income was driven by the inclusion of the results of HTA and EPC operations for the full six month period in 2019 versus only partial periods in the 2018 period. It is also attributable to $31.1 million of transaction and other non-recurring expenses and $10.2 million non-cash loss on extinguishment of debt in the six months ended June 30, 2018 for which there is no comparable amounts in the current period.

Adjustments to reconcile net income (loss) to net cash provided by operations increased by $11.9 million. The increase is primarily due to inclusion of the amortization of intangibles associated with the HTA and EPC acquisitions for the full six month period in 2019 versus partial periods in the 2018 period. The $10.2 million loss on extinguishment of debt in the six months ended June 30, 2018 for which there is no comparable amount in the current period was offset by a $5.9 million impairment charge and the $5.0 million stock-based compensation amounts in the 2019 period for which there were no comparable amounts in the prior period.

The aggregate change in operating assets and liabilities represents an aggregate decrease of $12.0 million for the six months ended June 30, 2019 versus the 2018 period. The decrease was primarily driven by a net increase in accounts receivables and unbilled receivables of $10.5 million during the 2019 period due to the timing of billings and customer collections. Additionally, prepaid and other current assets increased $3.4 million due to the timing of payments. These amounts were partially offset by a net increase in accounts payable and other liabilities of $1.6 million due to the nature and timing of vendor payments.

Cash Flows from Investing Activities

Cash used in investing activities was $(14.2) million and $(536.5) million for the six months ended June 30, 2019 and June 30, 2018, respectively. The change in cash used in investing activities year over year was primarily due to net cash paid in connection with the HTA and EPC acquisitions during the six months ended June 30, 2018. Cash consideration for the HTA acquisition was $531.7 million net of $3.0 million of cash acquired, and for EPC it was $2.6 million, net of $9.0 million of cash acquired. Additionally, purchases of installation and service parts and property, plant and equipment increased from $11.1 million in the six months ended June 30, 2018 to $14.2 million in the six months ended June 30, 2019.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(4.7) million and $545.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively. The change in cash (used in) provided by financing activities year over year was primarily due to the Company entering into the 2018 Credit Facilities during the six months ended June 30, 2018, which included the repayment of the 2017 Credit Facilities.

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

The New First Lien Term Loan is repayable 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At June 30, 2019, the interest rate on the New First Lien Term Loan was 6.15%.

In addition, the New First Lien Term Loan contains provisions that require mandatory prepayments of excess cash flow (as defined by the New First Lien Term Loan agreement) to be made as of the last day of the fiscal year, beginning with fiscal year ending December 31, 2019, in an amount equal to the percentages set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the New First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

On July 24, 2018, we secured a $70 million incremental loan commitment under the New First Lien Term Loan. The proceeds of this incremental borrowing, together with a portion of the funds held in the Company upon the closing of the Business Combination, were used to repay our $200 million New Second Lien Term Loan in full.

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. We may at any time, on not more than five occasions, request an increase to the New Revolver of up to an aggregate amount of $50 million. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At June 30, 2019, we had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $74.9 million, net of $0.1 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at June 30, 2019. We are also required to pay participation and fronting fees on $0.1 million in outstanding letters of credit at 1.38% as of June 30, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At June 30, 2019, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2018 Credit Facilities.

We recognized a charge of $10.2 million in the six months ending June 30, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

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

Government Solutions.    The Government Solutions segment principally generates revenue from providing complete, end-to-end red-light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

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

•

Service revenue – we account for all the services as a single continuous service. We have determined our performance obligation is to provide a complete end-to-end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the local police department and processing payments on behalf of the municipality. We determined certain of the promises to our customers are capable of being distinct as they are capable of providing some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, we have determined the promises to our customers do not meet the criterion of being distinct within the context of our contracts. We would not be able to fulfill our promises individually as our customers could not obtain the intended benefit from the contract without us fulfilling all promises. Accordingly, we concluded that each contract represents one service offering and is a single performance obligation to our customer. Further, we applied the series guidance for those services as the nature of the service is to provide a service for a period of time with distinct time increments. We recognize revenue from services over time, as it is performed, which is consistent with the pattern in which our customers receive and consume the benefits.

Remaining Performance Obligations

As of June 30, 2019, we had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which includes amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract as of June 30, 2019. As these amounts relate to the initial deferral of revenue under a contract, we expect to recognize these amounts over a two month period at the end of the contract.

We apply the practical expedient and do not disclose variable consideration allocated entirely to wholly unsatisfied stand-ready performance obligations for certain Government Solutions and Commercial Services contracts as part of the information about remaining performance obligations. The duration for these contracts ranges between 3 and 5 years for new contracts.

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

JOBS Act

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have not elected to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Non-GAAP Financial Data

We define “Adjusted EBITDA” as net income (loss) adjusted to exclude (i) interest expense, net (ii) income tax provision (benefit), (iii) depreciation and amortization, (iv) stock-based compensation and (v) as further adjusted to eliminate the impact of certain non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted EBITDA margin % represents Adjusted EBITDA as a percentage of total revenue. We use these metrics to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

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

Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP, or measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA and Adjusted EBITDA margin % have important limitations as analytical tools, and should not be considered either in isolation, or as a substitute for analysis of our results as reported under GAAP. In addition, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies and may, therefore, have limitations as a comparative analytical tool. For example, Adjusted EBITDA and Adjusted EBITDA margin %:

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

The following table sets forth our reconciliation of Adjusted EBITDA to net income (loss) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss)	$3,591	$(4,795)	$6,411	$(26,953)
Interest expense, net	15,656	19,579	31,689	32,226
Income tax provision (benefit)	1,734	(234)	3,054	(6,844)
Depreciation and amortization	28,865	27,496	57,804	46,047
EBITDA	49,846	42,046	98,958	44,476
Transaction and other related expenses (i)	1,135	5,816	1,135	23,920
Transformation expenses (ii)	—	5,393	—	7,133
Impairment of property and equipment (iii)	5,898	—	5,898	—
Loss on extinguishment of debt (iv)	—	—	—	10,151
Sponsor fees and expenses (v)	—	1,343	—	2,700
Stock-based compensation (vi)	2,812	—	4,955	—
Adjusted EBITDA	$59,691	$54,598	$110,946	$88,380

(i)

Transaction and other related expenses for the six months ended June 30, 2019 included offering costs incurred by us for the secondary offering by the Platinum Stockholder. Transaction and other related expenses incurred in the six months ended June 30, 2018 included $23.9 million of costs related to the HTA and EPC acquisitions, primarily consisting of $9.7 million for acquisition services to Advisors, $8.9 million of professional fees processed through the funds flow and $5.3 million of professional fees paid directly by us.

(ii)	Transformation expenses for the three and six months ended June 30, 2018 represent one-time costs related to optimizing the expense structure and defining the Company’s growth strategy.
(iii)	This represents an impairment charge on fixed assets during the three and six months ended June 30, 2019.
(iv)	Loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit facilities in conjunction with the HTA acquisition.
(v)	We incurred expenses in the 2018 periods associated with the previous corporate advisory services agreement with Advisors.
(vi)

Stock-based compensation for the three and six months ended June 30, 2019 represents the non-cash charge related to the issuance of awards under the Verra Mobility Corporation 2018 Equity Incentive Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rates on the New Term Loans described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.”

Interest rate risk represents our exposure to movements in interest rates associated with the variable rate debt represented by the New First Lien Term Loan. Total borrowing under the New First Lien Term Loan was $899 million at June 30, 2019. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At June 30, 2019, the interest rate on the New First Lien Term Loan was 6.15%. Based on the June 30, 2019 New First Lien Term Loan balance outstanding, each 1% movement in interest rates will result in an approximately $9.0 million change in annual interest expense.

We have not engaged in any hedging activities during the six months ended June 30, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended June 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	Aug. 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
10.1	Employee Offer Letter by and between VM Consolidated, Inc. and Garrett Miller, dated as of April 24, 2019.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101

The following financial statements from the Quarterly Report on Form 10-Q of Verra Mobility Corporation for the quarter ended June 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Changes in Shareholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements

X

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

VERRA MOBILITY CORPORATION

Date: August 06, 2019	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)