Form 10-Q
period 2019-09-30
VERRA MOBILITY Corp
filed 2019-11-05
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________.

Commission File Number: 001-37979

VERRA MOBILITY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	81-3563824
(State of	(I.R.S. Employer
Incorporation)	Identification No.)

1150 North Alma School Road	85201
Mesa, Arizona	(Zip Code)
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

As of November 1, 2019, there were 159,150,055 shares of the Company’s Class A common stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Item 1A of this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K/A for the year ended December 31, 2018, under Part I, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands except per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$135,564	$65,048
Restricted cash	2,156	2,033
Accounts receivable, net	108,682	87,511
Unbilled receivables	15,073	12,956
Prepaid expenses and other current assets	26,623	17,600
Total current assets	288,098	185,148
Installation and service parts, net	7,936	9,282
Property and equipment, net	69,481	69,243
Intangible assets, net	444,506	514,542
Goodwill	563,452	564,723
Other non-current assets	2,386	1,845
Total assets	$1,375,859	$1,344,783
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$57,194	$45,188
Accrued liabilities	24,020	14,444
Current portion of long-term debt	9,104	9,104
Total current liabilities	90,318	68,736
Long-term debt, net of current portion and deferred financing costs	858,189	860,249
Other long-term liabilities	2,872	3,369
Payable related to tax receivable agreement	66,097	69,996
Asset retirement obligation	6,740	6,750
Deferred tax liabilities	24,052	33,627
Total liabilities	1,048,268	1,042,727
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	54,862	73,150
Additional paid-in capital	369,670	348,017
Accumulated deficit	(89,400)	(113,306)
Accumulated other comprehensive loss	(7,557)	(5,821)
Total stockholders' equity	327,591	302,056
Total liabilities and stockholders' equity	$1,375,859	$1,344,783

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Service revenue	$110,757	$105,203	$311,884	$271,253
Product sales	17,483	2,399	24,392	3,787
Total revenue	128,240	107,602	336,276	275,040
Cost of service revenue	1,388	1,735	4,390	4,217
Cost of product sales	7,238	1,375	10,432	2,425
Operating expenses	32,965	27,820	94,098	80,301
Selling, general and administrative expenses	21,293	21,687	62,709	82,551
Depreciation, amortization and (gain) loss on disposal of assets, net	28,697	28,790	86,488	74,830
Impairment of property and equipment	—	—	5,898	—
Total costs and expenses	91,581	81,407	264,015	244,324
Income from operations	36,659	26,195	72,261	30,716
Interest expense, net	14,932	20,312	46,621	52,538
Loss on extinguishment of debt	—	—	—	10,151
Other income, net	(2,727)	(2,942)	(8,279)	(7,001)
Total other expenses	12,205	17,370	38,342	55,688
Income (loss) before income tax provision (benefit)	24,454	8,825	33,919	(24,972)
Income tax provision (benefit)	6,702	2,312	9,756	(4,532)
Net income (loss)	$17,752	$6,513	$24,163	$(20,440)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,664)	(728)	(1,736)	(4,440)
Total comprehensive income (loss)	$16,088	$5,785	$22,427	$(24,880)
Earnings (loss) per share:
Basic weighted average shares outstanding	158,610	72,904	157,514	69,334
Basic earnings (loss) per share	$0.11	$0.09	$0.15	$(0.29)
Diluted weighted average shares outstanding	163,705	72,904	160,723	69,334
Diluted earnings (loss) per share	$0.11	$0.09	$0.15	$(0.29)

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2019
	Common Stock		Common Stock Contingent	Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Shareholders'
(In thousands)	Shares	Amount	Consideration	Capital	(Deficit)	Loss	Equity
Balance as of December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	2,820	—	2,820
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(6,205)	—	—	(6,205)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Stock-based compensation	—	—	—	2,143	—	—	2,143
Other comprehensive income	—	—	—	—	—	1,324	1,324
Balance as of March 31, 2019	156,057	16	73,150	346,895	(110,743)	(4,497)	304,821
Net income	—	—	—	—	3,591	—	3,591
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of restricted stock units	53	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,812	—	—	2,812
Other comprehensive loss	—	—	—	—	—	(1,396)	(1,396)
Balance as of June 30, 2019	158,610	16	54,862	367,995	(107,152)	(5,893)	309,828
Net income	—	—	—	—	17,752	—	17,752
Adjustment to equity infusion from Gores	—	—	—	(796)	—	—	(796)
Stock-based compensation	—	—	—	2,471	—	—	2,471
Other comprehensive loss	—	—	—	—	—	(1,664)	(1,664)
Balance as of September 30, 2019	158,610	$16	$54,862	$369,670	$(89,400)	$(7,557)	$327,591

For the Three and Nine Months Ended September 30, 2018

Balance as of December 31, 2017	60,484	$6	$—	$129,020	$18,238	$—	$147,264
Net loss	—	—	—	—	(22,158)	—	(22,158)
Stock issued in exchange for HTA acquisition	6,051	1	—	57,270	—	—	57,271
Balance as of March 31, 2018	66,535	7	—	186,290	(3,920)	—	182,377
Net loss	—	—	—	—	(4,795)	—	(4,795)
Stock issued in exchange for EPC acquisition	6,369	1	—	60,284	—	—	60,285
Other comprehensive loss	—	—	—	—	—	(3,712)	(3,712)
Balance as of June 30, 2018	72,904	8	—	246,574	(8,715)	(3,712)	234,155
Net income	—	—	—	—	6,513	—	6,513
Other comprehensive loss	—	—	—	—	—	(728)	(728)
Balance as of September 30, 2018	72,904	$8	$—	$246,574	$(2,202)	$(4,440)	$239,940

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$24,163	$(20,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	86,501	74,839
Amortization of deferred financing costs and discounts	5,066	6,933
Impairment of property and equipment	5,898	—
Bad debt expense	5,347	4,355
Deferred income taxes	(9,426)	(16,514)
Stock-based compensation	7,426	—
Loss on extinguishment of debt	—	10,151
Installation and service parts expense	1,055	432
Accretion expense	269	292
Write-downs of installation and service parts and (gain) on disposal of assets	(13)	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,353)	(10,703)
Unbilled receivables	(2,117)	(7,744)
Prepaid expenses and other current assets	(8,971)	3,751
Other assets	(541)	(1,305)
Accounts payable and accrued liabilities	12,258	1,651
Other liabilities	(4,976)	365
Net cash provided by operating activities	95,586	46,054
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	—	(525,362)
Purchases of installation and service parts and property and equipment	(17,492)	(19,622)
Cash proceeds from the sale of assets	14	5
Net cash used in investing activities	(17,478)	(544,979)
Cash Flows from Financing Activities:
Borrowings on revolver	—	468
Repayment on revolver	—	(468)
Borrowings of long-term debt	—	1,033,800
Repayment of long-term debt	(6,827)	(452,575)
Payment of debt issuance costs	(299)	(30,352)
Payment of debt extinguishment costs	—	(8,187)
Net cash (used in) provided by financing activities	(7,126)	542,686
Effect of exchange rate changes on cash and cash equivalents	(343)	(594)
Net increase in cash, cash equivalents and restricted cash	70,639	43,167
Cash, cash equivalents and restricted cash - beginning of period	67,081	10,509
Cash, cash equivalents and restricted cash - end of period	$137,720	$53,676

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental cash flow information:
Interest paid	$42,308	$45,238
Income taxes paid, net	23,870	857
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	2,940	—
Gores equity infusion working capital adjustment payable to related party	7,001	—
Earn-out shares issued to Platinum Stockholder	18,288	—
Additions to ARO, property and equipment, and other	175	188
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	8,399	3,518
Capital contributions received in Parent common stock	—	117,556
Payable to HTA sellers in connection with business acquisition	—	11,337

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

Description of Business

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies and state and local governments. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating divisions: Commercial Services and Government Solutions (see Note 15).

The Commercial Services division offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies. In Europe, the Company provides violations processing through Euro Parking Collection plc (“EPC”).

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and issued an amendment within ASU 2019-04, collectively Topic 825. The main objective of the updates is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The Company adopted the new standard as of July 01, 2019 which did not have a material effect on the Company’s financial position, results of operations or cash flows and disclosures.

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

The following table provides a reconciliation of Cash and cash equivalents and Restricted cash reported within the Condensed Consolidated Balance Sheets as of September 30, 2019 and 2018, respectively, that sums to the total of such amounts in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, respectively:

($ in thousands)	September 30, 2019	September 30, 2018
Cash and cash equivalents	$135,564	$51,948
Restricted cash	2,156	1,728
Cash, cash equivalents and restricted cash in the Condensed Consolidated Statements of Cash Flows	$137,720	$53,676

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

Remaining Performance Obligations

As of September 30, 2019, the Company had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of September 30, 2019. As these amounts relate to the initial deferral of revenue under a contract, the Company expects to recognize these amounts over a two month period at the end of the contract.

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

Verra Mobility Merger

As described in Note 1, Gores and Greenlight consummated the Business Combination on October 17, 2018. Pursuant to Business Combinations (Topic 805), the Business Combination qualified as a reverse acquisition because immediately following completion of the transaction the stockholders of Greenlight immediately prior to the Business Combination maintained effective control of Verra Mobility, the post-combination company. For accounting purposes, Greenlight is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as recapitalization of Greenlight (i.e. a capital transaction involving the issuance of stock by Greenlight in exchange for the payment of cash by Gores to the selling shareholders of Greenlight). Accordingly, the consolidated assets, liabilities and results of operations of Greenlight are the historical financial statements of Verra Mobility and the Gores assets, liabilities and results of operations are consolidated with Greenlight beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded for this transaction. The Company effected this treatment through opening stockholders’ equity by adjusting the number of common shares outstanding. Other than underwriting and professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores, Greenlight and the stockholders of the respective companies. During the nine months ended September 30, 2019, the Company recorded a $7.0 million payable to Platinum, a related party, for the recapitalization related to the working capital adjustment required by the merger agreements. This resulted in a decrease to the Additional paid-in capital account for $7.0 million, and a corresponding increase to Accrued liabilities.

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

The Company recognized $15.6 million of costs related to the HTA Merger, which were included in Selling, general and administrative expenses in the Condensed Consolidated Statement of Operations in the nine months ended September 30, 2018.  These costs consisted of $7.2 million for acquisition services to Advisors and $8.4 million of professional fees and other expenses related to the transaction.

EPC Merger

On April 6, 2018, the Company acquired all of the issued and outstanding capital stock of EPC, pursuant to a stock purchase agreement for purchase consideration of 5.54 shares of Greenlight common stock and working capital adjustments set forth in the stock purchase agreement, which aggregated $2.6 million, resulting in an aggregate purchase price of $62.9 million (the “EPC Merger”). The Company reflected the receipt of the Greenlight common shares as a capital contribution from Parent and then delivered these shares to the EPC sellers as non-cash purchase consideration.

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

The Company recognized $3.0 million of costs related to the EPC Merger in the nine months ended September 30, 2018, which consisted of $2.5 million for acquisition services to Advisors and $0.5 million of professional fees and other expenses.

Pro Forma Financial Information

The pro forma information below gives effect to the Business Combination, the HTA Merger and the EPC Merger (collectively, the “Transactions”) as if they had been completed on the first day of the period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Transactions been completed on the first day of the period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the Transactions. The pro forma information includes adjustments to record the assets and liabilities associated with the Transactions at their respective fair values based on available information and to give effect to the financing for the Transactions.

Nine Months Ended
($ in thousands)	September 30, 2018
Revenue	$294,262
Income from operations	50,922
Net income before income tax	14,357
Net income	8,715
Earnings per share - basic	$0.13

The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquired businesses and interest expense for debt issued in connection with the HTA Merger.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2019	December 31, 2018
Prepaid tolls	$10,609	$8,434
Prepaid services	4,710	3,017
Prepaid income taxes	5,608	1,562
Prepaid computer maintenance	2,679	1,709
Deposits	1,699	839
Prepaid insurance	583	1,230
Prepaid rent	535	406
Other	200	403
Total prepaid expenses and other current assets	$26,623	$17,600

5.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2018	$404,977	$159,746	$564,723
Foreign currency translation adjustment	(1,271)	—	(1,271)
Balance at September 30, 2019	$403,706	$159,746	$563,452

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2019			December 31, 2018
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	1.8 years	$31,265	$16,518	2.7 years	$31,302	$8,902
Non-compete agreements	3.3 years	62,100	21,705	4.0 years	62,100	12,390
Customer relationships	7.1 years	359,132	72,450	7.9 years	359,768	42,201
Developed technology	3.5 years	160,724	58,042	4.3 years	160,852	35,987
Gross carrying value of intangible assets		613,221	$168,715		614,022	$99,480
Less: accumulated amortization		(168,715)			(99,480)
Intangible assets, net		$444,506			$514,542

Amortization expense was $23.1 million for each of the three months ended September 30, 2019 and 2018, and was $69.4 million and $57.7 million for the nine months ended September 30, 2019 and 2018, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2019	$23,022
2020	92,088
2021	83,797
2022	79,090
2023	50,691
2024	40,203
Thereafter	75,615
Total	$444,506

6.	Impairment of Property and Equipment

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

The state of Texas passed legislation as of June 1, 2019 to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The Company considered this event an indicator for potential impairment and, as such, evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, the Company recognized an impairment charge in the Government Solutions segment of $5.9 million for the nine months ended September 30, 2019, which is included in Impairment of property and equipment in the Condensed Consolidated Statements of Operations.

7.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2019	December 31, 2018
Accrued salaries and wages	$9,749	$8,340
Gores equity infusion working capital adjustment payable to related party	7,001	—
Restricted cash due to customers	2,156	2,033
Current portion of related party TRA liability	914	—
Accrued self-insurance liability	798	423
Accrued sales commissions	599	463
Advanced deposits payable	375	805
Deferred rent	371	523
Income taxes payable	359	862
Accrued interest payable	216	232
Other	1,482	763
Total accrued liabilities	$24,020	$14,444

8.	Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	September 30, 2019	December 31, 2018
New First Lien Term Loan, due February 28, 2025	$896,697	$903,524
Less: original issue discounts	(5,026)	(5,819)
Less: unamortized deferred financing costs	(24,378)	(28,352)
Total debt	867,293	869,353
Less: Current portion of long-term debt	(9,104)	(9,104)
Total long-term debt, net of current portion	$858,189	$860,249

In connection with the ATS Merger, ATS Consolidated, Inc., subsequently renamed VM Consolidated, Inc., a wholly- owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “Old First Lien”), a Second Lien Term Loan Credit Agreement (the “Old Second Lien”), (collectively the “Old Term Loans”), and a Revolving Credit Agreement (the “Old Revolver”) with a syndicate of lenders (collectively, the “2017 Credit Facilities”). The 2017 Credit Facilities provided for committed senior secured financing of $490.0 million, consisting of the following: the Old Term Loans with an aggregate principal amount of $450.0 million; and the Old Revolver, available for loans and letters of credit with an aggregate revolving commitment of up to $40.0 million (based on borrowing based eligibility as described below).

In connection with the HTA Merger, the Company replaced the 2017 Credit Facilities by entering into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan”), (collectively the “New Term Loans”) and a Revolving Credit Agreement (the “New Revolver”) with a syndicate of lenders (collectively, the “2018 Credit Facilities”). The 2018 Credit Facilities provide for committed senior secured financing of $1.115 billion, consisting of the New Term Loans with an aggregate principal amount of $1.04 billion and the New Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (based on borrowing based eligibility as described below).

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

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At September 30, 2019, the interest rate on the New First Lien Term Loan was 5.79%.

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

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At September 30, 2019, the Company had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $74.9 million, net of $0.1 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at September 30, 2019. The Company is also required to pay participation and fronting fees on $0.1 million in outstanding letters of credit at 1.38% as of September 30, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At September 30, 2019, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recognized a charge of $10.2 million in the nine months ended September 30, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $14.9 million and $20.3 million for the three months ended September 30, 2019 and 2018, respectively, and $46.6 million and $52.5 million for the nine months ended September 30, 2019 and 2018, respectively.

The weighted average effective interest rate of the Company’s outstanding borrowings under the 2018 Credit Facilities was 5.79% at September 30, 2019.

9.	Fair Value Measurements

As of September 30, 2019 and December 31, 2018, the amounts of our assets and liabilities that were accounted for at fair value were immaterial.

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

Fair Value of Financial Instruments

The carrying amounts reported in our unaudited interim condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of our New First Lien Term Loan as of September 30, 2019 and December 31, 2018 is categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of our debt is as follows:

	Level in	September 30, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total debt	2	$867,293	$902,301	$869,353	$889,971

10.	Net Income (Loss) Per Share

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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss)	$17,752	$6,513	$24,163	$(20,440)
Denominator:
Weighted average shares - basic	158,610	72,904	157,514	69,334
Common stock equivalents	5,095	—	3,209	—
Weighted average shares - diluted	163,705	72,904	160,723	69,334
Net income (loss) per common share - basic	$0.11	$0.09	$0.15	$(0.29)
Net income (loss) per common share - diluted	$0.11	$0.09	$0.15	$(0.29)
Antidilutive weighted average shares excluded from diluted net income (loss) per share:
Contingently issuable shares (1)	7,500	—	8,571	—
Warrants	—	20,000	6,667	20,000
Restricted stock units	—	—	29	—
Total antidilutive shares excluded	7,500	20,000	15,267	20,000

(1)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 13, Related Party Transactions.

11.	Income Taxes

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

Our effective income tax rate was 27.4% and 26.2% for the three months ended September 30, 2019 and 2018, respectively, and 28.8% and (18.1)% for the nine months ended September 30, 2019, and 2018, respectively. The increase, compared to the same periods in 2018, was primarily due to higher pretax income across multiple jurisdictions and an increase in permanent differences between book and taxable income.

The total amount of unrecognized tax benefits as of September 30, 2019 was $2.0 million, of which $1.8 million would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2019, we had $0.7 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax return remains subject to income tax examinations by tax authorities for the years 2016 to 2018. The Company’s state income tax returns are under examination by certain states for tax years 2015 to 2017, and other state income tax returns are subject to examination for tax years 2014 to 2018. Tax returns for years prior to 2014 remain open in a number of states due to tax attributes generated but not utilized yet. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

12.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Operating expenses	$138	$—	$614	$—
Selling, general and administrative expenses	2,333	—	6,812	—
Total stock-based compensation expense	$2,471	$—	$7,426	$—

There were no corresponding stock compensation amounts in the three and nine months ended September 30, 2018.

13.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a tax receivable agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from the acquisition of HTA by Verra Mobility prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company adjusted this amount. At September 30, 2019, the TRA was approximately $67.0 million of which $0.9 million was the current portion included in Accrued liabilities and $66.1 million included in Payable related to tax receivable agreement on the Condensed Consolidated Balance Sheets. Future adjustments to the liability under the TRA will be based upon changes to future anticipated taxable income and tax rates and will be recorded in the statement of operations.

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

The Company has estimated the fair value of the contingently issuable shares to be $73.15 million. The Company used a Monte Carlo simulation option-pricing model to arrive at this estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This was initially recorded as a distribution to shareholders and was presented as Common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Common stock contingent consideration to Common stock and Additional paid-in capital. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

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

Advisory Services Agreement

The Company had a corporate advisory services agreement with Advisors whereby the Company paid a management fee for services and related expenses incurred by Advisors in the provision of those services. The Company paid $4.1 million during the nine months ended September 30, 2018. The agreement was terminated effective October 17, 2018 in connection with the Business Combination.

On January 7, 2019, the Company entered into a new corporate advisory services agreement with Advisors to provide certain transactional and corporate advisory services to the Company as mutually agreed by the parties. No fees are payable under the agreement, but the Company must reimburse Advisors for its out-of-pocket expenses incurred in connection with services rendered.

14.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $0.1 million at September 30, 2019.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at September 30, 2019 were $16.5 million.

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

The Company has two operating and reportable segments, Commercial Services and Government Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes. The Company’s Chief Operating Decision Maker (“CODM”) function is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM function monitors operating performance, allocates resources and deploys capital based on these two segments.

Segment performance is based on revenues and income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, impairment of property and equipment, and stock-based compensation. The measure also excludes interest expense, net, loss on extinguishment of debt, income taxes and is inclusive of other income, net. The tables below refer to this measure as Segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM function for the operating and reportable segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling violations and is therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$77,633	$33,124	$—	$110,757
Product sales	—	17,483	—	17,483
Total revenue	77,633	50,607	—	128,240
Cost of service revenue	1,064	324	—	1,388
Cost of product sales	—	7,238	—	7,238
Operating expenses	17,777	15,050	—	32,827
Selling, general and administrative expenses	10,407	8,266	287	18,960
Other income, net	(2,672)	(55)	—	(2,727)
Segment profit (loss)	$51,057	$19,784	$(287)	$70,554
Segment profit (loss)	$51,057	$19,784	$(287)	$70,554
Depreciation and amortization	—	—	28,697	28,697
Stock-based compensation	—	—	2,471	2,471
Interest expense, net	—	—	14,932	14,932
Income (loss) before income tax provision	$51,057	$19,784	$(46,387)	$24,454

	For the Three Months Ended September 30, 2018
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$71,971	$33,232	$—	$105,203
Product sales	—	2,399	—	2,399
Total revenue	71,971	35,631	—	107,602
Cost of service revenue	1,087	648	—	1,735
Cost of product sales	—	1,375	—	1,375
Operating expenses	13,969	13,851	—	27,820
Selling, general and administrative expenses	10,440	7,241	4,006	21,687
Other (income) expense, net	(2,943)	(26)	27	(2,942)
Segment profit (loss)	$49,418	$12,542	$(4,033)	$57,927
Segment profit (loss)	$49,418	$12,542	$(4,033)	$57,927
Depreciation and amortization	—	—	28,792	28,792
Gain on disposal of assets, net	—	—	(2)	(2)
Interest expense	—	—	20,312	20,312
Income (loss) before income tax provision	$49,418	$12,542	$(53,135)	$8,825

	For the Nine Months Ended September 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$208,312	$103,572	$—	$311,884
Product sales	—	24,392	—	24,392
Total revenue	208,312	127,964	—	336,276
Cost of service revenue	2,843	1,547	—	4,390
Cost of product sales	—	10,432	—	10,432
Operating expenses	49,595	43,889	—	93,484
Selling, general and administrative expenses	30,798	23,677	1,422	55,897
Other income, net	(8,150)	(129)	—	(8,279)
Segment profit (loss)	$133,226	$48,548	$(1,422)	$180,352
Segment profit (loss)	$133,226	$48,548	$(1,422)	$180,352
Depreciation and amortization	—	—	86,501	86,501
Gain on disposal of assets, net	—	(13)	—	(13)
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	7,426	7,426
Interest expense, net	—	—	46,621	46,621
Income (loss) before income tax provision	$133,226	$42,663	$(141,970)	$33,919

	For the Nine Months Ended September 30, 2018
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$164,189	$107,064	$—	$271,253
Product sales	—	3,787	—	3,787
Total revenue	164,189	110,851	—	275,040
Cost of service revenue	2,054	2,163	—	4,217
Cost of product sales	—	2,425	—	2,425
Operating expenses	37,599	42,702	—	80,301
Selling, general and administrative expenses	42,992	20,586	18,973	82,551
Other income, net	(6,912)	(89)	—	(7,001)
Segment profit (loss)	$88,456	$43,064	$(18,973)	$112,547
Segment profit (loss)	$88,456	$43,064	$(18,973)	$112,547
Depreciation and amortization	—	—	74,839	74,839
Gain on disposal of assets, net	—	—	(9)	(9)
Interest expense	—	—	52,538	52,538
Loss on extinguishment of debt	—	—	10,151	10,151
Income (loss) before income tax (benefit)	$88,456	$43,064	$(156,492)	$(24,972)

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

The following financial information presents the Condensed Consolidated Balance Sheets as of September 30, 2019, the Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2019 and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries:

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

At September 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$135,564	$—	$135,564
Restricted cash	—	2,156	—	2,156
Accounts receivable, net	—	108,682	—	108,682
Unbilled receivables	—	15,073	—	15,073
Investment in subsidiary	165,333	—	(165,333)	—
Prepaid expenses and other current assets	—	26,623	—	26,623
Total current assets	165,333	288,098	(165,333)	288,098
Installation and service parts, net	—	7,936	—	7,936
Property and equipment, net	—	69,481	—	69,481
Intangible assets, net	—	444,506	—	444,506
Goodwill	—	563,452	—	563,452
Due from affiliates	169,259	—	(169,259)	—
Other non-current assets	—	2,386	—	2,386
Total assets	$334,592	$1,375,859	$(334,592)	$1,375,859
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$57,194	$—	$57,194
Accrued liabilities	7,001	17,019	—	24,020
Current portion of long-term debt	—	9,104	—	9,104
Total current liabilities	7,001	83,317	—	90,318
Long-term debt, net of current portion and deferred financing costs	—	858,189	—	858,189
Other long-term liabilities	—	2,872	—	2,872
Payable related to tax receivable agreement	—	66,097	—	66,097
Due to affiliates	—	169,259	(169,259)	—
Asset retirement obligation	—	6,740	—	6,740
Deferred tax liabilities	—	24,052	—	24,052
Total liabilities	7,001	1,210,526	(169,259)	1,048,268
Total stockholders' equity	327,591	165,333	(165,333)	327,591
Total liabilities and stockholders' equity	$334,592	$1,375,859	$(334,592)	$1,375,859

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Service revenue	$—	$110,757	$—	$110,757
Product sales	—	17,483	—	17,483
Total revenue	—	128,240	—	128,240
Cost of service revenue	—	1,388	—	1,388
Cost of product sales	—	7,238	—	7,238
Operating expenses	—	32,965	—	32,965
Selling, general and administrative expenses	—	21,293	—	21,293
Depreciation, amortization and (gain) loss on disposal of assets, net	—	28,697	—	28,697
Total costs and expenses	—	91,581	—	91,581
Income from operations	—	36,659	—	36,659
(Income) from equity investment	(17,752)	—	17,752	—
Interest expense, net	—	14,932	—	14,932
Other income, net	—	(2,727)	—	(2,727)
Total other expenses (income)	(17,752)	12,205	17,752	12,205
Income before income tax provision	17,752	24,454	(17,752)	24,454
Income tax provision	—	6,702	—	6,702
Net income	$17,752	$17,752	$(17,752)	$17,752
Other comprehensive income:
Foreign currency translation adjustment	—	(1,664)	—	(1,664)
Total comprehensive income	$17,752	$16,088	$(17,752)	$16,088

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Service revenue	$—	$311,884	$—	$311,884
Product sales	—	24,392	—	24,392
Total revenue	—	336,276	—	336,276
Cost of service revenue	—	4,390	—	4,390
Cost of product sales	—	10,432	—	10,432
Operating expenses	—	94,098	—	94,098
Selling, general and administrative expenses	—	62,709	—	62,709
Depreciation, amortization and (gain) loss on disposal of assets, net	—	86,488	—	86,488
Impairment of property and equipment	—	5,898	—	5,898
Total costs and expenses	—	264,015	—	264,015
Income from operations	—	72,261	—	72,261
(Income) from equity investment	(24,163)	—	24,163	—
Interest expense, net	—	46,621	—	46,621
Other income, net	—	(8,279)	—	(8,279)
Total other expenses (income)	(24,163)	38,342	24,163	38,342
Income before income tax provision	24,163	33,919	(24,163)	33,919
Income tax provision	—	9,756	—	9,756
Net income	$24,163	$24,163	$(24,163)	$24,163
Other comprehensive income:
Foreign currency translation adjustment	—	(1,736)	—	(1,736)
Total comprehensive income	$24,163	$22,427	$(24,163)	$22,427

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
($ in thousands)	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$24,163	$24,163	$(24,163)	$24,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	86,501	—	86,501
Amortization of deferred financing costs and discounts	—	5,066	—	5,066
Impairment of property and equipment	—	5,898	—	5,898
Bad debt expense	—	5,347	—	5,347
Deferred income taxes	—	(9,426)	—	(9,426)
Stock-based compensation	—	7,426	—	7,426
Installation and service parts expense	—	1,055	—	1,055
Accretion expense	—	269	—	269
Write-downs of installation and service parts and (gain) on disposal of assets	—	(13)	—	(13)
(Income) loss from equity investment	(24,163)	—	24,163	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(26,353)	—	(26,353)
Unbilled receivables	—	(2,117)	—	(2,117)
Prepaid expenses and other current assets	—	(8,971)	—	(8,971)
Other assets	—	(541)	—	(541)
Accounts payable and accrued liabilities	—	12,258	—	12,258
Due to affiliates	—	—	—	—
Other liabilities	—	(4,976)	—	(4,976)
Net cash provided by operating activities	—	95,586	—	95,586
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(17,492)	—	(17,492)
Cash proceeds from the sale of assets	—	14	—	14
Net cash used in investing activities	—	(17,478)	—	(17,478)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(6,827)	—	(6,827)
Payment of debt issuance costs	—	(299)	—	(299)
Net cash used in financing activities	—	(7,126)	—	(7,126)
Effect of exchange rate changes on cash and cash equivalents	—	(343)	—	(343)
Net increase in cash, cash equivalents and restricted cash	—	70,639	—	70,639
Cash, cash equivalents and restricted cash - beginning of period	—	67,081	—	67,081
Cash, cash equivalents and restricted cash - end of period	$—	$137,720	$—	$137,720

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2019

(Unaudited)

		VM
	Verra Mobility	Consolidated Inc.
	Corporation	(Guarantor
	(Ultimate Parent)	Subsidiary)	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$42,308	$—	$42,308
Income taxes paid, net	—	23,870	—	23,870
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	2,940	—	—	2,940
Gores equity infusion working capital adjustment payable to related party	7,001	—	—	7,001
Earn-out shares issued to Platinum Stockholder	18,288	—	—	18,288
Additions to ARO, property and equipment, and other	—	175	—	175
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	8,399	—	8,399

17.	Subsequent Event

On October 31, 2019, the Company completed the acquisition of all of the outstanding shares of Pagatelia S.L., a Spanish limited liability company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. The preliminary purchase price was $27.9 million, subject to customary post-closing adjustments based on a working capital formula.

Pagatelia’s operating results are not expected to be material to the Company’s consolidated financial statements and will be included in the Commercial Services segment from the date of acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2018 and our financial statements included in Part I, Item 1, of this Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those described in Item IA of this Quarterly Report on Form 10-Q and in the Annual Report on Form 10-K/A for the year ended December 31, 2018.

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

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

The Commercial Services division offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. It also offers title and registration services for individuals, rental car companies and fleet management companies. In Europe, we provide violations processing through Euro Parking Collection plc (“EPC”).

•

The Government Solutions division provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. It implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes.

Segment performance is based on revenues and income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, impairment of property and equipment, and stock-based compensation. The measure also excludes interest expense, net, loss on extinguishment of debt, income taxes and is inclusive of other income, net.

Executive Summary

We operate with long-term contracts and a highly recurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented:

•	We executed on growth strategies by completing strategic acquisitions:

HTA – We acquired Highway Toll Administration, LLC, and Canada Highway Toll Administration (collectively, “HTA”), during the first quarter of 2018 which strengthened our position in tolling and related services to RAC and FMC customers.

EPC – In the second quarter of 2018, we acquired EPC which provided a platform to expand our RAC and FMC solutions into Europe.

•

We grew service revenue from $271.3 million during the nine months ended September 30, 2018 to $311.9 million during the nine months ended September 30, 2019. Acquisitions contributed $21.6 million to the revenue growth, while expansion in existing products or customers contributed $19 million to the revenue growth.

•

We improved our cost structure, as selling, general and administrative expenses as a percentage of total revenue decreased from 30% in the nine months ended September 30, 2018 to 18.6% in the nine months ended September 30, 2019.

•

Cash flows from operating activities increased by $49.5 million to $95.6 million for the nine months ended September 30, 2019. Cash flows from operating activities for the 2018 period were negatively impacted by $18.6 million of expenses associated with the HTA and EPC acquisitions.

Recent Events

•

Pagatelia, S.L. – On October 31, 2019, we acquired Pagatelia S.L., a Spanish company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. We expect that this acquisition will accelerate our expansion of tolling solutions across Europe.

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

HTA Acquisition and Refinancing

On March 1, 2018, we acquired HTA for an aggregate purchase price of $603.3 million, consisting of $525.0 million in cash, $9.7 million in purchase price adjustments, a $11.3 million payment to the sellers for certain tax items, and the issuance of equity in Greenlight with a fair value of approximately $57.3 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. We recognized $15.6 million of costs related to the transaction in the nine months ended September 30, 2018. HTA contributed $28.1 million and $9.7 million in revenues for the nine months ended September 30, 2019 and 2018, respectively. See Note 3, Mergers and Acquisitions, in Item 1, Financial Statements.

In connection with the HTA acquisition, we refinanced the 2017 Credit Facilities (defined below) and entered into the 2018 Credit Facilities (defined below), which provided for term loans with an aggregate principal amount of $1.04 billion and a revolver with an aggregate commitment of up to $75.0 million. We recorded a loss on extinguishment of the 2017 Credit Facilities of approximately $10.2 million during the nine months ended September 30, 2018, which included a prepayment penalty of $3.8 million related to one of the term loans. See Note 8, Debt, in Item 1, Financial Statements.

EPC Acquisition

On April 6, 2018, we acquired EPC for an aggregate purchase price of $62.9 million. The purchase consideration consisted primarily of equity in Greenlight and working capital adjustments, which aggregated $2.6 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. EPC contributed $3.2 million in revenues for the nine months ended September 30, 2019. We recognized $3.0 million of costs related to the transaction in the nine months ended September 30, 2018. See Note 3, Mergers and Acquisitions, in Item 1, Financial Statements.

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

Primary Components of Operating Results

Revenue

Total revenue consists of service revenue generated by our Commercial Services and Government Solutions segments and product sales generated by the Government Solutions segment.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses include payroll and payroll-related costs (including stock-based compensation), real estate lease expense, insurance costs, legal fees and general corporate expenses.

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.  Depreciation, amortization and (gain) loss on disposal of assets, net includes depreciation on property, plant and equipment, and amortization of definite-lived intangible assets. This line item also includes any one-time gains or losses incurred in connection with the disposal of certain assets.

Impairment of Property and Equipment.  Impairment of property and equipment includes impairment charges for fixed assets used and held.

Interest Expense, Net. Interest expense, net includes interest expense and amortization of deferred financing costs and discounts and is net of interest income.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net.  Other income, net primarily consists of volume rebates from total spend on purchasing cards and gain or loss on foreign currency transactions.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$110,757	$105,203	86.4%	97.8%	$5,554	5.3%
Product sales	17,483	2,399	13.6%	2.2%	15,084	628.8%
Total revenue	128,240	107,602	100.0%	100.0%	20,638	19.2%
Cost of service revenue	1,388	1,735	1.1%	1.6%	(347)	(20.0)%
Cost of product sales	7,238	1,375	5.6%	1.3%	5,863	426.4%
Operating expenses	32,965	27,820	25.7%	25.8%	5,145	18.5%
Selling, general and administrative expenses	21,293	21,687	16.6%	20.2%	(394)	(1.8)%
Depreciation, amortization and (gain) loss on disposal of assets, net	28,697	28,790	22.4%	26.8%	(93)	(0.3)%
Total costs and expenses	91,581	81,407	71.4%	75.7%	10,174	12.5%
Income from operations	36,659	26,195	28.6%	24.3%	10,464	39.9%
Interest expense, net	14,932	20,312	11.6%	18.8%	(5,380)	(26.5)%
Other income, net	(2,727)	(2,942)	(2.1)%	(2.7)%	215	(7.3)%
Total other expenses	12,205	17,370	9.5%	16.1%	(5,165)	(29.7)%
Income before income tax provision	24,454	8,825	19.1%	8.2%	15,629	177.1%
Income tax provision	6,702	2,312	5.3%	2.1%	4,390	189.9%
Net income	$17,752	$6,513	13.8%	6.1%	$11,239	172.6%

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Adjusted EBITDA(1)	$70,841	$61,936	55.2%	57.6%	$8,905	14.4%

(1)

Adjusted EBITDA is a non-GAAP measure. Refer to the section entitled Non-GAAP Financial Data for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.    Service revenue increased by $5.6 million, or 5.3%, to $110.8 million for the three months ended September 30, 2019 from $105.2 million for the three months ended September 30, 2018, representing 86.4% and 97.8% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service Revenue
Commercial Services	$77,633	$71,971	60.6%	66.9%	$5,662	7.9%
Government Solutions	33,124	33,232	25.8%	30.9%	(108)	(0.3)%
Total Service Revenue	$110,757	$105,203	86.4%	97.8%	$5,554	5.3%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Service revenue increased by $5.7 million, or 7.9%, from $72.0 million for the three months ended September 30, 2018 to $77.6 million for the three months ended September 30, 2019. The increase is primarily due to a $5.6 million increase resulting from improved volumes in both billable days and tolls processed across our tolling products. The increase was offset by $0.4 million decrease in title and registration service revenue, representing a 16% decrease quarter over quarter. Title and registration volumes fluctuate with activity and can create volatility between quarters.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased slightly by $0.1 million to $33.1 million for the three months ended September 30, 2019. Revenue from operation of our red-light photo enforcement programs represents 51% of segment service revenue and declined $2.8 million quarter over quarter. This was primarily due to $0.4 million decline from the loss of certain Florida programs and $1.8 million from Texas programs loss on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The remaining decline results from lower price per system in variable contracts. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. The loss of most of our red-light photo enforcement programs in Texas will negatively impact quarter over quarter service revenue comparison for the next three quarters. The Company exited its street light maintenance offering at the end of the first quarter of 2019, resulting in a $0.8 million decrease quarter over quarter. This street light maintenance offering was not part of our core business and did not meet our profitability criteria. These declines were offset by an increase in speed programs revenue, which grew approximately $3.4 million due to increases in the total number of camera systems installed and higher average pricing. We believe that school zone speed programs will continue to be a growth product in fiscal 2019.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric during the first quarter of 2019, and are reporting only installed camera systems that are generating revenue, as we believe this is a more meaningful presentation. There were an average of 4,759 camera systems installed during the three months ended September 30, 2019, compared to an average of 4,318 for the same period in 2018. The increase in camera systems was primarily due to new installations of school bus arm systems and the expansion of speed enforcement systems with existing customers. This increase was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of certain Florida and Texas programs noted above.

Product Sales.    Product sales include revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $15.1 million, from $2.4 million for the three months ended September 30, 2018 to $17.5 million for the same period in 2019. The increase is primarily driven by sales to a single customer who is in the process of expanding their existing school zone speed program. We anticipate continued growth in product sales for the remainder of 2019.

Cost of Service Revenue.    Cost of service revenue decreased slightly by $0.3 million to $1.4 million for the three months ended September 30, 2019.

Cost of Product Sales.    Cost of product sales increased by $5.9 million from $1.4 million for the quarter ended September 30, 2018 to $7.2 million for the same period in 2019, and was consistent with the change in product sales.

Operating Expenses.    Operating expenses increased by $5.1 million, or 18.5%, from $27.8 million for the three months ended September 30, 2018 to $33.0 million for the three months ended September 30, 2019. The increase is primarily due to increased wages, subcontractor and payment processing expenses during the quarter, mainly in the Commercial Services segment. Operating expenses as a percentage of revenue remained consistent at 26% for each of the three months ended September 30, 2018 and 2019, respectively. Operating expenses by segment appear in the table below:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Operating Expenses
Commercial Services	$17,777	$13,969	13.9%	13.0%	$3,808	27.3%
Government Solutions	15,050	13,851	11.7%	12.8%	1,199	8.7%
Total operating expenses before stock-based compensation	32,827	27,820	25.6%	25.8%	5,007	18.0%
Stock-based compensation	138	—	0.1%	—	138	n/a
Total Operating Expenses	$32,965	$27,820	25.7%	25.8%	$5,145	18.5%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased by $0.4 million quarter over quarter to $21.3 million for the three months ended September 30, 2019. The decrease is mainly due to an aggregate of $4.0 million of transaction expenses, integration and other related expenses in the 2018 period for which there are no comparable amounts in the current period. The decrease is partially offset by stock-based compensation expense in the current period. Selling, general and administrative expenses as a percentage of revenue decreased from 20.2% to 16.6% for the three months ended September 30, 2018 and 2019, respectively. Selling, general and administrative expenses by segment appear in the table below:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, General and Administrative Expenses
Commercial Services	$10,407	$10,440	8.1%	9.7%	$(33)	(0.3)%
Government Solutions	8,266	7,241	6.5%	6.8%	1,025	14.2%
Corporate	287	4,006	0.2%	3.7%	(3,719)	(92.8)%
Total selling, general and administrative expenses before stock-based compensation	18,960	21,687	14.8%	20.2%	(2,727)	(12.6)%
Stock-based compensation	2,333	—	1.8%	—	2,333	n/a
Total Selling, General and Administrative Expenses	$21,293	$21,687	16.6%	20.2%	$(394)	(1.8)%

Depreciation, Amortization, and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization, and gain or loss on disposal of assets, net, remained consistent quarter over quarter at $28.8 million and $28.7 million for the three months ended September 30, 2018 and 2019, respectively, but has decreased as a percentage of revenue.

Interest Expense, Net.   Interest expense, net decreased by $5.4 million from $20.3 million for the three months ended September 30, 2018 to $14.9 million for the same period in 2019. The decrease is due to lower average debt balances quarter over quarter primarily related to the full pay off of the New Second Lien Term Loan, which was at a higher interest rate. The average debt balance for the three months ended September 30, 2018 was $1.0 billion compared to $898.6 million for the same period in 2019. See “Liquidity and Capital Resources.”

Other Income, Net.   Other income, net for the three months ended September 30, 2019 decreased slightly to $2.7 million, compared to $2.9 million in the three months ended September 30, 2018. The decrease is primarily due to foreign currency losses in the current period.

Income Tax Provision.   Income tax provision increased by $4.4 million from $2.3 million, representing an effective tax rate of 26.2%, for the three months ended September 30, 2018 to $6.7 million, representing an effective tax rate of 27.4% for the same period in 2019. The effective tax rate change was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation, certain fringe benefit limitations, non-deductible secondary offering transaction costs, and the Global Intangible Low Tax Income inclusion.

Net Income.    We had net income of $17.8 million for the three months ended September 30, 2019, compared to $6.5 million for the three months ended September 30, 2018. The improved net income was in line with our revenue growth and other statement of operations activity discussed above.

Adjusted EBITDA.    The three months ended September 30, 2019 adjusted EBITDA was $70.8 million, an increase of $8.9 million or 14.4% from the three months ended September 30, 2018. The growth was in line with the statement of operations activity discussed above, adjusted for certain transactions and non-recurring expenses.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$311,884	$271,253	92.7%	98.6%	$40,631	15.0%
Product sales	24,392	3,787	7.3%	1.4%	20,605	544.1%
Total revenue	336,276	275,040	100.0%	100.0%	61,236	22.3%
Cost of service revenue	4,390	4,217	1.3%	1.5%	173	4.1%
Cost of product sales	10,432	2,425	3.1%	0.9%	8,007	330.2%
Operating expenses	94,098	80,301	28.0%	29.2%	13,797	17.2%
Selling, general and administrative expenses	62,709	82,551	18.6%	30.0%	(19,842)	(24.0)%
Depreciation, amortization and (gain) loss on disposal of assets, net	86,488	74,830	25.7%	27.2%	11,658	15.6%
Impairment of property and equipment	5,898	—	1.8%	—	5,898	n/a
Total costs and expenses	264,015	244,324	78.5%	88.8%	19,691	8.1%
Income from operations	72,261	30,716	21.5%	11.2%	41,545	135.3%
Interest expense, net	46,621	52,538	13.9%	19.1%	(5,917)	(11.3)%
Loss on extinguishment of debt	—	10,151	—	3.7%	(10,151)	n/a
Other income, net	(8,279)	(7,001)	(2.5)%	(2.6)%	(1,278)	18.3%
Total other expenses	38,342	55,688	11.4%	20.2%	(17,346)	(31.1)%
Income (loss) before income tax provision (benefit)	33,919	(24,972)	10.1%	(9.0)%	58,891	235.8%
Income tax provision (benefit)	9,756	(4,532)	2.9%	(1.6)%	14,288	315.3%
Net income (loss)	$24,163	$(20,440)	7.2%	(7.4)%	$44,603	218.2%

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Adjusted EBITDA(1)	$181,787	$150,316	54.1%	54.7%	$31,471	20.9%

(1)

Adjusted EBITDA is a non-GAAP measure. Refer to the section entitled Non-GAAP Financial Data for a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP measure, as well as a discussion of why management believes this information is useful to investors and its limitations.

Service Revenue.    Service revenue increased by $40.6 million, or 15%, to $311.9 million for the nine months ended September 30, 2019 from $271.3 million for the nine months ended September 30, 2018, representing 92.7% and 98.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service Revenue
Commercial Services	$208,312	$164,189	61.9%	59.7%	$44,123	26.9%
Government Solutions	103,572	107,064	30.8%	38.9%	(3,492)	(3.3)%
Total Service Revenue	$311,884	$271,253	92.7%	98.6%	$40,631	15.0%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Service revenue increased by $44.1 million, or 26.9%, from $164.2 million for the nine months ended September 30, 2018 to $208.3 million for the nine months ended September 30, 2019. We acquired HTA, a toll and violation processor, on March 1, 2018, and EPC, a European violations processor, on April 6, 2018. These acquisitions contributed $21.6 million to year over year service revenue growth. The remaining increase was mainly due to a $18.5 million increase resulting from improved volumes in both billable days and tolls processed across our tolling products.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased by $3.5 million, to $103.6 million for the nine months ended September 30, 2019 from $107.1 million for the nine months ended September 30, 2018. Our red-light photo enforcement service revenue declined $6.8 million year over year. This was primarily due to a $2.4 million decline from the loss of certain Florida programs and $2.5 million due to the loss of Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The loss of most of our red-light programs in Texas will negatively impact year over year service revenue comparison for the next three quarters. The remaining decline results from lower price per system in variable contracts. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. The Company exited its street light maintenance offering at the end of the first quarter of 2019, resulting in a $1.8 million decrease year over year. This street light maintenance offering was not part of our core business and did not meet our profitability criteria. These declines were offset by speed program revenue, which grew approximately $5.8 million due to increases in the total number of camera systems installed and higher average pricing. We believe that school zone speed programs will continue to be a growth product in fiscal 2019.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric during the first quarter of 2019, and are reporting only installed camera systems that are generating revenue, as we believe this is a more meaningful presentation. There were an average of 4,666 camera systems installed during the nine months ended September 30, 2019 compared to an average of 4,261 for the same period in 2018. The increase in camera systems was primarily due to new installations of school bus arm systems and to a lesser extent the expansion of speed enforcement systems with existing customers. This increase was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of certain Florida and Texas programs noted above.

Product Sales.    Product sales include revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $20.6 million, from $3.8 million for the nine months ended September 30, 2018 to $24.4 million for the same period in 2019. The increase is primarily driven by sales to a single customer who is in the process of expanding their existing school zone speed program. We anticipate continued growth in product sales for the remainder of 2019.

Cost of Service Revenue.    Cost of service revenue increased slightly by $0.2 million, to $4.4 million for the nine months ended September 30, 2019 from $4.2 million for the nine months ended September 30, 2018. The increase is primarily due to the inclusion of EPC operations for the entire period in the nine months ended September 30, 2019 compared to only six months in the prior period.

Cost of Product Sales.    Cost of product sales increased by $8.0 million from $2.4 million in the nine months ended September 30, 2018 to $10.4 million in the same period in 2019, and was consistent with the change in product sales.

Operating Expenses.    Operating expenses increased by $13.8 million, or 17.2%, from $80.3 million for the nine months ended September 30, 2018 to $94.1 million for the nine months ended September 30, 2019. The increase is primarily due to the inclusion of HTA and EPC operations for the entire nine month period ended September 30, 2019 compared to seven months of expenses for HTA and six months for EPC during the nine months ended September 30, 2018. Operating expenses as a percentage of revenue decreased from 29.2% to 28.0% for the nine months ended September 30, 2018 and 2019, respectively, reflecting management's focus on operational efficiency. Operating expenses by segment appear in the table below:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Operating Expenses
Commercial Services	$49,595	$37,599	14.7%	13.7%	$11,996	31.9%
Government Solutions	43,889	42,702	13.1%	15.5%	1,187	2.8%
Total operating expenses before stock-based compensation	93,484	80,301	27.8%	29.2%	13,183	16.4%
Stock-based compensation	614	—	0.2%	—	614	n/a
Total Operating Expenses	$94,098	$80,301	28.0%	29.2%	$13,797	17.2%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the nine months ended September 30, 2019 decreased by $19.8 million to $62.7 million, compared to $82.6 million for the nine months ended September 30, 2018. The decrease was primarily related to expenses in the nine months ended September 30, 2018 for which there were no comparable amounts in the current period. During the nine months ended September 30, 2018, we incurred $25.6 million of transaction expenses related to the acquisitions of HTA and EPC ($19.1 million was included in Commercial Services and $6.5 million was included in Corporate), $8.0 million of other non-recurring expenses primarily associated with integration and $4.1 million paid under a previous corporate advisory services agreement with an affiliate of PE Greenlight Holdings, LLC.

Selling, general and administrative expenses as a percentage of revenue decreased from 30.0% to 18.6% for the nine months ended September 30, 2018 and 2019, respectively, as a result of items noted above. Selling, general and administrative expenses by segment appear in the table below:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, General and Administrative Expenses
Commercial Services	$30,798	$42,992	9.2%	15.6%	$(12,194)	(28.4)%
Government Solutions	23,677	20,586	7.0%	7.5%	3,091	15.0%
Corporate	1,422	18,973	0.4%	6.9%	(17,551)	(92.5)%
Total selling, general and administrative expenses before stock-based compensation	55,897	82,551	16.6%	30.0%	(26,654)	(32.3)%
Stock-based compensation	6,812	—	2.0%	—	6,812	n/a
Total Selling, General and Administrative Expenses	$62,709	$82,551	18.6%	30.0%	$(19,842)	(24.0)%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization and gain or loss on disposal of assets, net, increased by $11.7 million, or 15.6%, from $74.8 million for the nine months ended September 30, 2018 to $86.5 million for the same period in 2019. The increase is primarily due to the inclusion of amortization expense resulting from the HTA and EPC acquisitions for the entire nine month period ended September 30, 2019 compared to partial periods in the 2018 period.

Impairment of Property and Equipment.  Impairment of property and equipment for the nine months ended September 30, 2019 includes a $5.9 million impairment charge as a result of a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.    Interest expense, net decreased by $5.9 million from $52.5 million for the nine months ended September 30, 2018 to $46.6 million for the same period in 2019. The average debt balances as of September 30, 2018 and 2019 were $874.7 million and $900.9 million, respectively. Although the average debt balances remained relatively consistent, the interest expense was higher in the 2018 period due to the New Second Lien Term Loan which had a higher interest rate. The decrease in interest expense in 2019 is due to the full payoff of the New Second Lien Term Loan in the fourth quarter of 2018 and increase in interest income. See “Liquidity and Capital Resources.”

Loss on Extinguishment of Debt.    Loss on extinguishment of debt of $10.2 million in the nine months ended September 30, 2018 was a result of the 2017 Credit Facilities replaced with the 2018 Credit Facilities in connection with the HTA acquisition. The loss consisted of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs, and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities. See “Liquidity and Capital Resources.”

Other Income, Net.    Other income, net for the nine months ended September 30, 2019 was $8.3 million compared to $7.0 million for the nine months ended September 30, 2018. The is primarily due to the increased purchasing card rebates resulting from the inclusion of HTA operations for the entire period in the nine months ended September 30, 2019 compared to seven months in the 2018 period. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Provision (Benefit).    Income tax provision (benefit) increased by $14.3 million from $(4.5) million, representing an effective tax rate of (18.1%), for the nine months ended September 30, 2018 to a tax of $9.8 million, representing an effective tax rate of 28.8% for the same period in 2019. The effective tax rate change was primarily due to higher pretax income across multiple jurisdictions, and an increase in permanent differences between book and taxable income, including the 162(m) executive compensation limitation, certain fringe benefit limitations, non-deductible secondary offering transaction costs, and the Global Intangible Low Tax Income inclusion.

Net Income (Loss).    We had net income of $24.2 million for the nine months ended September 30, 2019, as compared to a net loss of $20.4 million for the nine months ended September 30, 2018. The increase in net income was primarily due to expenses in the 2018 period related to an aggregate of $47.9 million of acquisition, refinancing (including loss on extinguishment of debt) and integration costs associated with the HTA and EPC acquisitions for which there were no comparable amounts in the nine months ended September 30, 2019. This increase was partially offset by related amortization expense and an impairment charge, noted above.

Adjusted EBITDA.    The nine months ended September 30, 2019 adjusted EBITDA was $181.8 million, an increase of $31.5 million or 20.9% from the nine months ended September 30, 2018. The growth was in line with the statement of operations activity discussed above, adjusted for certain transactions and non-recurring expenses.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, long-term borrowings and availability under revolving credit facilities.

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

We have the ability to borrow under our revolving credit facility to meet obligations as they come due. At September 30, 2019, we had $74.9 million available for borrowing, net of letters of credit, under the New Revolver (defined below).

The Company funded the Pagatelia S.L. acquisition (discussed above) with existing cash on hand as of the acquisition date for a preliminary purchase price of $27.9 million.

The following table sets forth certain captions within our condensed consolidated statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2019	2018
Net cash provided by operating activities	$95,586	$46,054
Net cash used in investing activities	(17,478)	(544,979)
Net cash (used in) provided by financing activities	(7,126)	542,686

Cash Flows from Operating Activities

Cash provided by operating activities increased $49.5 million from $46.1 million for the nine months ended September 30, 2018 to $95.6 million for same period in 2019.

The change in cash provided by operating activities year over year was primarily due to net income increase of $44.6 million from a loss of $20.4 million in the nine months ended September 30, 2018 to income of $24.2 million in the nine months ended September 30, 2019. The growth in net income was driven by the inclusion of the results of HTA and EPC operations for the full nine month period in 2019 versus only partial periods in the 2018 period. It is also attributable to $37.7 million of transaction, non-recurring transformation and sponsor fee expenses and $10.2 million loss on extinguishment of debt in the nine months ended September 30, 2018 for which there are no comparable amounts in the current period.

Aggregate adjustments to reconcile net income (loss) to net cash provided by operations increased by $21.6 million. The increase is primarily due to inclusion of the amortization of intangibles associated with the HTA and EPC acquisitions for the full nine month period in 2019 versus partial periods in the 2018 period and a change in deferred income taxes year over year. The $10.2 million loss on extinguishment of debt in the nine months ended September 30, 2018 for which there is no comparable amount in the current period was offset by a $5.9 million impairment charge and the $7.4 million stock-based compensation amount in the 2019 period for which there were no comparable amounts in the prior period.

The aggregate change in operating assets and liabilities represents an aggregate decrease of $16.7 million for the nine months ended September 30, 2019 versus the 2018 period. The decrease was primarily driven by increases in accounts receivable and prepaid expenses which were partially offset by an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Cash used in investing activities was $17.5 million and $545.0 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The change in cash used in investing activities year over year was primarily due to net cash paid in connection with the HTA and EPC acquisitions during the nine months ended September 30, 2018. Cash consideration for the HTA acquisition was $531.7 million net of $3.0 million of cash acquired, and for EPC it was $2.6 million, net of $9.0 million of cash acquired.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was ($7.1) million and $542.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. The change in cash (used in) provided by financing activities year over year was primarily due to the Company entering into the 2018 Credit Facilities during the nine months ended September 30, 2018, which included the repayment of the 2017 Credit Facilities.

Debt

In connection with the HTA acquisition, we entered into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan” and together with the New First Lien Term Loan, the “New Term Loans”), and a Revolving Credit Agreement (the “New Revolver”) with a syndicate of lenders (collectively with the New Term Loans, the “2018 Credit Facilities”). The 2018 Credit Facilities provide for committed senior secured financing of $1.115 billion, consisting of the New Term Loans with an aggregate principal amount of $1.04 billion and the New Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (based on borrowing based eligibility as described below).

The 2018 Credit Facilities replaced the previous First Lien Term Loan Credit Agreement (the “Old First Lien”), the Second Lien Term Loan Credit Agreement (the “Old Second Lien” and together with the Old First Lien, the “Old Term Loans”), which were repaid concurrent with the closing on the 2018 Credit Facilities, and a preexisting Revolving Credit Agreement (the “Old Revolver”, collectively with the Old Term Loans, the “2017 Credit Facilities”), which was undrawn at close. The outstanding balances at the date of close on the Old Term Loans, which were repaid with proceeds from the 2018 Credit Facilities and are no longer outstanding, were $323 million and $125 million, respectively.

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At September 30, 2019, the interest rate on the New First Lien Term Loan was 5.79%.

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

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. We may at any time, on not more than five occasions, request an increase to the New Revolver of up to an aggregate amount of $50 million. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At September 30, 2019, we had no outstanding borrowings on the New Revolver and availability to borrow under the New Revolver was $74.9 million, net of $0.1 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at September 30, 2019. We are also required to pay participation and fronting fees on $0.1 million in outstanding letters of credit at 1.38% as of September 30, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At September 30, 2019, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2018 Credit Facilities.

We recognized a charge of $10.2 million in the nine months ending September 30, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

Critical Accounting Policies, Estimates and Judgments

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets, goodwill and installation and service parts, the allowance for doubtful accounts, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies. Management believes that our estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

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

Remaining Performance Obligations

As of September 30, 2019, we had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which includes amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract as of September 30, 2019. As these amounts relate to the initial deferral of revenue under a contract, we expect to recognize these amounts over a two month period at the end of the contract.

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

Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Principles and Policies, in Item 1, Financial Statements.

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

Non-GAAP Financial Data

We define “Adjusted EBITDA” as net income (loss) adjusted to exclude (i) interest expense, net (ii) income tax provision (benefit), (iii) depreciation and amortization, and (iv) as further adjusted to eliminate the impact of stock-based compensation and certain non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted EBITDA margin % represents Adjusted EBITDA as a percentage of total revenue. We use these metrics to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments set forth below. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP, or measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA and Adjusted EBITDA margin % have important limitations as analytical tools, and should not be considered either in isolation, or as a substitute for analysis of our results as reported under GAAP. In addition, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies and may, therefore, have limitations as a comparative analytical tool. For example, Adjusted EBITDA and Adjusted EBITDA margin % do not reflect:

•	our capital expenditures, future requirements for capital expenditures or contractual commitments;
•	changes in, or cash requirements for, our working capital needs;
•	the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	income tax expense or the cash necessary to pay income taxes; and
•	cash requirements for the assets being depreciated and amortized that may have to be replaced in the future.

Our non-GAAP information below should be read in conjunction with our unaudited interim condensed consolidated financial statements and the related notes included elsewhere in this quarterly report.

The following table sets forth our reconciliation of Adjusted EBITDA to net income (loss) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income (loss)	$17,752	$6,513	$24,163	$(20,440)
Interest expense, net	14,932	20,312	46,621	52,538
Income tax provision (benefit)	6,702	2,312	9,756	(4,532)
Depreciation and amortization	28,697	28,792	86,501	74,839
EBITDA	68,083	57,929	167,041	102,405
Transaction and other related expenses (i)	287	1,669	1,422	25,589
Transformation expenses (ii)	—	905	—	8,038
Impairment of property and equipment (iii)	—	—	5,898	—
Loss on extinguishment of debt (iv)	—	—	—	10,151
Sponsor fees and expenses (v)	—	1,433	—	4,133
Stock-based compensation (vi)	2,471	—	7,426	—
Adjusted EBITDA	$70,841	$61,936	$181,787	$150,316

(i)

Transaction and other related expenses for the nine months ended September 30, 2019 included $1.1 million of offering costs incurred by us for the secondary offering by PE Greenlight Holdings, LLC and $0.3 million of transaction expenses. Transaction and other related expenses incurred in the nine months ended September 30, 2018 included $25.6 million of costs related to the HTA and EPC acquisitions, primarily consisting of $9.7 million for acquisition services to Platinum Equity Advisors, LLC, $8.9 million of professional fees processed through the funds flow and $7.0 million of professional fees paid directly by us.

(ii)	Transformation expenses for the three and nine months ended September 30, 2018 represent one-time costs related to optimizing the expense structure and defining the Company’s growth strategy.
(iii)	This represents an impairment charge on fixed assets during the nine months ended September 30, 2019.
(iv)	Loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit facilities in conjunction with the HTA acquisition.
(v)	We incurred management fees and related expenses in the 2018 periods associated with a corporate advisory services agreement with Platinum Equity Advisors, LLC.
(vi)

Stock-based compensation for the three and nine months ended September 30, 2019 represents the non-cash charge related to the issuance of awards under the Verra Mobility Corporation 2018 Equity Incentive Plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the New First Lien Term Loan described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to movements in interest rates associated with the variable rate debt represented by the New First Lien Term Loan. Total borrowing under the New First Lien Term Loan was $896.7 million at September 30, 2019. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At September 30, 2019, the interest rate on the New First Lien Term Loan was 5.79%. Based on the September 30, 2019 balance outstanding, each 1% movement in interest rates will result in an approximately $9.0 million change in annual interest expense.

We have not engaged in any hedging activities during the nine months ended September 30, 2019. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

During the quarter ended September 30, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The phase-out of LIBOR may adversely affect our outstanding debt.

The London InterBank Offered Rate, or LIBOR, is scheduled to be phased out by the end of 2021. In the United States, the Alternative Reference Rates Committee (“ARRC”), the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. Our debt instruments have interest rates that are based on LIBOR and will not have matured prior to the phase-out of LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, may adversely affect our borrowing costs. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on our outstanding debt that is based on LIBOR. Transitioning to a different borrowing rate may result in less favorable pricing on our debt instruments and could have an adverse effect on our financial results and cash flows.

As of the date of this Quarterly Report on Form 10‑Q, other than the risk factor stated above, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10‑K/A filed with the SEC on April 30, 2019. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
101

The following financial statements from the Quarterly Report on Form 10-Q of Verra Mobility Corporation for the quarter ended September 30, 2019, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statements of Income, (iii) Statements of Changes in Shareholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements

X

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

VERRA MOBILITY CORPORATION

Date: November 05, 2019	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)