Form 10-K
period 2019-12-31
VERRA MOBILITY Corp
filed 2020-03-02
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number 001-37979

VERRA MOBILITY CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	81-3563824
(State of Incorporation)	(I.R.S. Employer Identification No.)

1150 North Alma School Road Mesa, Arizona	85201
(Address of Principal Executive Offices)	(Zip Code)

(480) 443-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)
Class A Common Stock, par value $0.0001 per share	VRRM	Nasdaq Capital Market
Warrants to purchase Class A Common Stock	VRRMW	OTC Pink Marketplace

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the Registrant on June 30, 2019, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $1,476,300,279 (112,780,770 shares at a closing price per share of $13.09).

As of February 26, 2020, the Registrant had 161,650,055 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 26, 2020 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2019

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

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole.

Explanatory Note

Verra Mobility Corporation, formerly known as Gores Holdings II, Inc. (“Gores”) was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Capital Market (“Nasdaq”).

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

For accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Greenlight is considered the accounting acquirer (and legal acquiree) and Gores is considered the accounting acquiree (and legal acquirer). Our financial statement presentation includes the financial statements of Greenlight and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Verra Mobility Corporation, including the consolidation of Verra Mobility Holdings, LLC and its subsidiaries, for periods from and after the Closing Date.

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

Based in Mesa, Arizona, we operate through two primary segments – Commercial Services and Government Solutions. Through our Commercial Services segment, we believe we are the market leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in the United States and Canada. In Europe, we work with violation issuing authorities and specialize in the identification, notification, and collection of unpaid traffic, parking, and public transportation related violations incurred by vehicles registered in a country other than that in which the violation occurred. Through our Government Solutions segment, we believe we are the market leading provider of automated safety solutions to municipalities, counties, school districts and law enforcement agencies (which are collectively referred to herein as “local government agencies”), including services and technology that enable photo enforcement via road safety camera programs related to red-light, speed, school bus, and city bus lanes.

Segments

Commercial Services

Our Commercial Services segment generated approximately $276.5 million in revenue for 2019, or approximately 62% of our total revenue. The Commercial Services segment is the market leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in North America. Through our established relationships with more than 50 individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing a value-added convenience for vehicle drivers and benefits to the tolling and issuing authorities. Without our toll and violations management solutions, our customers would bear the expense and administrative burden of matching tolls or violations to the responsible vehicle and driver, and then either transferring liability or paying the fee or fine directly (for which it may then need to bill the driver) – in either case within specified time periods to avoid the potential imposition of penalties. We mitigate these risks by ensuring timely payment for tolls and violations incurred by our customers’ vehicles or by performing timely transfers of liability on our customers’ behalf, and then billing and collecting from the driver as applicable. We also manage regional toll transponder installation and vehicle association, an especially critical and highly complex component for RAC and FMC customers, to ensure that the transponder (and corresponding toll transactions) are associated with the correct vehicle.

We have long-standing relationships with the three largest RACs in the United States – The Hertz Corporation, Avis Budget Group and Enterprise Holdings, Inc. – among others, as well as the six largest FMCs in the United States, which are Element, ARI, Enterprise Fleet Management, Wheels, LeasePlan and Donlen. We provide coverage for more than 95% of all toll roads in the United States and currently one toll road in Canada, processing more than 250 million toll transactions and 2.4 million traffic violations in 2019. Following the acquisition of Euro Parking Collection (“EPC”) in April 2018, we extended our customer base to include violation issuing authorities in Europe and expanded our commercial services to include identification, notification, and collection of unpaid traffic, parking, and public transportation related violations incurred by vehicle drivers not originating in the country where the violation occurred. We expanded our presence in Europe to include electronic toll collection on highways and car parks throughout Spain, Portugal, France and Italy through our acquisition of Pagatelia, S.L. (“Pagatelia”) in October 2019.

Government Solutions

Our Government Solutions segment generated approximately $172.3 million in revenue for 2019, or approximately 38% of our total revenue. This segment works with local government agencies to help make cities and roadways safer for everyone through automated safety solutions. We provide local government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, and city bus lanes. Our proprietary hardware and software technologies provide local government agencies the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we own, install, maintain, and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner. Additionally, upon law enforcement’s determination that a violation has occurred, we manage the citation mailing, billing, and other administrative tasks on behalf of many of our customers.

We are a critical partner to local government agencies across the United States, helping to facilitate and increase public safety, improve public transportation, enhance law enforcement officer safety and act as a police force multiplier by allowing law enforcement to focus on serious crimes rather than routine traffic violations. We currently have more than 4,700 red-light, speed, school bus and city bus lane road safety cameras installed across nearly 160 jurisdictions and school districts in 18 states and the District of Columbia. On an annual basis, we process approximately 9.3 million violations on behalf of our municipality and school district customers, including New York City, Seattle, Washington D.C., Austin Independent School District, Philadelphia, Orlando and Atlanta Public Schools.

The Industries in Which We Operate

Tolling

Tolling is an important feature of the United States transportation landscape, with United States tolling authorities collecting nearly $21 billion in toll revenues in 2018. As a result, tolling is one of the most effective and equitable ways to pay for highway infrastructure. In addition to the overall growth in tolling as reflected in the U.S. Department of Transportation Federal Highway Administration’s tracking of total toll bridge, tunnel and road mileage, there is also a growing movement towards cashless and all-electronic tolling, which allows for more convenient, accurate and reliable processing and collection of toll incurrence fees and mitigates congestion on toll roads. The tolling industry is highly fragmented and complex as it is comprised of more than 50 tolling authorities, each operating as independent organizations with specific coverage regions and disparate technology platforms.

Commercial Fleet

Our Commercial Services customers consist of RACs, FMCs and other large fleet owners. The nearly $32 billion United States RAC industry is highly consolidated, with three companies accounting for a significant majority of United States RAC revenues in 2019. In addition to these larger nationwide RACs, smaller independent companies operate regionally throughout the United States. The industry is currently being driven by an increase in the average number of days a vehicle is rented. The industry is also being impacted by the rapid growth in the ride sharing market through recent partnerships with ride share providers like Uber and Lyft to rent vehicles to their independent drivers, leading to additional rental transactions. Management believes the European RAC market, while more fragmented than the U.S. market, is large in size. According to Automotive Fleet Magazine, there are nearly 8.5 million fleet vehicles in the United States, approximately 3.2 million of which are under management by FMCs. The fleet industry in North America is primarily centered on vocational vehicles utilized for transporting people along with the tools, parts and equipment required to perform their jobs, largely insulating the industry from disruptions caused by today’s ride share and car share services. In Europe, the FMC market is estimated to be more than 6 million vehicles, with over half under management by the top five European FMCs.

Automated Safety

As the number of vehicle miles traveled continues to increase and cities and municipalities struggle to deal with the challenges of managing traffic enforcement, red-light, speed and school bus stop arm cameras continue to play a prominent role in comprehensive safety initiatives. According to the National Highway Traffic Safety Administration, speeding and red-light running cause around 10,000 fatalities each year.  Studies from organizations like the Insurance Institute for Highway Safety (“IIHS”) have found cameras to be an effective tool for law enforcement and other agencies to reduce the number of traffic-related violations, collisions, injuries and fatalities. A 2017 IIHS study found that red-light cameras reduce fatalities by as much as 21%, and a 2015 IIHS study found that speed cameras reduced incapacitating or fatal crashes by as much as 39%. Additionally, programs like Vision Zero, a collaborative campaign helping communities reach their goals of eliminating all traffic fatalities and severe injuries, across most major U.S. cities, are driving capital investment to make meaningful strides in traffic safety.

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

According to 2014 IBTTA estimates, annual tolling industry revenues in the United States could reach $60 to $75 billion by 2030. This increase in revenue is expected to be driven by an increase in the number of toll roads, including new express and high occupancy lanes in urban areas, dynamic tolling based on congestion pricing which allow toll rates to fluctuate based on real-time traffic trends, U.S. states that do not currently utilize toll roads implementing interstate tolling, and an overall need to fund a growing list of infrastructure maintenance and construction needs. In addition, nearly half of the toll roads in the United States have transitioned to cashless or all-electronic, according to IBTTA. Both trends create significant opportunities for us to expand our market presence while developing relationships with both new and existing RACs, FMCs, consumers, and tolling authorities.

The increase in the number of vehicle miles traveled each year and a heightened public awareness of traffic safety has highlighted the need for smart technology solutions to address traffic safety issues. We believe that as public focus intensifies, the demand for our Government Solutions offerings will grow as well, and that we are positioned to take advantage of these opportunities. Since the beginning of 2018, our Government Solutions segment has won 41% of the requests for proposals to which we have responded for the provision of photo enforcement services.

Strengthen and Expand Customer Relationships

The ongoing expansion of New York City’s school zone speed enforcement program presents us with a significant growth opportunity in our Government Solutions segment. As a result of state legislation passed in May 2019, New York City is substantially expanding its school zone speed enforcement program, with a plan to increase the number of enforcement areas from approximately 150 to 750 by 2021. In connection with the expansion, we received a Notice to Proceed from the New York City Department of Transportation in October 2019 for 720 new school zone safety camera systems. New York City has announced that it intends to install new camera systems citywide at a rate of approximately 60 per month through 2020.

Expand Platform with New Products and New and Growing End Markets

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

We believe leveraging our differentiated capabilities into new and growing end markets, such as ride sharing, car sharing and autonomous vehicles, provides attractive growth opportunities. The ride sharing and car sharing market, which includes vehicles leased to individual drivers, gives us a low-risk opportunity to grow Commercial Services revenues while at the same time insulating us from any market shift between ride sharing, car sharing and RACs. Further, this growth prospect comes at little additional investment as we are able to leverage the same technologies and solutions we have already developed for our RAC and FMC customers. As an already established leader, we believe we are well-positioned to be a first mover and to become a provider of choice in these new end markets.

Urban enforcement, curb management and citation processing solutions in the smart city movement also present a significant opportunity for us. As one example, according to Technavio, the smart parking industry in the United States is forecasted to grow by approximately $2.6 billion between 2017 and 2022. Our existing technologies and solutions could be adopted to take advantage of this market, providing an additional avenue for growth.

In addition, Government Solutions could leverage our long-standing relationships with municipal customers to provide other smart mobility technology solutions, such as automatic license plate recognition, and new developing technologies, such as connected vehicle technology.

Expand Global Footprint

We believe there is significant opportunity to expand into attractive markets across Europe and beyond, and to that end, we have established a location in the Netherlands to serve as our European headquarters from which we are launching our RAC and FMC business in Europe. In September 2019, we entered into a partnership with APRR, Europe’s fourth-largest motorway operator, which enables us to provide our toll management services to French customers.

We also intend to leverage our recent acquisitions of EPC and Pagatelia to further bolster our growth into the European market.

Through EPC we now have the capabilities to serve customers in more than 18 languages and more than 10 currencies and to leverage existing connections with approximately 30 vehicle licensing authorities for whom we bill violators in more than 130 countries. Additionally, Pagatelia has established relationships with tolling authorities throughout Spain, Portugal, France and Italy, through which it offers interoperable electronic tolling both directly to consumers and through white-label partners. Given that there is no pan-European competitor, through these recent acquisitions we have an opportunity to provide existing and new RAC and FMC customers with a convenient and effective solution similar to our current offering in the United States.

Pursue Accretive Acquisitions

In addition to organic growth initiatives, we have significant opportunities to increase our competitive positioning and strengthen our portfolio of products and solutions through strategic acquisitions. We have demonstrated the ability to identify and execute strategic acquisitions, as we did with HTA and EPC in 2018 and Pagatelia in 2019. We constantly monitor the market for potential acquisition targets, which are evaluated based on their potential strategic impact, including growth potential, synergies, end-market development, customer relationships, technology, and cash flow. Our management team has a strong track record of integrating acquisitions and driving synergies, and has identified a strong pipeline for future acquisitions.

Products

Commercial Services

Toll management solutions.

We provide fully outsourced toll management solutions for our RAC and FMC customers while also providing a value-added convenience for vehicle drivers via our established relationships and integrations with more than 50 individual tolling authorities throughout the United States. This comprehensive network allows RAC and FMC drivers the convenience of using cashless and all-electronic tolls. Additionally, this service helps prevent the liability and business disruption of costly toll violations incurred by vehicles owned by RAC and FMC customers and eliminates their need to manage a nationwide program internally. Our proprietary software technology and hardware allow us to effectively match a toll to the specific RAC or FMC vehicle and driver so that the toll can accurately and reliably be billed and collected on behalf of, or directly from, the RAC or FMC. Toll management solutions accounted for approximately 52% of our 2019 revenues.

Violations management solutions.

Our violations management solutions process violations incurred by the drivers of RAC and FMC vehicles by working with more than 8,000 domestic violation issuing authorities (more than 400 of which we are directly integrated with) to either pay the fine on behalf of the vehicle owner (for which we are able to bill the vehicle driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. We hold the leading market position with operations in all 50 U.S. states. In Europe, we specialize in the identification, notification, and collection of unpaid traffic, parking and public transport related fees, charges, and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in more than 15 European countries. Violation management solutions accounted for approximately 7% of our 2019 revenues.

Title and registration solutions.

Our title and registration solutions provide RAC and FMC customers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by leveraging connections with individual departments of motor vehicles for electronic title and registration processing in 20 states. Title and registration solutions accounted for approximately 3% of our 2019 revenues.

Government Solutions

We serve as a value-add partner to local government agencies by providing road safety cameras that promote traffic safety and reduce traffic violations. We work with our customers to identify problematic traffic areas and install, maintain, and manage the technology platform needed to capture images or videos of drivers committing traffic violations. Red-light cameras are placed at intersections to capture vehicles running red lights. Similarly, speed safety cameras are used to capture vehicles exceeding speed limits, either on a fixed basis or in a mobile platform, and often in school zones. School bus cameras are fixed to the side of buses to capture vehicles passing school buses with extended stop arms. Finally, bus lane cameras are designed to capture vehicles illegally driving in restricted bus lanes.

Applying rules specified by each customer, we automatically send the captured event to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Red-light cameras, speed cameras, school bus cameras, and city bus lane cameras for red-light, speed, school bus and city bus lanes accounted for approximately 31% of our 2019 revenues. Other segment revenue consists primarily of ancillary revenue streams, including product revenues and other ancillary services.

Customers

We have a diverse customer base across the United States, Canada, and Europe. We are a top provider of toll management solutions, violations management solutions, and title and registration solutions for nearly every major RAC and FMC provider nationwide, including The Hertz Corporation, Avis Budget Group, Enterprise Holdings, Inc., Fox Rent a Car, Advantage Rent A Car, Sixt, Element, ARI, Donlen and Wheels. In addition, we provide automated safety solutions to local government agencies including New York City, Seattle, Washington D.C., Austin Independent School District, Philadelphia, Orlando and Atlanta Public Schools. For many of our customers, we provide more than one product or service offering, addressing the diverse and varied needs of our clients.

Competition

There is no single competitor that provides a similarly broad suite of solutions. However, in our Government Solutions segment, we face competition in certain automated safety solutions from other vendors in the areas of red-light, school bus and speed photo enforcement. In our Commercial Services segment, we face competition from both our own customers, as they may choose to invest in their own internal solutions, and vendors offering or seeking to offer new technologies or financial models, and we must continue to innovate for our offerings to remain competitive.

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

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 65 U.S. and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on both internally developed and externally licensed software to operate and provide our systems and deliver our services. We claim copyright on all internally developed software. We generally rely on common law protection for our copyrighted works. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software, we rely on contracts to retain our continued access for our business usage.

We have approximately 120 registrations and pending applications in the United States and foreign jurisdictions for trademarks and service marks, reflecting our many products and services. These registrations and applications include our historic brands, as well as Verra Mobility. These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state and federal laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-kickback, equal employment, minimum wages and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as comparable state and local agencies, including the departments of transportation, departments of motor vehicles, and offices of inspector general. Following the acquisition of EPC and in connection with our European expansion efforts, we are now subject to laws, regulations and administrative practices addressing many of these same matters in Europe, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, as well as European regulations to traffic enforcement and collections and other financial and banking regulations.

As part of our business, we process, collect, use and disclose personal information directly or for our customers and, therefore, are subject to various laws protecting privacy and security of personal information, including the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”) and the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules. As we expand our operations in foreign countries, or as U.S. federal or state law changes, our liability exposure and the complexity and cost of compliance with data and privacy requirements, including the GDPR and CCPA, will increase. Laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and governmental authorities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices.

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

State and local regulation affect our Commercial Services segment as well, particularly with respect to tolling. Over the past few years, bills have been introduced in multiple states to limit whether and how much RACs can charge their customers for the use of a toll transponder, limit the administrative penalties and fees that can be assessed for processing tolls, and/or impose increased disclosure requirements on RACs with respect to tolling charges. In addition, there has been an increase in interest and greater focus on RAC tolling programs from state Attorneys General related to tolling issues from a consumer protection perspective.

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

In connection with the installation of photo enforcement systems, we or our customers routinely obtain permits from various state and local permitting authorities, and we monitor our compliance with the rules and regulations of the USDOT and state departments of transportation relating to matters such as training, policies and procedures. As a government contractor providing photo enforcement services directly or through subcontractors (including design, engineering, construction, installation, and maintenance) in various locations throughout the country, we are at times required to obtain licenses regarding general contracting, performance of engineering services, performance of electrical work, performance of private investigative work and processing license plate and related personal information, and periodically receive notices from regulatory authorities regarding these matters and inquiring as to our compliance with the applicable state and local laws and regulations.

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

Employees

As of December 31, 2019, we employed 779 people, 23 of which were subject to a collective bargaining agreement. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

Corporate Information

We were originally incorporated in Delaware on August 15, 2016 under the name “Gores Holdings II, Inc.” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our IPO, following which our shares began trading on Nasdaq. On October 17, 2018, we consummated the Business Combination and changed our name to “Verra Mobility Corporation” and we became the owner, directly or indirectly, all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

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

Risks Related to Our Business

Both our Commercial Services and Government Solutions segments have customer concentration that could have a material adverse effect on our business.

Our business experiences customer concentration from time to time. For example, our Commercial Services segment is dependent on certain key customers, including those in the RAC industry. In 2019, we generated a substantial amount of our revenues from RAC customers such as The Hertz Corporation, Avis Budget Group and Enterprise Holdings, Inc. The RAC industry has seen fluctuations in results from time to time, particularly as a result of periods of reduced airline passenger travel. The health of the RAC industry is impacted by a variety of factors, including seasonality, increases in energy prices, general international, national and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases. Because the revenue from our agreements with our RAC customers is largely based on a margin-share model, any changes to our RAC customers’ pricing or pricing model for tolling, such as changing from charging their customers per rental day to per toll usage day, could have a material impact on the revenue we realize under those agreements. Further, although we have long-term agreements with many of our RAC customers, most provide the customer with a termination right in certain situations, including if we commit an uncured material breach of the agreement. Any decrease in revenues from customers in the RAC industry, whether as a result of factors impacting the RAC industry as a whole, or a loss of or reduced business from one or more of our RAC customers, could have a material adverse effect on our business, financial condition and results of operations.

We also experience customer concentration in our Government Solutions segment. For example, in 2019, approximately 14% of our total revenues were attributable to the City of New York Department of Transportation, which can terminate its agreement with us upon advance notice without cause. In the future, a small number of customers in our Government Solutions segment may continue to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

Any decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling could have a material adverse effect on our business.

We provide automated safety solutions to local government agencies, generating revenues through automated photo enforcement of red-light, school bus, speed limit and bus lane laws. In 2019, revenues from this segment represented approximately 38% of our revenues. Therefore, we depend on federal, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. For example, school zone speed enforcement enabling legislation was not renewed in the state of New York in 2018, prompting New York City to pass a local law enabling speed photo enforcement until the state law was renewed during the 2019 legislative session. . Additionally, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue and a related impairment of assets for fiscal year 2019.

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

Our business and growth depend in large part on continued demand for outsourced business process services. Outsourcing means that an entity contracts with a third party, such as us, to provide business process services rather than performing the services in-house. This interest may not continue, as our customers may elect to develop their own solutions or perform the services themselves. Additionally, our cross-selling efforts with existing customers or with the customers of a business we acquire may not lead to additional revenues. A significant change in the demand for outsourcing or an inability to cross-sell to existing customers or the customers of any business we acquire could have a material adverse effect on our business, financial condition and results of operations.

Our failure to properly perform under our contracts or otherwise satisfy our customers could have a material adverse effect on our business.

Our business model depends in large part on our ability to retain existing work and attract new work from existing customers. If a customer is not satisfied with the quality of our solutions or the work performed by us or one of our subcontractors, we may incur additional costs to address the problem and the profitability of that contract may be impaired. Failure to properly transition new customers to our systems or existing customers to our different systems, properly budget transition costs or accurately estimate contract costs could also result in delays and general customer dissatisfaction. Other than our agreements with customers in the RAC industry, many of our contracts may be terminated by the customer upon specified advance notice without cause. Moreover, any customer dissatisfaction with our products, services or solutions or the timeliness or quality of our work, for whatever reason, could harm our reputation and hinder our ability to win new work from other prospective customers. Any failure to properly perform under our contracts or meet our customers’ expectations could have a material adverse effect on our business, financial condition and results of operations.

We face intense competition and any failure to compete could have a material adverse effect on our business.

The markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology and shifting customer needs. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to continue to intensify . In addition, industry consolidation could further increase competition, and competitors may also establish relationships or form alliances. Currently we compete with a number of other companies, ranging from small, regional or specialized firms to large, diversified companies. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

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

Our ability to retain, increase, and engage our customer base and to increase our revenue depends, in large part, on our ability to continue to evolve existing solutions and to create successful new solutions. We may introduce significant changes to our existing solutions or acquire or introduce new and unproven products and services, including using technologies or entering markets or industries in which we have little or no experience. For example, in September 2018, we launched Peasy, our cloud-based, pay-as-you-go tolling solution targeting consumers, a market segment that we had not previously targeted directly. Consumer adoption of Peasy has been slower than anticipated, and the product did not generate meaningful revenue during fiscal year 2019. Our success with Peasy may be impacted by our relative lack of experience in a direct-to-consumer product offering, our relationships with toll authorities and the success of our channel partner arrangements to expand our marketing effort, and emerging competition in this space. We have some indirect exposure to the consumer segment through our business with the RAC industry, but in those instances, our customer controls the pricing, marketing, consumer disclosures and other aspects of the consumer relationship.  As such, the consumers’ view of us and their willingness to try our solutions may be impacted by their experience with our tolling services delivered by our RAC customers. The failure of any new or enhanced solution to achieve customer adoption or our failure to otherwise successfully monetize our development efforts could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party providers could have a material adverse effect on our business.

We rely heavily on third-party providers, including subcontractors, manufacturers, software vendors, software application developers, and utility and network providers, to meet their obligations to us in a timely and high-quality manner. For example, we rely on third parties such as the National Law Enforcement Telecommunications System, Polk, DMVDesk, CVR and Dealertrack to provide a direct connection to state departments of motor vehicles (and their European equivalents) and other governmental agencies with which we do not have direct relationships for the driver and other information we use in our business.  Our ability to offer our solutions would be materially affected if this access was unavailable or materially restricted, or if the price we pay increased significantly. Our Government Solutions business also relies on a number of third-party manufacturers, including camera manufacturers and automated license plate recognition providers, and outsources some engineering, construction, maintenance, printing and mailing, call center, image review and violations processing work. Further, if one or more tolling authorities cancels our accounts, or stops providing transponders and we are unable to obtain transponders through other sources, our Commercial Services business would be affected.

We also outsource a meaningful percentage of our software development work to third parties. Some of our agreements with these third parties include termination rights, allowing the third party to terminate the arrangement in certain circumstances. For example, the agreements with our third-party payment processors give them the right to terminate the relationship if we fail to keep credit card chargeback and retrieval rates below certain thresholds. If any of our third-party providers are unable or unwilling to meet their obligations to us, fail to satisfy our expectations or those of our customers, including those imposed through flow-down provisions in prime contracts, or if they terminate or refuse to renew their relationships with us on substantially similar terms, we may be unable to find adequate replacements within a reasonable time frame, on favorable commercial terms or at all, and our business, financial condition and results of operations could be materially and adversely affected.

While we perform some due diligence on these third parties and take measures to ensure that they comply with applicable laws and regulations, we do not have an extensive screening or review process and ultimately cannot guarantee our third-party providers will comply with applicable laws, the terms of their agreements or flow-down requirements from our customers. Misconduct or performance deficiencies by any of our third-party providers may be perceived as misconduct or poor performance by us, cause us to fall short on our contractual obligations to our customers or harm our reputation, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

We have grown in large part as a result of our recent acquisitions, including the acquisitions of HTA, EPC and Pagatelia, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

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

We recently acquired HTA, EPC and Pagatelia. The integration of acquired businesses requires significant time and exposes us to significant risks and additional costs. Integrating these and other acquired businesses may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner. These difficulties could include:

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

We have not fully integrated HTA, EPC or Pagatelia and may encounter one or more of the issues discussed above, or others of which we are not yet aware. We have determined not to fully integrate HTA’s operating systems onto our legacy information technology systems, which could lead to separate risks and inefficiencies. Any of these acquisition or other integration-related issues could cause significant disruption to our business, divert the attention of management and lead to substantial additional costs and delays. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

Our inability to recover capital and other investments in connection with our contracts could have a material adverse effect on our business.

We sometimes make significant capital and other investments to attract and retain certain contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. The net book value of certain assets recorded, including a portion of our intangible assets, could be impaired in the event of the early termination of some or all of a contract or a reduction in volume and services under the contract for any number of reasons, including the failure or deterioration of the customer’s business, a customer’s exercise of contract termination or program cancellation rights or a change in law or interpretation thereof that suspends or terminates photo enforcement activities. Any failure to recover our investments underlying customer agreements could have a material adverse effect on our business, financial condition and results of operations. For example, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue and a related impairment of assets for fiscal year 2019.

We regularly pursue contracts and contract renewals, particularly in our Government Solutions segment, that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the government contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities in our Government Solutions and EPC businesses are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including significant time and effort and the commitment of resources, regardless of whether the job is ultimately won. We may also be unable to meet the requirements of a solicitation, or would have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

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

These and other laws, regulations and standards relating to privacy are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The laws and regulations may also be subject to new or different interpretations. For example, in May 2018, the GDPR replaced prior E.U. regulations, effectively extending the scope of E.U. data protection law to all non-E.U. companies processing data of E.U. residents when certain conditions are satisfied. The GDPR contains numerous, more stringent requirements and changes from prior E.U. law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The GDPR also provides for increased fines of the greater of up to €20 million or up to 4% of the annual global revenue of the noncompliant company. Further, certain of our U.S. customers have indicated they may implement the GDPR compliant protocols globally, and could require us to conform all aspects of our business to these more stringent regulations, regardless of whether all of our operations are actually subject to the GDPR.

In the wake of the GDPR, in June 2018, California enacted the CCPA, which took effect in January 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal data is used. The law also provides for civil penalties against companies that fail to comply, and creates a private right of action for data breaches. Regulations to implement portions of the CCPA have not yet been finalized and could significantly impact compliance measures. Additionally, Congress is considering several privacy bills at the federal level, and other state legislatures are considering additional privacy laws.

The costs of compliance with these privacy-related laws, regulations and standards may limit the use or adoption of our solutions, reduce overall demand for our solutions or slow the pace at which we generate revenues. Moreover, if our policies, procedures, or measures relating to these issues fail to comply with the applicable laws, regulations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and our application providers, customers and partners may lose trust in or stop doing business with us entirely. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We publicly post our privacy policies and practices concerning our processing, use and disclosure of the personally identifiable information provided to us by our website visitors and mobile app users. Our publication of our privacy policies and other statements we publish that provide promises and assurances about privacy and security can subject us to potential liability if they are found to be insufficient, defective, deceptive or misrepresentative of our practices.

We are subject to domestic and foreign laws relating to processing certain financial transactions, including debit or credit card transactions, and failure to comply with those laws, even if inadvertent, could have a material adverse effect on our business.

We process, support and execute financial transactions as part of our business and disburse funds on behalf of certain of our customers. This activity includes receiving debit and credit card information, processing payments for and due to our customers and disbursing funds on payment or debit cards to payees of our customers. As a result, we may be subject to numerous U.S. federal and state and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act) and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”).

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

We have implemented policies and procedures to preserve and protect credit card and other payment data against loss, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies and procedures, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, or collect and store credit card information, which could disrupt our business. Failure to comply with these laws may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions and allegations by customers that we have not performed our contractual obligations, any of which could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could have a material adverse effect on our business.

Our operations subject us to anticorruption and other similar laws and regulations of multiple jurisdictions, both within the United States and internationally, which are often evolving, including the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Patriot Act, and comparable foreign anti-bribery and anti-money laundering laws and regulations, including the United Kingdom Bribery Act of 2010. Our domestic activities, particularly those related to our Government Solutions business, are also subject to a number of federal, state and local laws and regulations regarding similar matters.

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

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries, states and localities in which we operate. In addition to the laws and regulations discussed elsewhere in these risk factors regarding data privacy, foreign operations and other matters, we are subject to laws regarding transportation safety, consumer protection, procurement, anti-kickback, labor and employment matters, competition and antitrust, intellectual property, environmental matters, and other trade-related laws and regulations. Certain of our operations are also subject to oversight by the U.S. Department of Transportation, the Federal Communications Commission, the U.S. Consumer Product Safety Commission, and the Environmental Protection Agency, as well as comparable state and local agencies, including departments of transportation, departments of motor vehicles, professional licensing authorities and offices of inspector general. Our Government Solutions segment is also subject to laws related to the use of automated traffic enforcement, the capture, access and retention of data and matters related to government contracting. In connection with our European expansion, we are subject to laws, regulations and administrative practices addressing many of these and other matters in Europe.

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

Our success depends, in part, on our ability to protect and defend our intellectual property against infringement, misappropriation and dilution. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions. We have registered certain patents and trademarks and have applications pending in the United States and foreign jurisdictions for some inventions and trademarks, including the Verra Mobility word mark and logo, for which some applications have been filed but registrations have not yet been granted. However, not all of the trademarks and inventions we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries, and the applications we submit for these protections may not be granted. While we make efforts to acquire rights to intellectual property necessary for our operations, these measures may not adequately protect our rights in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the United States.

If we fail to acquire necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may manufacture and market similar products and services, or dilute our brands, which could adversely affect our market share. It may be possible for third parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. In addition, our competitors may avoid application of our existing or future intellectual property rights. Further, patent rights, copyrights and contractual provisions may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as our products and services. Failure to obtain registrations for the Verra Mobility word mark or logo may have a significant adverse impact on our brand. Moreover, some of our trademarks and services are descriptive or include descriptive elements, which may make it difficult to enforce our rights or prevent others from adopting and using similar marks. Competitive products and services could reduce the market value of our brands, products and services, inhibit attracting new customers or maintaining existing customers, lower our profits, and could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for this personnel is intense, especially during times of low unemployment or economic recovery or growth. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown or other job actions in one or more location we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, our recent acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates could have a material and adverse effect on our business, financial condition and results of operations.

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

Our recent expansion into international markets exposes us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We did not have any history of conducting or overseeing international operations before our April 2018 acquisition of EPC. In addition to EPC, we now have subsidiaries in the Netherlands, France, Ireland and Spain (Pagatelia). The future success of our business will depend, in part, on our ability to successfully manage these foreign operations. Because of our limited experience with developing and managing relationships and sales and distribution channels in foreign markets, our international efforts may not be successful. Our international operations also subject us to new risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

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

Political instability and uncertainty in the E.U. and, in particular, Great Britain’s recent exit from the E.U., has slowed economic growth and created significant economic disruption and uncertainty in the region, including with respect to whether other nations may follow suit in withdrawing from the E.U. Great Britain formally exited the EU on January 31, 2020, and a transition period is in place until December 31 2020, during which time Great Britain will remain in both the EU customs union and single market and follow EU rules. There is a significant lack of clarity regarding the terms of Great Britain’s future relationship with the EU after this date. These uncertainties could continue to discourage near-term economic activity, including decisions regarding the continued use of our solutions or the willingness of European RACs or FMCs to adopt one of our solutions, until the final terms of Great Britain’s exit and its impact on other countries of the E.U. are resolved. The final terms of the withdrawal could also impact EPC’s ability to obtain information from vehicle licensing authorities that is necessary to our operations in certain parts of the E.U.

We have limited or no control over these and other factors related to international operations and our strategies to address these risks may not correctly anticipate any problems that arise or be successful in expanding our solutions from the United States into new European markets. Any failure to successfully manage these and other similar risks could have a material adverse effect on our business, financial condition and results of operations.

Our growth is dependent on successfully implementing our international expansion strategy.

Our growth strategy includes expanding our global footprint, which may involve moving into regions and countries beyond those in which we currently operate, and our success will depend, in part, on our ability to anticipate and effectively manage the risks related to this expansion. In order to achieve widespread acceptance in new markets we may enter, we may need to develop new products and services or tailor our existing products and services to that market’s unique customs, cultures and standards. We have offices in London and Budapest through EPC, and we have opened a location in the Netherlands to serve as the headquarters for our European business. Additionally, we have subsidiaries in France, Ireland and Spain (Pagatelia). The establishment of these and future European subsidiaries may divert our resources and require significant attention from management. In addition to the risks inherent in conducting international business, expanding into Europe with new and existing customers poses additional risks, including:

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

We have a substantial amount of debt, including approximately $894 million outstanding under our first lien term loan facility as of December 31, 2019. Our substantial debt could have important consequences. For example, it could:

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

Under our first lien term loan facility, we could be required to make periodic prepayments based on excess cash flow (as defined by the first lien term loan facility) thereby limiting the amount of cash flow that can be reinvested in our business. For example, we expect to make a payment of approximately $19.7 million related to the mandatory prepayment of excess cash flow during the first quarter of 2020. In addition, under our revolving credit facility, if availability goes below a certain threshold, we will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability falls below a certain threshold for a specified number of business days, we could be required to remit our cash funds to a dominion account maintained by the administrative agent to the revolving credit facility, which would require daily review and approval of operating disbursements by the administrative agent.

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

We may require additional financing to fund our operations or growth, whether organic or through acquisitions. Our failure to secure additional financing could have a material adverse effect on our continued development or growth. None of our officers, directors or stockholders is required to provide any future financing to us.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. Because we ceased to be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) with our transition to large accelerated filer status as of December 31, 2019, we are also now subject to Section 404(b) of SOX, which requires that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting for the first time in this Annual Report on Form 10-K, among other additional requirements. Effective internal controls are necessary for us to provide reliable financial reports and to help prevent fraud, and our management and other personnel devote a substantial amount of time to these compliance requirements. These rules and regulations also increase our legal and financial compliance costs and make some activities more time-consuming and costly.

As disclosed in Part II – Item 9A, “Controls and Procedures”, of this Annual Report on Form 10-K, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls in the area of user access over certain systems that support our financial reporting process. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement or a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified in Item 9A did not result in any misstatement of our financial statements for any period presented. We have designed and have begun implementation of a remediation plan for this material weakness and expect it to be remediated during fiscal year 2020. However, our remediation efforts may be inadequate, and we may in the future discover other areas of our internal controls that require remediation.

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of SOX. If we fail to maintain the adequacy of our internal controls, we cannot assure our stockholders that we will be able to conclude in the future that we have effective internal control over financial reporting, and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness or our financial reports, the market price of our securities may be negatively affected, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

Compliance and reporting requirements related to being a public company may strain our resources and divert management’s attention.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members. As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. We ceased to be an “emerging growth company” as defined in the JOBS Act with our transition to large accelerated filer status as of December 31, 2019. As a result, we have experienced, and expect to continue to experience, additional costs associated with being a public company going forward, including costs associated with compliance with the auditor attestation requirement of Section 404 of SOX.

Moreover, the demands on management in operating a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies, are significant. Our management team may not successfully or efficiently manage us as a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations and financial condition.

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

Platinum Equity, LLC, its sponsored funds and affiliated private equity investment vehicles (collectively, “Platinum Equity”) beneficially owned approximately 16% of our Class A Common Stock as of December 31, 2019. As long as Platinum Equity owns or controls a significant percentage of our outstanding voting power, it will have the ability to influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Platinum Equity’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities. Under the Merger Agreement, Platinum Equity is entitled to receive additional shares of our Class A Common Stock if the volume weighted average closing price of our Class A Common Stock exceeds certain thresholds, as described in Part II, Item 5, below. Additionally, the earn-out shares issuable to the Platinum Stockholder accelerate upon a qualifying change of control. Finally, because our certificate of incorporation opts out of Section 203 of the DGCL regulating certain business combinations with interested stockholders, Platinum Equity may transfer shares to a third party by transferring their securities without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for our securities.

Pursuant to the Investor Rights Agreement, the Platinum Stockholder has the right to nominate up to three directors to the Board, depending on its ownership percentage. If one of the Platinum Stockholder’s nominees is elected, one of the Platinum Stockholder’s nominees will serve as the chairman of the Board, and the Platinum Stockholder will have the right to appoint one representative to each committee of the Board. The Platinum Stockholder’s right to nominate directors to the Board is subject to its ownership percentage of the total outstanding shares of Class A Common Stock. If the Platinum Stockholder holds: (i) 25% or greater of the outstanding Class A Common Stock, it has the right to nominate three directors; (ii) less than 25% but greater than or equal to 15% of the outstanding Class A Common Stock, it has the right to nominate two directors; (iii) less than 15% but greater than or equal to 5% of the outstanding Class A Common Stock, it has the right to nominate one director; and (iv) less than 5% of the outstanding Class A Common Stock, it has no right to nominate any directors. Jacob Kotzubei, the Chairman of our Board, Bryan Kelln and David Roberts, our President and Chief Executive Officer, are the current Platinum Stockholder nominees serving on our Board. David Roberts’ current term runs through our 2020 annual stockholder meeting, and Jacob Kotzubei and Bryan Kelln’s terms run through our 2021 annual stockholder meeting. Changes in the Platinum Stockholder’s ownership percentage during its respective nominees’ terms do not require any director, including the Platinum Stockholder’s nominees, to resign from the Board.

Platinum Equity’s interests may not align with the interests of our other security holders. Accordingly, Platinum Equity could cause us to enter into transactions or agreements of which our stockholders would not approve or make decisions with which they would not agree. Further, Platinum Equity is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Platinum Equity may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Platinum Equity and its affiliates and investment funds may serve as our directors or officers, our certificate of incorporation provides, among other things, that none of Platinum Equity or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Platinum Equity has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. We are also party to a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Advisors”), pursuant to which Advisors will provide us with certain transactional and corporate advisory services as mutually agreed between us and Advisors. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Platinum Equity to themselves or their other affiliates.

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

Our bylaws include a forum selection clause, which may impact the ability of our stockholders to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claims governed by the internal affairs doctrine. In addition, our bylaws provide that unless consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters.  These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect our stockholders’ ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

Resales of the shares of our securities could depress the market price of our securities.

Platinum Equity beneficially owned approximately 16% of our Class A Common Stock as of December 31, 2019. All such shares of Class A Common Stock held by Platinum Equity have been registered for resale under the Securities Act. Pursuant to a registration rights agreement that we entered into with Platinum Equity and certain other stockholders in connection with the Business Combination, such stockholders are entitled to make up to six demands, excluding short form demands, that we register shares of our Class A Common Stock held by these parties, in addition to certain “piggy-back” registration rights such stockholders have.

We had approximately 159,150,055 shares of Class A Common Stock outstanding as of December 31, 2019.  We have registered the 10,864,000 shares of Class A Common Stock that we may issue under the Verra Mobility Corporation 2018 Equity Incentive Plan so that they may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

The price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. Our warrants using the trading symbol “VRRMW” were removed from listing by Nasdaq on December 14, 2018, due to an insufficient number of round lot holders following completion of the Business Combination. Those warrants are now quoted on OTC Pink under the symbol “VRRMW.” Accordingly, the liquidity of our warrants may be more limited than if they were quoted or listed on Nasdaq or another national securities exchange. Our securities holders may be unable to sell their securities unless a market can be sustained.

If securities or industry analysts cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, then the price and trading volume of our securities could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of the properties used in our business, including 108,460 square feet of office space for our corporate headquarters in Mesa, AZ. In addition to the corporate headquarters, we also lease office space in various locations for corporate and administrative purposes and lease several small warehouse locations. We do not consider any of these properties to be material to our business.

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

The following table sets forth the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq for the two most recent fiscal years:

	Fiscal Year 2019		Fiscal Year 2018
	High	Low	High	Low
First Quarter	$11.91	$9.00	$10.05	$9.86
Second Quarter	$15.07	$11.73	$10.40	$9.98
Third Quarter	$15.10	$12.70	$10.65	$10.10
Fourth Quarter	$15.36	$13.42	$11.14	$9.14

Holders of Record

As of December 31, 2019, we had 24 holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

As of December 31, 2019, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with our IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with our IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 annual meeting of stockholders.

Stock Performance Graph

The graph below compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index and the S&P Composite 1500 Data Processing & Outsourced Services Index. The period shown commences on October 18, 2018, and ends on December 31, 2019, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on October 18, 2018. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Earn-Out Agreement

Under the Merger Agreement, the Platinum Stockholder is entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”). The Earn-Out Shares are issued to the Platinum Stockholder as follows:

Common Stock Price thresholds	One-time issuance of shares
> $13.00	2,500,000
> $15.50	2,500,000
> $18.00	2,500,000
> $20.50	2,500,000

If any of the Common Stock Price thresholds above (each, a “Triggering Event”) are not achieved within the five-year period following the closing of the Business Combination, we will not be required to issue the Earn-Out Shares in respect of such Common Stock Price threshold. The Platinum Stockholder will also be entitled to Earn-Out Shares upon a change of control transaction for which the per share price is equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event described above.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $54.9 million remains contingently issuable as of December 31, 2019. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This estimate was initially recorded as a distribution to shareholders and was presented as Common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Common stock contingent consideration to Common stock and Additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be cancelled.

On April 26, 2019, the Triggering Event for the issuance of the first tranche of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 for 10 out of 20 consecutive trading days. This Triggering Event resulted in the issuance of 2,500,000 shares of the Company’s Class A Common Stock. At December 31, 2019, the potential future shares issuable pursuant to the earn-out are between zero and 7.5 million. For additional information, refer to our Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

On January 27, 2020, the Triggering Event for the issuance of the second tranche of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $15.50 for 10 out of 20 consecutive trading days. This Triggering Event resulted in the issuance of 2,500,000 shares of the Company’s Class A Common Stock. See Note 21, Subsequent Events, in Item 8. Financial Statements and Supplementary Data, for more information on the issuance of the second tranche of Earn-Out Shares.

Item 6. Selected Financial Data

As a result of the Business Combination, for accounting purposes, Greenlight is considered the acquirer and Gores is considered the acquired party. Our financial statement presentation includes the financial statements of Greenlight and its subsidiaries as Predecessor for periods prior to the completion of the Business Combination and of Verra Mobility Corporation, including the consolidation of Verra Mobility Holdings, LLC and its subsidiaries, for periods from and after the Closing Date.

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations for the respective periods:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2019	2018	2017	2017	2016	2015
Service revenue	$416,723	$365,076	$135,655	$92,531	$212,515	$193,314
Product sales (1)	32,014	5,070	2,584	1,340	18,235	10,280
Total revenue	448,737	370,146	138,239	93,871	230,750	203,594
Cost of service revenue	5,561	5,788	1,936	1,369	2,638	3,192
Cost of product sales (1)	13,919	3,447	1,590	964	9,505	6,267
Operating expenses	125,640	108,883	50,471	35,968	83,762	82,170
Selling, general and administrative expenses	85,493	136,069	44,882	40,884	53,034	52,730
Depreciation, amortization, and (gain) loss on disposal of assets, net (2)	115,771	103,353	33,113	12,613	33,395	35,810
Impairment of property and equipment	5,898	—	—	—	522	3,926
Total cost and expenses	352,282	357,540	131,992	91,798	182,856	184,095
Income from operations	96,455	12,606	6,247	2,073	47,894	19,499
Interest expense, net (3)	60,729	69,550	20,858	875	2,706	2,095
Loss on extinguishment of debt (3)	—	26,486	—	—	—	—
Other (income) expenses, net (4)	(11,198)	(8,795)	(2,172)	(1,294)	(2,471)	2,168
Total other expenses (income)	49,531	87,241	18,686	(419)	235	4,263
Income (loss) before income taxes	46,924	(74,635)	(12,439)	2,492	47,659	15,236
Income tax provision (benefit) (5)	13,581	(16,241)	(30,677)	1,252	18,661	3,826
Net income (loss)	$33,343	$(58,394)	$18,238	$1,240	$28,998	$11,410

Condensed Consolidated Balance Sheet Data

The following table sets forth selected attributes of our condensed consolidated balance sheets at December 31:

	Successor			Predecessor
($ in thousands)	2019	2018	2017	2016
Cash and cash equivalents	$131,513	$65,048	$8,725	$2,901
Goodwill and intangibles, net (2)	1,018,593	1,079,265	498,164	26,983
Total assets	1,407,426	1,344,783	664,865	188,436
Total long-term debt	866,465	869,353	428,689	69,243
Total liabilities and stockholders' equity	1,407,426	1,344,783	664,865	188,436

(1)

Product sales and the related cost of product sales result from the sale of photo enforcement equipment to certain customers. The number of customers that purchase equipment is limited and their buying patterns vary greatly from period to period.

(2)

The purchase accounting resulting from the ATS Merger (as defined below) in May 2017 increased intangible assets subject to amortization to $222.5 million and increased the related amortization of intangibles expense by $17.7 million, $35.4 million, and $37.8 million in the 2017 Successor Period (as defined below), and fiscal years 2018 and 2019, respectively. On March 1, 2018, we acquired HTA. The purchase accounting resulting from the HTA acquisition increased intangible assets subject to amortization to $591.8 million and increased the related amortization expense for the years ended December 31, 2018 and 2019 by $43.1 million and $51.7 million, respectively. On April 6, 2018, we acquired EPC. The purchase accounting resulting from the EPC acquisition increased intangible assets subject to amortization to $614.0 million and increased the related amortization expense for the years ended December 31, 2018 and 2019 by $2.3 million and $3.0 million, respectively. On October 31, 2019, we acquired Pagatelia which increased intangibles subject to amortization to $626.9 million, and the related amortization expense for the year ended December 31, 2019 by $0.3 million.

(3)

In connection with the ATS Merger in May 2017 we entered into a First Lien Term Loan Credit Agreement and a Second Lien Term Loan Credit Agreement of $323 million and $125 million, respectively, and a $40 million Revolving Credit Facility Agreement (collectively the “2017 Credit Facilities”). In connection with the HTA acquisition, we entered into a First Lien Term Loan Credit Agreement and a Second Lien Term Loan Credit Agreement of $840 million and $200 million, respectively, and a $75 million Revolving Credit Facility Agreement (collectively the “2018 Credit Facilities”). The 2018 Credit Facilities replaced the 2017 Credit Facilities. We recorded interest expense including amortization of deferred financing costs of $20.9 million, $69.6 million and $60.7 million, respectively, in the 2017 Successor Period, and in fiscal years 2018 and 2019. We also recorded a $10.2 million loss on extinguishment of debt related to the establishment of the 2018 Credit Facilities in fiscal year 2018.

(4)

Other income and expenses primarily consist of volume rebates from total spend on purchasing cards. In 2015, we paid a $4.3 million earn-out in connection with a 2014 acquisition within our Commercial Services segment.

(5)

On December 22, 2017, the U.S. enacted significant changes to the U.S. tax law following the passage and signing of the Tax Act. The Tax Act reduces the U.S. federal corporate tax rate from a maximum 35% to 21% and modified or eliminated other provisions in the tax code. As of December 31, 2017, we re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. The gross deferred tax assets and liabilities were provisionally adjusted, which resulted in a net effect of a $27.3 million decrease to the income tax provision in the 2017 Successor Period. We completed our analysis in 2018 and have recorded the final adjustments in the measurement period provided for in the Tax Act.

Condensed Consolidated Statements of Cash Flows Data

The following table sets forth selected attributes of our condensed consolidated statements of cash flows:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2019	2018	2017	2017	2016	2015
Net cash provided by operating activities	$133,802	$46,017	$8,311	$41,833	$43,841	$57,625
Net cash used in investing activities	(54,973)	(562,857)	(553,536)	(8,786)	(35,051)	(13,131)
Net cash (used in) provided by financing activities	(14,520)	574,268	555,734	(27,491)	(7,041)	(43,886)

Non-GAAP Financial Data

The following table sets forth the unaudited non-GAAP measures of Adjusted EBITDA and Adjusted EBITDA Margin %:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2019	2018	2017	2017	2016	2015
(Unaudited)
Adjusted EBITDA	$241,391	$197,610	$59,901	$37,991	$87,116	$62,735
Adjusted EBITDA Margin %	53.8%	53.4%	43.3%	40.5%	37.8%	30.8%

We define “Adjusted EBITDA” as net income (loss) adjusted to exclude (i) interest expense, net, (ii) income tax provision (benefit), (iii) depreciation and amortization, and (iv) as further adjusted to eliminate the impact of stock-based compensation, TRA liability adjustment and certain non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted EBITDA margin % represents Adjusted EBITDA as a percentage of total revenue. We use these metrics to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

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

Our non-GAAP information below and elsewhere in this Annual Report on Form 10-K should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere.

The following table sets forth our reconciliation of net income (loss) to Adjusted EBITDA (unaudited):

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2019	2018	2017	2017	2016	2015
Net income (loss)	$33,343	$(58,394)	$18,238	$1,240	$28,998	$11,410
Interest expense, net	60,729	69,550	20,858	875	2,706	2,095
Income tax provision (benefit)	13,581	(16,241)	(30,677)	1,252	18,661	3,826
Depreciation and amortization	115,566	103,346	33,151	12,574	33,293	33,301
EBITDA	223,219	98,261	41,570	15,941	83,658	50,632
Transaction and other related expenses (i)	2,368	56,443	10,190	21,773	1,154	—
Transformation expenses (ii)	—	8,765	3,913	—	—	—
Impairment of property and equipment (iii)	5,898	—	—	—	522	3,926
Loss on extinguishment of debt (iv)	—	26,486	—	—	—	—
Sponsor fees and expenses (v)	—	5,383	4,228	—	—	—
Acquisition earn-out (vi)	—	—	—	—	—	4,275
Non-recurring severance (vii)	—	—	—	—	—	2,117
Non-cash amortization of contract inducement (viii)	—	—	—	277	1,784	1,784
Stock-based compensation (ix)	10,012	2,272	—	—	—	—
TRA liability adjustment (x)	(106)	—	—	—	—	—
Adjusted EBITDA	$241,391	$197,610	$59,901	$37,991	$87,118	$62,734

(i)

Transaction and other related expenses incurred in fiscal 2016 relate to legal and other professional fees associated with activities leading to the ATS Merger. For the 2017 Predecessor Period, we recognized $21.8 million of costs related to the ATS Merger, which consisted of $11.9 million of payments under the Verra Mobility’s 2016 equity plan, $1.3 million of transaction bonus payments, $7.9 million of professional fees and other expenses processed through the funds flow and $0.7 million of professional fees paid directly by Verra Mobility. For the 2017 Successor Period, Verra Mobility recognized approximately $10.2 million of costs related to the ATS Merger, which consisted of $8.0 million of payments for acquisition services to Platinum Equity Advisors, LLC, $1.9 million of professional fees and other expenses processed through the funds flow and $0.3 million of professional fees paid directly by Verra Mobility. For fiscal 2018, Verra Mobility recognized an aggregate of $56.4 million of costs related primarily to the Business Combination, HTA and EPC Acquisitions, primarily consisting of $28.4 million for payments under the 2018 participation plan, $9.7 million for acquisition services to Platinum Equity Advisors, LLC, $17.4 million of banking, legal and other professional fees and $0.9 million of other costs. For fiscal 2019, we paid $0.7 million for the Pagatelia acquisition and $1.7 million of offering costs that were incurred by us for the secondary offerings by PE Greenlight Holdings, LLC.

(ii)

Transformation expenses of $3.9 million and $8.8 million for the 2017 Successor Period and fiscal 2018, respectively, represent one-time costs related to optimizing the expense structure and defining Verra Mobility’s growth strategy. For the 2017 Successor Period, these costs included $1.5 million for strategy consultants, $2.1 million for procurement optimization and $0.2 million for IT optimization.  For fiscal 2018, these costs included $5.7 million for strategy consultants, $1.0 million for procurement optimization, $0.6 million for severance to employees of acquired businesses, $0.6 million for IT optimization and $0.9 million of other professional fees.

(iii)	This represents an impairment charge on fixed assets during fiscal year 2019 as a result of a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019.

(iv)

This represents the loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit facilities in conjunction with the HTA acquisition and the repayment of the second lien term loan facility in October 2018 pursuant to the Business Combination.

(v)

We incurred management fees and related expenses associated with a previous corporate advisory services agreement with Platinum Equity Advisors, LLC which was terminated in connection with the Business Combination.

(vi)	In 2015, we paid $4.3 million earn-out associated with a 2014 acquisition within the Commercial Services segment. The payment related to performance goals reached subsequent to the acquisition.
(vii)	In 2015, we incurred severance charges associated with the transition of our executive leadership team.
(viii)

In 2014, we paid $10.2 million in connection with a tolling contract with a major RAC. This amount was capitalized and amortized over the term of the contract as a reduction to revenue. As a result of the ATS Merger, and the resultant purchase price allocation, the contract inducement was subsumed into the larger customer relationship intangible asset recorded for this and other customers.

(ix)	Stock-based compensation represents the non-cash charge related to the issuance of awards under the Verra Mobility 2018 equity incentive plan.
(x)	This represents an adjustment to the TRA liability during fiscal year 2019 based upon changes to taxable income and tax rates.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors.” Please also see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

The Commercial Services segment offers toll and violation management solutions, title and registration services for RACs and FMCs in North America. In Europe, we provide violations processing through EPC and tolling services through Pagatelia.

•

The Government Solutions segment provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. It implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, gain (loss) on disposal of assets, net, impairment of property and equipment, and stock-based compensation. The measure also excludes interest expense, net, loss on extinguishment of debt, income taxes and is inclusive of other income, net.

Executive Summary

We operate with long-term contracts and a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented:

•	We executed on the growth strategy by completing strategic acquisitions:

HTA – We acquired HTA during the first quarter of 2018 which strengthened our position in tolling and related services to RAC and FMC customers.

EPC – In the second quarter of 2018, we acquired EPC which provided a platform to expand our RAC and FMC solutions into Europe.

Pagatelia – During the fourth quarter of 2019, we acquired Pagatelia which provides consumer tolling and parking solutions and is expected to accelerate our European expansion.

•

We grew service revenue from $365.1 million in fiscal year 2018 to $416.7 million in fiscal year 2019. Acquisitions contributed $21.6 million to the revenue growth, while expansion in existing products or customers contributed $30.0 million to revenue growth. Service revenue was $135.7 million and $92.5 million for the 2017 Successor Period and the 2017 Predecessor Period, respectively.

•	We improved our cost structure, as Selling, general and administrative expenses as a percentage of total revenue decreased from 36.8% in fiscal year 2018 to 19.1% for fiscal year 2019.
•

We generated cash flows from operating activities of $133.8 million for fiscal year 2019, $46.0 million for fiscal year 2018, $8.3 million for the 2017 Successor Period, and $41.8 million for the 2017 Predecessor Period. Cash flows from operating activities for 2018 were negatively impacted by $65.2 million of transaction and transformation expenses associated with two acquisitions and our Business Combination.

Basis of Presentation

On May 31, 2017, private equity investment vehicles sponsored by Platinum Equity, LLC acquired ATS Consolidated, Inc. (now VM Consolidated, Inc.) pursuant to the Agreement and Plan of Merger, dated April 15, 2017, by and among ATS Consolidated, Inc., Greenlight Merger Corporation, a wholly-owned subsidiary of Greenlight Acquisition Corporation, and Greenlight Acquisition Corporation, whereby we merged with and into Greenlight Merger Corporation with the former surviving the merger (such transaction, the “ATS Merger”).

Pursuant to the ATS Merger, a new basis of accounting at fair value was established in accordance with U.S generally accepted accounting principles (“GAAP”) under Accounting Standards Codification Topic 805, Business Combinations. The new stepped-up basis was pushed down by Greenlight Acquisition Corporation to us. The consolidated financial statements and our footnotes contained elsewhere in this Annual Report on Form 10-K are presented in distinct periods to indicate the application of two different bases of accounting between the periods presented. As a result of purchase accounting, the pre-ATS Merger and post-ATS Merger consolidated financial statements are not comparable. Depreciation, amortization and interest expense were the primary items impacted in any material respect by the purchase accounting adjustments related to the ATS Merger.

The period from January 1, 2017 to May 31, 2017 has been labeled “Predecessor,” or “2017 Predecessor Period,” and the financial information and discussion and analysis for this period has been prepared using the historical basis of accounting of the Predecessor.

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

On June 21, 2018, Gores, First Merger Sub, Second Merger Sub and PE Greenlight Holdings, LLC entered into the Merger Agreement, which provided for, among other things, (i) the First Merger and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Second Merger. In connection with the closing of the Business Combination on October 17, 2018, we changed our name to Verra Mobility Corporation. As a result of the Business Combination, we became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC (formerly Second Merger Sub) and its subsidiaries.

HTA Acquisition and Refinancing

On March 1, 2018, we acquired HTA for an aggregate purchase price of $603.3 million, consisting of $525.0 million in cash, $9.7 million in purchase price adjustments, a $11.3 million payment to the sellers for certain tax items, and the issuance of equity in Greenlight with a fair value of approximately $57.3 million. The receipt of the equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. We recognized $15.6 million of costs related to the transaction in fiscal year 2018. See Note 3, Mergers and Acquisitions, in Item 8, Financial Statements and Supplementary Data.

In connection with the HTA acquisition, we refinanced the 2017 Credit Facilities (defined below) and entered into the 2018 Credit Facilities (defined below), which provided for term loans with an aggregate principal amount of $1.04 billion and a revolver with an aggregate commitment of up to $75.0 million. We recorded a loss on extinguishment of the 2017 Credit Facilities of $10.2 million during fiscal year 2018, which included a prepayment penalty of $3.8 million related to one of the term loans. See Note 9, Debt, in Item 8, Financial Statements and Supplementary Data.

EPC Acquisition

On April 6, 2018, we acquired EPC for an aggregate purchase price of $62.9 million. The purchase consideration consisted primarily of equity in Greenlight and working capital adjustments, which aggregated $2.6 million. The receipt of equity was treated for accounting purposes as a capital contribution from Greenlight Acquisition Corporation. We recognized $3.0 million of costs related to the transaction in fiscal year 2018. See Note 3, Mergers and Acquisitions, in Item 8, Financial Statements and Supplementary Data.

Pagatelia Acquisition

On October 31, 2019, we completed the acquisition of all of the outstanding shares of Pagatelia, a Spanish limited liability company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. The purchase consideration for Pagatelia was $26.6 million which we paid during the fourth quarter of fiscal 2019. Transaction costs related to Pagatelia were not material.

ATS Merger

In connection with the ATS Merger (discussed above), we recognized approximately $31.0 million of aggregate expenses related to the transaction between the 2017 Predecessor Period and the period from June 1, 2017 to December 31, 2017, which has been labeled “Successor” or the “2017 Successor Period.” We had approximately $9.9 million of costs included in Selling, general and administrative expenses for the 2017 Successor Period related to the transaction. For the 2017 Predecessor Period, approximately $21.1 million of costs were included in Selling, general and administrative expenses, consisting of $11.9 million of payments under our 2016 equity plan, $1.3 million of transaction bonus payments, and $7.9 million of professional fees and other expenses related to the ATS Merger.

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

The Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems. This revenue is generally tied to long-term contracts, and revenue is recognized either when services are performed or when citations are issued or paid, depending on the terms of the customer contract. Revenue drivers include the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in the Government Solutions segment from payment processing, pass-through fees for collection expense, and other fees.

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

Cost of Product Sales.  Cost of product sales consists of the cost to acquire and install photo enforcement equipment that is purchased by Government Solutions customers.

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

Impairment of Property and Equipment.  Impairment of property and equipment includes impairment charges for fixed assets which were held and used in our operations.

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

Results of Operations

Fiscal Year 2019 Compared to Fiscal Year 2018

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$416,723	$365,076	92.9%	98.6%	$51,647	14.1%
Product sales	32,014	5,070	7.1%	1.4%	26,944	531.4%
Total revenue	448,737	370,146	100.0%	100.0%	78,591	21.2%
Cost of service revenue	5,561	5,788	1.2%	1.6%	(227)	(3.9)%
Cost of product sales	13,919	3,447	3.1%	0.9%	10,472	303.8%
Operating expenses	125,640	108,883	28.0%	29.4%	16,757	15.4%
Selling, general and administrative expenses	85,493	136,069	19.1%	36.8%	(50,576)	(37.2)%
Depreciation, amortization and (gain) loss on disposal of assets, net	115,771	103,353	25.8%	27.9%	12,418	12.0%
Impairment of property and equipment	5,898	—	1.3%	—	5,898	n/a
Total costs and expenses	352,282	357,540	78.5%	96.6%	(5,258)	(1.5)%
Income from operations	96,455	12,606	21.5%	3.4%	83,849	665.2%
Interest expense, net	60,729	69,550	13.5%	18.8%	(8,821)	(12.7)%
Loss on extinguishment of debt	—	26,486	—	7.2%	(26,486)	(100.0)%
Other income, net	(11,198)	(8,795)	(2.4)%	(2.4)%	(2,403)	27.3%
Total other expenses	49,531	87,241	11.1%	23.6%	(37,710)	(43.2)%
Income (loss) before income tax provision (benefit)	46,924	(74,635)	10.4%	(20.2)%	121,559	162.9%
Income tax provision (benefit)	13,581	(16,241)	3.0%	(4.4)%	29,822	183.6%
Net income (loss)	$33,343	$(58,394)	7.4%	(15.8)%	$91,737	157.1%

Service Revenue.  Service revenue increased by $51.6 million, or 14.1%, to $416.7 million for fiscal year 2019 from $365.1 million for fiscal 2018, representing 92.9% and 98.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue
Commercial Services	$276,479	$222,611	61.6%	60.1%	$53,868	24.2%
Government Solutions	140,244	142,465	31.3%	38.5%	(2,221)	(1.6)%
Total service revenue	$416,723	$365,076	92.9%	98.6%	$51,647	14.1%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Service revenue increased by $53.9 million, or 24.2%, from $222.6 million for fiscal year 2018 to $276.5 million for fiscal 2019. We acquired HTA, a toll and violation processor, on March 1, 2018, and EPC, a European violations processor, on April 6, 2018. These acquisitions contributed $21.6 million to service revenue growth during the period presented. The remaining service revenue is mainly due to a $28.9 million increase from improved volumes in both billable days and tolls processed across our tolling products.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased by $2.2 million, to $140.2 million for fiscal year 2019 from $142.5 million for fiscal 2018. Our red-light photo enforcement service revenue declined $9.5 million compared to fiscal year 2018. This was primarily due to a $2.7 million decline from the loss of certain Florida programs and $4.5 million due to the loss of Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The loss of most of our red-light programs in Texas will negatively impact year over year service revenue comparison for the next two quarters. The remaining decline results from lower price per system in variable contracts. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. The Company exited its street light maintenance offering at the end of the first quarter of 2019, resulting in a $2.5 million decrease year over year. This street light maintenance offering was not part of our core business and did not meet our profitability criteria. These declines were offset by speed program revenue, which grew approximately $10 million due to increases in the total number of camera systems installed and higher average pricing.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric during the first quarter of 2019, and are reporting only installed camera systems that are generating revenue, as we believe this is a more meaningful presentation. There were an average of 4,738 camera systems installed during fiscal year 2019 compared to an average of 4,306 for fiscal year 2018. The increase in camera systems was primarily due to new installations of school bus arm systems and the expansion of speed enforcement systems with existing customers. This increase was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of certain Florida and Texas programs noted above.

Product Sales.  Product sales of $32.0 million for fiscal year 2019 include revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $26.9 million compared to $5.1 million in fiscal year 2018 which was primarily driven by sales to a single customer who is in the process of expanding their existing school zone speed program. We anticipate continued growth in product sales for fiscal year 2020.

Cost of Service Revenue.  Cost of service revenue decreased slightly by $0.2 million, to $5.6 million for the fiscal year 2019 from $5.8 million for fiscal 2018. The decline in cost is consistent with a slight decline in ancillary revenue generated from supporting red-light programs.

Cost of Product Sales.  Cost of product sales increased by $10.5 million, to $13.9 million for fiscal year 2019 compared to $3.4 million in fiscal 2018, and was consistent with the change in product sales.

Operating Expenses.  Operating expenses were $125.6 million for fiscal year 2019, and they increased $16.8 million from $108.9 million in fiscal year 2018 mainly due to the inclusion of HTA and EPC operations for the full year compared to only ten months and nine months, respectively, in 2018, but have decreased as a percentage of revenue from 29.4% to 28.0% in fiscal years 2018 and 2019, respectively. Operating expenses by segment appear in the table below.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Operating expenses
Commercial Services	$66,916	$51,221	14.9%	13.8%	$15,695	30.6%
Government Solutions	57,905	57,525	12.9%	15.6%	380	0.7%
Total operating expenses before stock-based compensation	124,821	108,746	27.8%	29.4%	16,075	14.8%
Stock-based compensation	819	137	0.2%	—	682	497.8%
Total operating expenses	$125,640	$108,883	28.0%	29.4%	$16,757	15.4%

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $85.5 million for fiscal year 2019. Expenses in this line item decreased by $50.6 million from $136.1 million in fiscal year 2018 primarily due to $56.4 million of transaction expenses for the Business Combination, HTA and EPC acquisitions, non-recurring expenses of $8.8 million and $5.4 million related to fees paid under a corporate advisory services agreement in fiscal 2018 for which there were no comparable amounts in the current year. The decrease was partially offset by the stock-based compensation expense recorded for fiscal year 2019. As a result, Selling, general and administrative expenses as a percentage of revenue decreased from 36.8% to 19.1% for fiscal years 2018 and 2019, respectively. Selling, general and administrative expenses by segment appear in the table below:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, general and administrative expenses
Commercial Services	$41,384	$55,370	9.2%	15.0%	$(13,986)	(25.3)%
Government Solutions	32,696	27,827	7.3%	7.5%	4,869	17.5%
Corporate	2,220	50,737	0.5%	13.7%	(48,517)	(95.6)%
Total selling, general and administrative expenses before stock-based compensation	76,300	133,934	17.0%	36.2%	(57,634)	(43.0)%
Stock-based compensation	9,193	2,135	2.1%	0.6%	7,058	330.6%
Total selling, general and administrative expenses	$85,493	$136,069	19.1%	36.8%	$(50,576)	(37.2)%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.  Depreciation, amortization and gain or loss on disposal of assets, net, of $115.8 million for fiscal year 2019 included $22.8 million of depreciation and $92.8 million of amortization. The increase of $12.4 million from $103.4 million in fiscal year 2018 is primarily due to the inclusion of amortization expense resulting from the HTA and EPC acquisitions for the entire fiscal year 2019 compared to partial periods in the 2018 period.

Impairment of Property and Equipment. Impairment of property and equipment for fiscal year 2019 consists of a $5.9 million impairment charge as a result of a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.  Interest expense, net decreased by $8.8 million from $69.5 million in fiscal year 2018 to $60.7 million for 2019. The average debt balances as of December 31, 2018 and 2019 were $887.8 million and $899.7 million, respectively. Although the average debt balances remained relatively consistent, interest expense was higher in the 2018 period due to the New Second Lien Term Loan, which had a higher interest rate.  The decrease in interest expense in 2019 is due to the full payoff of the New Second Lien Term Loan in the fourth quarter of 2018 and increase in interest income of $1.1 million during fiscal 2019. See “Liquidity and Capital Resources.”

Other Income, Net.  Other income, net increased $2.4 million, from $8.8 million in fiscal 2018 to $11.2 million for fiscal year 2019 primarily due to the increased purchasing card rebates resulting from the inclusion of HTA operations for the entire period in fiscal 2019 compared to ten months in the 2018 period. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Provision (Benefit).   The income tax provision was $13.6 million for fiscal year 2019 compared to an income tax benefit of $(16.2) million for fiscal year 2018. The effective tax rate was 28.9% in 2019 compared to an effective tax benefit rate of (21.8)% for 2018. Our effective tax rate for 2019 was higher compared to 2018 primarily due to the impact of permanent items on pre-tax book income in 2019, which increased the effective tax rate, versus the impact of permanent items on a pre-tax book loss in 2018, which had the impact of decreasing the effective tax rate. Our effective tax rate differed from the statutory federal income tax rate in 2019 and 2018 primarily due to state taxes, the impact of permanent items such as transaction costs, executive compensation, changes in uncertain tax positions, changes in the valuation allowance, lobbying expenses and meals.

Net Income (Loss).  We had net income of $33.3 million for fiscal year 2019, compared to a net loss of $58.4 million for 2018. The increase in net income was primarily due to expenses in the 2018 period related to an aggregate of $97.1 million of acquisition, refinancing (including loss on extinguishment of debt) and integration costs associated with the HTA and EPC acquisitions for which there were no comparable amounts in fiscal year 2019. This increase was partially offset by related amortization expense and an impairment charge, noted above.

For the Seven Month Period from June 1, 2017 to December 31, 2017

The following table sets forth our statement of operations data for the 2017 Successor Period, and expresses each item as a percentage of total revenue for the same period. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Percentage of Revenue
Service revenue	$135,655	98.1%
Product sales	2,584	1.9%
Total revenue	138,239	100.0%
Cost of service revenue	1,936	1.4%
Cost of product sales	1,590	1.2%
Operating expenses	50,471	36.5%
Selling, general and administrative expenses	44,882	32.5%
Depreciation, amortization and (gain) loss on disposal of assets, net	33,113	24.0%
Total costs and expenses	131,992	95.5%
Income from operations	6,247	4.5%
Interest expense	20,858	15.1%
Other income, net	(2,172)	(1.6)%
Total other expenses	18,686	13.5%
Loss before income tax benefit	(12,439)	(9.0)%
Income tax benefit	(30,677)	(22.2)%
Net income	$18,238	13.2%

Service Revenue.  Service revenue of $135.7 million for the 2017 Successor Period was 98.1% of total revenue. The following table depicts service revenue by segment for the 2017 Successor Period:

	Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Percentage of Revenue
Service revenue
Commercial Services	$55,874	40.4%
Government Solutions	79,781	57.7%
Total service revenue	$135,655	98.1%

Service revenue for the Commercial Services segment was $55.9 million for the 2017 Successor Period and included revenue from tolling services, violation services and title and registration services. Tolling volume trends in the period were positive, with an increased number of tolls incurred by customers and greater adoption of tolling products resulting primarily from an increased number of cashless toll roads. This increase was partially offset by a contract negotiation with a large customer that negatively impacted price during the period.

Government Solutions service revenue was $79.8 million for the 2017 Successor Period and included revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Demand for new photo enforcement systems continued, with the number of installed systems during the period increasing for all products. The positive trend was partially offset by a high number of red-light systems that did not generate revenue during the period due to road construction. There were 4,303 systems installed at December 31, 2017.

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

	Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Percentage of Revenue
Operating expenses
Commercial Services	$16,425	11.9%
Government Solutions	34,046	24.6%
Total operating expenses	$50,471	36.5%

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $44.9 million for the 2017 Successor Period and consisted of payroll and payroll-related cost, real estate lease expense, insurance costs, legal fees and general corporate expenses. Selling, general and administrative expenses for the 2017 Successor Period included $10.2 million of transaction expenses resulting from or closely aligned with the ATS Merger, $3.9 million of other non-recurring expenses and $4.2 million paid to Platinum Equity Advisors, LLC under a corporate advisory services agreement.

	Successor
($ in thousands)	Period From June 1, 2017 to December 31, 2017	Percentage of Revenue
Selling, general and administrative expenses
Commercial Services	$14,784	10.7%
Government Solutions	11,767	8.5%
Corporate	18,331	13.3%
Total selling, general and administrative expenses	$44,882	32.5%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.  Depreciation, amortization and gain or loss on disposal of assets, net of $33.1 million for the 2017 Successor Period included depreciation of $14.4 million and $18.8 million of amortization. The amortization in the 2017 Successor Period resulted from $222.5 million of identifiable intangible assets recorded in connection with the ATS Merger.

Interest Expense.  Interest expense was $20.9 million in the 2017 Successor Period and was directly related to the 2017 Credit Facilities (defined below). In connection with the ATS Merger, we entered into the 2017 Credit Facilities, consisting of term loans with an aggregate principal amount of $450 million and a $40 million revolving credit facility. See “Liquidity and Capital Resources.”

Other Income, Net.  Other income, net of $2.2 million for the 2017 Successor Period primarily related to volume rebates on our total spend on purchasing cards. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Benefit.  The income tax benefit of $30.7 million for the 2017 Successor Period had an effective benefit rate of 246.6% which was primarily impacted by the accounting for the U.S. tax reform enacted on December 22, 2017, which reduced the federal income tax rate from 35% to 21%. We recognized a net provisional benefit of $27.3 million related to the re-measurement of our net deferred tax liabilities for this rate change, affecting the rate by 219.8%. Excluding the effects of the tax reform, our tax benefit rate for the 2017 Successor Period was 26.9%.

Net Income.  As a result of the statement of operations activity discussed above, we had net income of $18.2 million for the 2017 Successor Period.

For the Five Month Period from January 1, 2017 to May 31, 2017 (Predecessor)

The following table sets forth our statement of operations data for the 2017 Predecessor Period and expresses each item as a percentage of total revenue for the same period. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Predecessor
($ in thousands)	Period From January 1, 2017 to May 31, 2017	Percentage of Revenue
Service revenue	$92,531	98.6%
Product sales	1,340	1.4%
Total revenue	93,871	100.0%
Cost of service revenue	1,369	1.5%
Cost of product sales	964	1.0%
Operating expenses	35,968	38.3%
Selling, general and administrative expenses	40,884	43.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	12,613	13.4%
Total costs and expenses	91,798	97.8%
Income from operations	2,073	2.2%
Interest expense	875	0.9%
Other income, net	(1,294)	(1.4)%
Total other income	(419)	(0.4)%
Income before income tax provision	2,492	2.7%
Income tax provision	1,252	1.3%
Net income	$1,240	1.3%

Service Revenue.  Service revenue of $92.5 million for the 2017 Predecessor Period was 98.6% of total revenue. The following table depicts service revenue by segment for the 2017 Predecessor Period:

	Predecessor
($ in thousands)	Period From January 1, 2017 to May 31, 2017	Percentage of Revenue
Service revenue
Commercial Services	$35,509	37.8%
Government Solutions	57,022	60.7%
Total service revenue	$92,531	98.6%

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

Government Solutions service revenue was $57.0 million for the 2017 Predecessor Period and included revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Demand for new photo enforcement systems continued with the number of installed systems during the period increasing for all products. There were 4,021 systems installed at May 31, 2017.

Product Sales.  Product sales of $1.3 million for the 2017 Predecessor Period included revenue generated from Government Solutions customers who purchased their equipment. Product revenue was limited to bus lane systems. There are a small number of customers who purchase this equipment and their buying patterns vary greatly from period to period.

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

Operating Expenses.  Operating expenses of $36.0 million for the 2017 Predecessor Period consisted of payroll and payroll-related costs, costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs. During this period, certain activities in the Commercial Services segment were outsourced, resulting in a decrease in payroll-related expenses and an increase in subcontracting expenses. Operating expenses were 38.3% of total revenue for the 2017 Predecessor Period. Operating expenses by segment appear in the table below.

	Predecessor
($ in thousands)	Period From January 1, 2017 to May 31, 2017	Percentage of Revenue
Operating expenses
Commercial Services	$11,266	12.0%
Government Solutions	24,702	26.3%
Total operating expenses	$35,968	38.3%

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

	Predecessor
($ in thousands)	Period From January 1, 2017 to May 31, 2017	Percentage of Revenue
Selling, general and administrative expenses
Commercial Services	$9,882	10.5%
Government Solutions	9,231	9.8%
Corporate	21,771	23.2%
Total selling, general and administrative expenses	$40,884	43.6%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.  Depreciation, amortization and gain or loss on disposal of assets, net of $12.6 million for the 2017 Predecessor Period was comprised of depreciation of long-lived assets of $11.8 million and amortization of intangible assets of $0.8 million.

Interest Expense.  Interest expense was $0.9 million for the 2017 Predecessor Period and was directly related to the average outstanding debt balance during that period of $51.1 million.

Other Income, Net.  Other income, net of $1.3 million in the 2017 Predecessor Period primarily related to volume rebates on our total spend on purchasing cards. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

Income Tax Provision.  The income tax expense of $1.3 million for the 2017 Predecessor Period had an effective rate of 50.3%, and was impacted by certain transaction and other expenses that were not deductible for taxes and the negative impact of the provision to return adjustment associated with research and development tax credits.

Net Income.  As a result of the statement of operations activity discussed above, we had net income of $1.2 million for the 2017 Predecessor Period.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, long-term borrowings and availability under revolving credit facilities.

We have incurred significant long-term debt, as described below, to fund the ATS Merger and the HTA acquisition.

We believe that the existing cash and cash equivalents and cash flows provided by operating activities will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business that it undertakes, including strategic acquisitions. Should we pursue additional strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, which may not be available to us on favorable terms, borrowings on the revolver under the 2018 Credit Facilities (defined below), equity financings or at all. See the section entitled “Risk Factors.”

We have the ability to borrow under our revolving credit facility to meet obligations as they come due. At December 31, 2019, we had $63.5 million available for borrowing, net of letters of credit, under the New Revolver (as defined below).

The Company funded the Pagatelia acquisition discussed above with existing cash on hand as of the acquisition date for a purchase price of $26.6 million.

The following table sets forth certain captions within our consolidated statements of cash flows for the periods indicated:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
($ in thousands)	2019	2018	2017	2017
Net cash provided by operating activities	$133,802	$46,017	$8,311	$41,833
Net cash used in investing activities	(54,973)	(562,857)	(553,536)	(8,786)
Net cash (used in) provided by financing activities	(14,520)	574,268	555,734	(27,491)

Cash Flows from Operating Activities

Cash provided by operating activities increased $87.8 million from $46.0 million for fiscal 2018 to $133.8 million for the same period in 2019. The change in cash provided by operating activities year over year was primarily due to a net income increase of $91.7 million from a loss of $58.4 million in fiscal 2018 to income of $33.3 million in fiscal 2019. The growth in net income was driven by the inclusion of the results of HTA and EPC operations for the full year in 2019 versus only partial periods in the 2018 period. It is also attributable to $97.1 million of transaction (the Business Combination, HTA and EPC acquisitions), non-recurring transformation, sponsor fee expenses and loss on extinguishment of debt in fiscal 2018 for which there are no comparable amounts in the current period.

Aggregate adjustments to reconcile net income (loss) to net cash provided by operations increased by $12.5 million. The increase is primarily due to inclusion of the amortization of intangibles associated with the HTA and EPC acquisitions and stock-based compensation for the full year in 2019 versus partial periods in the 2018. The $26.5 million loss on extinguishment of debt in fiscal year 2018 for which there is no comparable amount in the current period was offset by a $5.9 million impairment charge in the 2019 period for which there were no comparable amounts in the prior period. The aggregate change in operating assets and liabilities represents an aggregate decrease of $16.5 million for fiscal 2019 versus the 2018 period. The decrease was primarily driven by an increase in prepaid expenses and the change in accrued liabilities offset by the change in accounts receivables.

During the 2017 Successor Period, cash provided by operating activities was $8.3 million. This amount was primarily the result of net income for the period and a $4.2 million reduction in prepaid expenses and other assets, primarily due to the timing of the receipt of a purchasing credit for credit card purchases and a $4.8 million decrease in accounts payable and accrued liabilities due to the timing of payments to vendors, partially offset by a $17.2 million increase in accounts receivable due to the timing of billings and customer payments. During the 2017 Predecessor Period, cash provided by operating activities was $41.8 million. This amount was primarily the result of net income for the period and a $22.4 million increase in accounts payable and accrued liabilities related to transaction expenses incurred by the sellers in the ATS Merger and a $8.1 million decrease in accounts receivable and unbilled receivables due to the timing of billings and customers payments.

Cash Flows from Investing Activities

Cash used in investing activities was $55.0 million and $562.9 million for fiscal year 2019 and 2018, respectively. The change in cash used in investing activities year over year was primarily due to acquisitions. Cash paid for the Pagatelia acquisition was $26.6 million, net of $1.1 million of cash acquired, in fiscal 2019. Cash consideration for the HTA acquisition was $531.7 million net of $3.0 million of cash acquired, and for EPC it was $2.6 million, net of $9.0 million of cash acquired.

During the 2017 Successor Period, cash used in investing activities was $553.5 million, which was primarily the result of the ATS Merger. During the 2017 Predecessor Period, cash used in investing activities was $8.8 million. This amount was primarily the result of $9.0 million of capital expenditures for camera systems and related items for the Government Solutions segment.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(14.5) million for the year ended December 31, 2019 which is mainly due to quarterly repayments totaling $9.1 million on long-term debt from our 2018 Credit Facilities (discussed below) and a $5.0 million employee tax withholding payment related to RSUs. Cash (used in) provided by financing activities was $574.3 million for the year ended December 31, 2018 and was due to our entering into the 2018 Credit Facilities to fund the HTA acquisition and to repay the outstanding balance on the 2017 Credit Facilities, which totaled approximately $450.5 million, as well as the repayment of the New Second Lien Term Loan in full and the $70.0 million increase to the New First Lien Term Loan in conjunction with the Business Combination. Additionally, cash received in connection with the Business Combination was $803.3 million. Cash payments made in connection with the issuance of the 2018 Credit Facilities, the repayment of the 2017 facilities and the Business Combination were $29.5 million, $8.2 million and $24.0 million, respectively. Additionally, there was a $779.2 million distribution to the selling shareholders in the Business Combination that was partially offset by a $169.3 million capital contribution from Greenlight.

During the 2017 Successor Period, cash (used in) provided by financing activities was $555.7 million. This amount was primarily the result of our entering into the 2017 Credit Facilities in connection with the ATS Merger. During the 2017 Predecessor Period, cash (used in) provided by financing activities was $(27.5) million. This amount was primarily the result of net repayments on our revolver.

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

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2019, the interest rate on the New First Lien Term Loan was 5.5%. See Note 21, Subsequent Events, in Item 8. Financial Statements and Supplementary Data, for information on the refinancing of our debt, which reduced the interest rate by 50 basis points, effective February 20, 2020.

In addition, the New First Lien Term Loan contains provisions that require mandatory prepayments to be calculated as of the last day of the fiscal year, beginning with year ending December 31, 2019, as the product of the excess cash flows of the Company (as defined in the loan agreement) and the applicable percentages set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the New First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

The Company will make a mandatory prepayment of excess cash flow calculated per the loan agreement for approximately $19.7 million during the first quarter of fiscal 2020.

On July 24, 2018, we secured a $70 million incremental loan commitment under the New First Lien Term Loan. The proceeds of this incremental borrowing, together with a portion of the funds held in the Company upon the closing of the Business Combination, were used to repay our $200 million New Second Lien Term Loan in full.

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. We may at any time, on not more than five occasions, request an increase to the New Revolver of up to an aggregate amount of $50 million. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At December 31, 2019, we had no outstanding borrowings on the New Revolver and the availability to borrow was $63.5 million, net of $0.1 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at December 31, 2019. We are also required to pay participation and fronting fees on $0.1 million in outstanding letters of credit at 1.38% as of December 31, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. As of December 31, 2019, we were in compliance with the covenants in the 2018 Credit Facilities. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2018 Credit Facilities.

We recognized a charge of $10.2 million in the year ended December 31, 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

We also recorded a loss on extinguishment of the New Second Lien Term Loan of $16.3 million, comprised of a prepayment penalty on redemption of the New Second Lien Term Loan and the write-off of unamortized deferred financing and lender costs associated with the issuance of the loan.

Commitments and Contingencies

We have issued various letters of credit under contractual arrangements with certain of our vendors and customers. Outstanding letters of credit under these arrangements totaled $0.1 million and $1.0 million at December 31, 2019 and 2018, respectively. The letters of credit are not released until all services have been provided or the contract has been cancelled.

The following table summarizes our contractual commitments at December 31, 2019:

	Payments due by period
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	Thereafter
Long-term debt, including current maturities (1)	$894,421	$28,779	$18,208	$18,208	$829,226
Interest on long-term debt (2)	226,433	45,573	87,696	86,185	6,979
Operating lease agreements	47,259	4,709	7,578	5,906	29,066
Purchase obligations	29,282	29,013	269	—	—

(1)	Amounts for 2020, 2021-2022, and 2023-2024 represent quarterly installment payments with respect to the New First Lien Term Loan.
(2)

The interest rate for the New First Lien Term Loan in effect at December 31, 2019 was used for a portion of year 1 and the new interest rate as of February 20, 2020 as discussed in Note 21 is used for the remainder of year 1 and for all future periods. Refer to Note 21, Subsequent Events, in Item 8. Financial Statements and Supplementary Data, for information on the refinancing of our debt, which reduced the interest rate by 50 basis points, effective February 20, 2020.

Legal Proceedings

We are subject to legal and regulatory actions that arise from time to time in the ordinary course of business. We record a liability when we believe it is probable a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. We have determined that resolution of pending matters is not probable to have a material adverse impact on our consolidated results of operations, cash flows, or financial position. However, the outcome of litigation is inherently uncertain.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any material off-balance sheet financing arrangements, nor did we have any interest in entities referred to as variable interest entities.

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

A summary of our significant accounting policies is included in Note 2, Significant Accounting Policies, elsewhere in this Annual Report on Form 10-K. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements.

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

•

Product sales (sale of camera and installation) – we recognize revenue when the installation process is completed and the camera is ready to perform the services as expected by the customer. Generally, this occurs at site acceptance or first citation. We recognize revenue for the sale of the camera and installation services at a point in time.

•

Service revenue – we have determined our performance obligation is to provide a complete end-to-end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the local police department and processing payments on behalf of the municipality. We determined certain of the promises to our customers are capable of being distinct as they are capable of providing some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, we have determined the promises to our customers do not meet the criterion of being distinct within the context of our contracts. We would not be able to fulfill our promises individually as our customers could not obtain the intended benefit from the contract without us fulfilling all promises. Accordingly, we concluded that each contract represents one service offering and is a single performance obligation to our customer. Further, we account for all the services as a single continuous service. We applied the series guidance for those services as we stand ready to deliver those services over the contract period. We recognize revenue from services over time, as they are performed.

Remaining Performance Obligations

As of December 31, 2019, we had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which includes amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract as of December 31, 2019. As these amounts relate to the initial deferral of revenue under a contract, we expect to recognize these amounts over a two-month period at the end of the contract.

We apply the practical expedient and do not disclose variable consideration allocated entirely to wholly unsatisfied stand-ready performance obligations for certain Government Solutions and Commercial Services contracts as part of the information about remaining performance obligations. The duration for these contracts ranges between 3 and 5 years for new contracts.

Significant Judgments

Under the new revenue standard, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of stand-alone selling prices and the allocation of the transaction price by relative stand-alone selling prices. Assumptions regarding timing of when control transfers to the customer requires significant judgment in order to recognize revenue. We used significant judgment related to identifying the performance obligation and determining whether the services provided are able to be distinct, determining the transaction price, specifically as it is related to the different variable consideration structures identified in our contracts, and in determining the timing of revenue recognition.

Business Combinations

We apply the asset acquisition method to account for business acquisitions. We allocate the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment and includes the use of independent valuation specialists to assist us in estimating fair values of acquired tangible and intangible assets.

Impairment of Long-Lived Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired in business combinations. Intangible assets represent existing customer contracts and relationships, patents, trade names, developed technology and non-compete agreement intangibles. Intangible assets are amortized over their respective estimated useful lives. Amortization of intangible assets is included in Depreciation, amortization and (gain) loss on disposal of assets, net in the consolidated statements of operations.

We assess goodwill and intangibles for impairment annually on October 1, or more frequently if events or circumstances indicate that the carrying amounts may not be fully recoverable. We first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount, we then perform a quantitative impairment test. The process of evaluating goodwill and intangibles requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit.

As of December 31, 2019, 2018 and 2017, our qualitative analysis did not indicate any impairment.

We review our long-lived assets, other than goodwill and intangibles, for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. We assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value.

The state of Texas passed legislation as of June 1, 2019 to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. We considered this event an indicator for potential impairment and, as such, evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, we recognized an impairment charge in the Government Solutions segment of $5.9 million for fiscal year 2019, which is included in Impairment of property and equipment in the consolidated statements of operations. For the year ended December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period, we recognized no losses of impairment of long-lived assets. We believe the carrying amounts of our remaining long-lived assets at December 31, 2019 are fully realizable and do not believe any additional impairment losses are necessary.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years, while deferred tax liabilities generally represent items that generate a future tax liability for items where deductions have been accelerated for tax purposes. We provide a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the tax assets will not be realized. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction and tax planning alternatives and strategies that may be available.

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under U.S. GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax code and regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax returns, and some are temporary differences, such as depreciation expense.  Temporary differences create deferred tax assets and liabilities.

We recognize benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

Tax Receivable Agreement

At the closing of the Business Combination, the surviving entity entered into a tax receivable agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from our acquisition of HTA prior to the Business Combination. We generally will retain the benefit of the remaining 50% of these cash savings. We estimated the potential maximum benefit to be paid will be approximately $70 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, we adjusted this amount. At December 31, 2019, the TRA was approximately $66.9 million of which $5.7 million was the current portion included in Accrued liabilities and $61.2 million included in Payable related to tax receivable agreement on the consolidated balance sheets. The remaining tax life of these intangible assets is approximately 14 years. The ultimate timing of payments of the TRA liability are uncertain due to the realization of the benefits from the HTA intangibles involving uncertainties in the amount and timing of our future taxable income. We expect to fund future payments through cash flow from operations.

Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the New First Lien Term Loan described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to movements in interest rates associated with the variable rate debt represented by the New First Lien Term Loan. Total borrowing under the New First Lien Term Loan was $894.4 million at December 31, 2019. The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2019, the interest rate on the New First Lien Term Loan was 5.5%. Based on the December 31, 2019 balance outstanding, each 1% movement in interest rates will result in approximately a $8.9 million change in annual interest expense.

See Note 21, Subsequent Events, in Item 8. Financial Statements and Supplementary Data, for information on the refinancing of our debt, which reduced the interest rate by 50 basis points, effective February 20, 2020.

Item 8. Financial Statements and Supplementary Data

VERRA MOBILITY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, for the period from June 1, 2017 through December 31, 2017 (successor period), and for the period from January 1, 2017 through May 31, 2017 (predecessor period), and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, the seven-month period ended December 31, 2017 and the five-month period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2020 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Commercial Services Revenue

Description of the Matter

As described in Notes 2 and 18 to the consolidated financial statements, the Company generated aggregate commercial services revenue of $276.5 million for the year ended December 31, 2019 from the following service lines: toll and violation services, citation management services, and title and registration.

The Company‘s revenue recognition process involves several applications and data sources needed for the initiation, processing, and recording of transactions from the Company’s various revenue sources, as well as the calculation of revenue in accordance with the Company’s accounting policy. Auditing the Company's accounting for revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the revenue recognition process.

How We Addressed the Matter in Our Audit

To test the Company’s accounting for revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the Company’s revenue systems, performing data analytics to test recorded revenue, tracing a sample of sales transactions to supporting documentation, and testing a sample of cash to billings reconciliations.

Pagatelia Acquisition

Description of the Matter

On October 31, 2019, the Company completed the acquisition of Pagatelia, S.L. for purchase consideration of $26.6 million. As discussed in Note 3 to the consolidated financial statements, the Company accounted for this acquisition as a business combination.

Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which primarily consisted of developed technology of $4.6 million and customer relationships of $5.9 million. The significant estimation uncertainty was primarily due to underlying assumptions about future performance of the acquired business and due to the limited historical data on which to base these assumptions. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, earnings metrics, and discount rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its accounting for the acquisition. This included testing controls over the estimation process supporting the recognition and measurement of identified intangible assets, and management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of the identified intangible assets.

To test the estimated fair values of the identified intangible assets, our audit procedures included, among others, the involvement of internal valuation specialists to assist in the evaluation of the Company’s valuation methodology and testing of the significant assumptions described above. For example, we compared the revenue growth rates and earnings metrics to current industry and market trends. We also performed sensitivity analyses of these significant assumptions to evaluate the changes in the fair value of the developed technology and customer relationship intangible assets that would result from changes in the assumptions. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona

March 2, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited Verra Mobility Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Verra Mobility Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to ineffective information technology general controls (ITGCs) in the area of user access over certain information technology (IT) systems.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated March 2, 2020, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 2, 2020

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$131,513	$65,048
Restricted cash	917	2,033
Accounts receivable, net	93,514	87,511
Unbilled receivables	20,003	12,956
Prepaid expenses and other current assets	26,491	17,600
Total current assets	272,438	185,148
Installation and service parts, net	8,841	9,282
Property and equipment, net	72,266	69,243
Operating lease assets	32,177	—
Intangible assets, net	434,443	514,542
Goodwill	584,150	564,723
Other non-current assets	3,111	1,845
Total assets	$1,407,426	$1,344,783
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$50,825	$45,188
Accrued liabilities	25,277	14,444
Current portion of long-term debt	28,779	9,104
Total current liabilities	104,881	68,736
Long-term debt, net of current portion and deferred financing costs	837,686	860,249
Operating lease liabilities, net of current portion	30,130	—
Other long-term liabilities	2,183	3,369
Payable to related party pursuant to tax receivable agreement	61,174	69,996
Asset retirement obligation	6,309	6,750
Deferred tax liabilities	25,716	33,627
Total liabilities	1,068,079	1,042,727
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $.0001 par value, 1,000 shares authorized with no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Common stock, $.0001 par value, 260,000 shares authorized with 159,150 and 156,057 shares issued and outstanding as of December 31, 2019 and 2018, respectively	16	16
Common stock contingent consideration	54,862	73,150
Additional paid-in capital	367,266	348,017
Accumulated deficit	(80,220)	(113,306)
Accumulated other comprehensive loss	(2,577)	(5,821)
Total stockholders' equity	339,347	302,056
Total liabilities and stockholders' equity	$1,407,426	$1,344,783

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
(In thousands, except per share data)	2019	2018	2017	2017
Service revenue	$416,723	$365,076	$135,655	$92,531
Product sales	32,014	5,070	2,584	1,340
Total revenue	448,737	370,146	138,239	93,871
Cost of service revenue	5,561	5,788	1,936	1,369
Cost of product sales	13,919	3,447	1,590	964
Operating expenses	125,640	108,883	50,471	35,968
Selling, general and administrative expenses	85,493	136,069	44,882	40,884
Depreciation, amortization and (gain) loss on disposal of assets, net	115,771	103,353	33,113	12,613
Impairment of property and equipment	5,898	—	—	—
Total costs and expenses	352,282	357,540	131,992	91,798
Income from operations	96,455	12,606	6,247	2,073
Interest expense, net	60,729	69,550	20,858	875
Loss on extinguishment of debt	—	26,486	—	—
Other income, net	(11,198)	(8,795)	(2,172)	(1,294)
Total other expenses (income)	49,531	87,241	18,686	(419)
Income (loss) before income tax provision (benefit)	46,924	(74,635)	(12,439)	2,492
Income tax provision (benefit)	13,581	(16,241)	(30,677)	1,252
Net income (loss)	$33,343	$(58,394)	$18,238	$1,240
Other comprehensive income (loss):
Change in foreign currency translation adjustment	3,244	(5,821)	—	—
Total comprehensive income (loss)	$36,587	$(64,215)	$18,238	$1,240
Net income (loss) per share:
Basic	$0.21	$(0.67)	$0.30	(1)
Diluted	$0.21	$(0.67)	$0.30	(1)
Weighted average shares used in per share calculation:
Basic outstanding	157,890	87,320	60,484
Diluted outstanding	161,522	87,320	60,484

(1)	Basic and diluted EPS for the Predecessor period are not presented for lack of comparability with the Successor periods.

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Series A Preferred		Series B Preferred		Treasury Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Predecessor
Balance as of December 31, 2016	87,626	$1,006	—	$—	46,400	$57,471	23,000	$45,869	13,000	$(24,500)	$—	$1,642	$(5,983)	$—	$75,505
Net income period from January 1, 2017 to May 31, 2017	—	—	—	—	—	—	—	—	—	—	—	—	1,240	—	1,240
Balance as of May 31, 2017	87,626	$1,006	—	$—	46,400	$57,471	23,000	$45,869	13,000	$(24,500)	$—	$1,642	$(4,743)	$—	$76,745

Successor
Balance as of May 31, 2017	—	$—	—	$—	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Net income period from June 1, 2017 to December 31, 2017	—	—	—	—	—	—	—	—	—	—	—	—	18,238	—	18,238
Equity contribution	60,484	6	—	—	—	—	—	—	—	—	—	129,020	—	—	129,026
Balance as of December 31, 2017	60,484	$6	—	$—	—	$—	—	$—	—	$—	$—	$129,020	$18,238	$—	$147,264
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(58,394)	—	(58,394)
Stock issued in exchange for business acquisitions	12,420	1	—	—	—	—	—	—	—	—	—	117,554	—	—	117,555
Equity infusion from Gores	39,675	4	—	—	—	—	—	—	—	—	—	403,290	—	—	403,294
Private placement	43,478	5	—	—	—	—	—	—	—	—	—	399,995	—	—	400,000
Gores Holdings rollover equity	—	—	—	—	—	—	—	—	—	—	—	(34)	—	—	(34)
Capital contribution from Greenlight	—	—	—	—	—	—	—	—	—	—	—	169,259	—	—	169,259
Return of capital to Greenlight stockholders	—	—	—	—	—	—	—	—	—	—	—	(779,270)	—	—	(779,270)
Common stock contingent consideration	—	—	—	—	—	—	—	—	—	—	73,150	—	(73,150)	—	—
Tax receivable payable to Greenlight stockholders	—	—	—	—	—	—	—	—	—	—	—	(69,996)	—	—	(69,996)
Underwriting fees	—	—	—	—	—	—	—	—	—	—	—	(15,345)	—	—	(15,345)
Transaction costs incurred by Gores	—	—	—	—	—	—	—	—	—	—	—	(8,728)	—	—	(8,728)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	2,272	—	—	2,272
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,821)	(5,821)
Balance as of December 31, 2018	156,057	$16	—	$—	—	$—	—	$—	—	$—	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	—	—	—	—	—	—	—	—	33,343	—	33,343
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	—	—	—	—	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	—	—	—	—	—	—	—	—	(7,001)	—	—	(7,001)
Adjustment to tax receivable agreement liability	—	—	—	—	—	—	—	—	—	—	—	2,940	—	—	2,940
Earn-out shares issued to Platinum Stockholder	2,500	—	—	—	—	—	—	—	—	—	(18,288)	18,288	—	—	—
Vesting of restricted stock units ("RSUs")	593	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payment of employee tax withholding related to RSU vesting	—	—	—	—	—	—	—	—	—	—	—	(4,990)	—	—	(4,990)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	10,012	—	—	10,012
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	—	—	3,244	3,244
Balance as of December 31, 2019	159,150	$16	—	$—	—	$—	—	$—	—	$—	$54,862	$367,266	$(80,220)	$(2,577)	$339,347

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
($ in thousands)	2019	2018	2017	2017
Cash Flows from Operating Activities:
Net income (loss)	$33,343	$(58,394)	$18,238	$1,240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	115,566	103,346	33,151	12,574
Amortization of deferred financing costs and discounts	6,641	9,168	1,981	143
Impairment of property and equipment	5,898	—	—	—
Bad debt expense	8,100	6,025	3,441	2,182
Deferred income taxes	(10,894)	(24,435)	(31,084)	(3,327)
Stock-based compensation	10,012	2,272	—	—
Loss on extinguishment of debt	—	26,486	—	—
Installation and service parts expense	1,166	1,238	565	177
Accretion expense	350	396	154	106
Write-downs of installation and service parts and (gain) loss on disposal of assets	205	7	(38)	39
Changes in operating assets and liabilities:
Accounts receivable, net	(12,662)	(23,721)	(17,153)	6,108
Unbilled receivables	(6,428)	(6,124)	(362)	1,945
Prepaid expenses and other current assets	(7,150)	2,115	4,342	(1,260)
Accounts payable and accrued liabilities	(8,194)	7,125	(4,846)	22,414
Other liabilities	(2,151)	513	(78)	(508)
Net cash provided by operating activities	133,802	46,017	8,311	41,833
Cash Flows from Investing Activities:
Acquisition of businesses, net of cash and restricted cash acquired	(25,519)	(536,699)	(537,854)	—
Purchases of installation and service parts and property and equipment	(29,685)	(26,576)	(15,874)	(8,953)
Cash proceeds from the sale of assets	231	418	192	167
Net cash used in investing activities	(54,973)	(562,857)	(553,536)	(8,786)
Cash Flows from Financing Activities:
Successor borrowings on revolver	—	468	18,531	—
Successor repayment on revolver	—	(468)	(18,531)	—
Successor borrowings of long-term debt	—	1,103,800	444,250	—
Successor repayment of long-term debt	(9,104)	(654,851)	(1,625)	—
Successor payment of debt issuance costs	(426)	(31,753)	(15,917)	—
Payment of debt extinguishment costs	—	(12,187)	—	—
Payment of employee tax withholding related to RSU vesting	(4,990)	—	—	—
Capitalization from merger with Gores Holdings	—	803,294	—	—
Payment of underwriting and transaction costs	—	(24,024)	—	—
Predecessor borrowings on note payable	—	—	—	40,752
Predecessor repayments on note payable	—	—	—	(68,213)
Predecessor payments of debt issuance costs	—	—	—	(30)
Capital contribution from Greenlight	—	169,259	—	—
Successor distribution to selling shareholders	—	(779,270)	—	—
Proceeds from issuance of common stock	—	—	129,026	—
Net cash (used in) provided by financing activities	(14,520)	574,268	555,734	(27,491)
Effect of exchange rate changes on cash and cash equivalents	1,040	(856)	—	—
Net increase in cash, cash equivalents and restricted cash	65,349	56,572	10,509	5,556
Cash, cash equivalents and restricted cash - beginning of period	67,081	10,509	—	4,346
Cash, cash equivalents and restricted cash - end of period	$132,430	$67,081	$10,509	$9,902

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
	2019	2018	2017	2017
Supplemental cash flow information:
Interest paid	$55,197	$60,441	$18,628	$836
Income taxes paid (refunded), net	24,357	762	8,551	(211)
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	2,940	—	—	—
Earn-out shares issued to Platinum Stockholder	18,288	—	—	—
Additions (reductions) to ARO, property and equipment, and other	230	147	(324)	211
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	4,204	3,179	3,095	2,794
Tenant improvement allowance included in property and equipment	581	—	—	—
Capital contributions received in Parent common stock	—	117,555	—	—
Tax receivable agreement established upon merger	—	69,996	—	—

See accompanying Notes to Consolidated Financial Statements

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation and Description of Business

Basis of Presentation

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”).

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

Pursuant to the ATS Merger, a new basis of accounting at fair value was established in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”).  The new stepped-up basis was pushed down by Parent to Greenlight. The consolidated financial statements and footnotes contained herein are presented in distinct periods to indicate the application of two different bases of accounting between the periods presented. All periods presented up to, and including May 31, 2017 have been labeled (“Predecessor” or “2017 Predecessor Period”) and have been prepared using the historical basis of accounting of the Predecessor. The period from June 1, 2017 to December 31, 2017 (“2017 Successor Period”) and periods after have been labeled (“Successor”). The accompanying consolidated financial statements and footnotes include a black line division separating the Predecessor period from the Successor period. As a result of purchase accounting, the pre-ATS Merger and post-ATS Merger consolidated financial statements are not comparable.

Description of Business

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies and state and local governments. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating divisions: Commercial Services and Government Solutions (see Note 18).

The Commercial Services division offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies. In Europe, the Company provides violations processing through Euro Parking Collection plc (“EPC”) and tolling services through Pagatelia S.L (“Pagatelia”).

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

2.	Significant Accounting Policies

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

Significant customers are those which represent more than 10% of the Company’s total revenue. Revenue from one of the Government Solutions customers, the City of New York Department of Transportation, accounted for 14.6% of total revenue for fiscal year 2019, and 13.9% for both the 2017 Successor Period and the 2017 Predecessor Period. This customer did not meet the revenue criteria above for fiscal year 2018.

Revenue generated through one of the Company’s Commercial Services partners, the Hertz Corporation, accounted for 18.7%, 19.3%, 24.3% and 23.4% of total revenue for the year ended December 31, 2019, December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period, respectively. Additionally, revenue generated through two of the Company’s Commercial Services partners, Avis Budget Group, Inc. and Enterprise Holdings, Inc., accounted for 14.5% and 13.5%, respectively, of total revenue for the year ended December 31, 2019. These two customers are part of the Company’s 2018 acquisition of Highway Toll Administration, LLC and Canada Highway Toll Administration (See Note 3).

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

The Company records an allowance for potentially uncollectible accounts. Estimates are used in determining the allowance for doubtful accounts and are based on historical collection experience, the condition of receivables and current trends. Actual receivables are written-off against the allowance when the Company has determined the balance will not be collected. The allowance for doubtful accounts as of December 31, 2019 and 2018 was $7.6 million and $6.2 million, respectively.

Fair Value of Financial Instruments

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

The carrying amounts reported in the Company’s consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s First Lien Term Loan as of December 31, 2019 and 2018 was categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of debt is as follows:

	Level in	December 31, 2019		December 31, 2018
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total debt	2	$866,465	$905,601	$869,353	$889,971

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of red-light camera and speed enforcement systems. Installation and service parts are stated at the lower of cost or market and are reclassified to property and equipment upon initiation of construction. Installation and service parts used in repairs and maintenance are recorded in operating expenses. The Company writes down installation and service parts to estimated market value based on assumptions regarding future usage. Such write-downs establish a new cost basis for the items. In estimating excess and obsolete reserves, the Company primarily evaluates estimates of usage over a 12-month period and generally provides reserves for installation and service parts on hand in excess of the estimated 12-month usage. The allowance for obsolescence as of December 31, 2019 and 2018 was $1.7 million and $1.0 million, respectively.

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

Equipment installed at customer sites includes certain installation costs that qualify for capitalization. Software costs include certain internal and external costs associated with the development of software that are incurred subsequent to the development stage. In addition, a modification or upgrade to existing software is capitalized only to the extent it results in additional functionality to existing software. Software maintenance and training costs are expensed as incurred. The Company capitalized internally developed software costs of $2.1 million, $2.2 million, $1.9 million, and $0.8 million for fiscal year 2019, fiscal year 2018, the 2017 Successor Period and the 2017 Predecessor Period, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not amortized to earnings but assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on qualitative analysis, it is determined more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a two-step goodwill impairment test is performed. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit. The date of the Company’s annual impairment analysis is October 1. As described in Note 18, the Company has two operating segments, which are also the Company’s reporting units. As of December 31, 2019 and 2018, the Company completed its impairment test of goodwill using a qualitative analysis and determined there were no indicators of impairment for either reporting unit.

Intangible Assets

Intangible assets represent existing customer relationships, trademarks, developed technology and non-compete agreements. Intangible assets are amortized over their respective estimated useful lives on a straight-line basis, which approximates the utilization of their expected future benefits. Amortization of intangible assets is included in Depreciation, amortization and (gain) loss on disposal of assets, net in the consolidated statements of operations.

The Company annually evaluates the estimated remaining useful lives of its intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Impairment of Long-Lived Assets and Finite-Lived Intangible Assets

The Company reviews its long-lived assets for impairment annually or whenever events or circumstances indicate that the carrying amount of an asset may not be fully recoverable. The Company assesses recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value.

The state of Texas passed legislation as of June 1, 2019 to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The Company considered this event an indicator for potential impairment and, as such, evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, the Company recognized an impairment charge in the Government Solutions segment of $5.9 million for fiscal year 2019, which is included in Impairment of property and equipment in the consolidated statements of operations. For the year ended December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period, there were no losses of impairment recognized. The Company believes the carrying amounts of its remaining long-lived assets at December 31, 2019 are fully realizable and does not believe any additional impairment losses are necessary.

Self-Insurance

The Company is self-insured for medical costs and has stop-loss insurance policies to limit its exposure to individual and aggregate claims made. Liabilities for these programs are estimated based on outstanding claims and claims estimated to be incurred but not yet reported using historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not reported claims, including external factors such as the number, and cost of, claims, benefit level changes and claim settlement patterns.

Asset Retirement Obligations

The Company records obligations to perform certain retirement activities on camera and speed enforcement systems in the period that the related assets are placed in service. Asset retirement obligations are contractual obligations to restore property to its initial state. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to operating expenses in the consolidated statements of operations and comprehensive income (loss). The associated asset retirement obligation is capitalized as part of the related asset’s carrying value and is depreciated over the asset’s estimated remaining useful life.

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit agreement (See Note 9). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal year 2019, fiscal year 2018, the 2017 Successor Period and the 2017 Predecessor Period was $6.6 million, $9.2 million, $2.0 million, and $0.1 million, respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax return in future years, while deferred tax liabilities generally represent items that generate a future tax liability for items where deductions have been accelerated for tax purposes. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the tax assets will not be realized. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction and tax planning alternatives and strategies that may be available.

The Company’s effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to it in the various jurisdictions in which it operates. Under U.S. GAAP, if the Company determines that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, the Company recognizes the benefit. Tax code and regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, the effective tax rate reflected in its consolidated financial statements is different from that reported in its tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on the Company’s tax returns, and some are temporary differences, such as depreciation expense.  Temporary differences create deferred tax assets and liabilities.

The Company recognizes benefits of uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

Stock-based Compensation

On July 6, 2017, Greenlight implemented the 2017 participation plan (the “2017 Plan”), under which participants in the plan may have been entitled to receive compensation upon the occurrence of certain qualifying events. The 2017 Plan was terminated concurrent with the closing of the Business Combination.

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards to employees, consultants and directors. Stock-based compensation expense for all share-based payment awards granted is determined based on the grant-date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based payment award. Forfeitures are accounted for as they occur.

Revenue Recognition

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, Topic 606. Refer to the Recent Accounting Pronouncements section below for information related to the adoption of this standard.

Credit Card Rebates

The Company earns credit card rebates as purchases occur and recognizes the benefit in Other income, net in the consolidated statements of operations. For the year ended December 31, 2019, December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period, the Company recorded $11.8 million, $8.9 million, $2.1 million and $1.3 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the year ended December 31, 2019, December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period were $2.3 million, $1.4 million, $0.4 million and $0.4 million, respectively and were included in Selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at current exchange rates while revenue and expenses are translated from functional currencies at average monthly exchange rates. The resulting translation adjustments are recorded in Accumulated other comprehensive loss in stockholders’ equity.

Certain assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement of these assets and liabilities is included in Other income, net in the consolidated statements of operations. The impact of foreign currency re-measurements was $0.6 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively, and less than $0.1 million for the 2017 Successor Period and the 2017 Predecessor Period.

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

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, and include the use of independent valuation specialists to assist the Company in estimating fair values of acquired tangible and/or intangible assets. Although the Company believes that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from estimates.

Segment Information

The Company determined it has two operating and reportable segments (Commercial Services and Government Solutions) for which discrete financial information is available and is regularly reviewed by the Company’s chief operating decision maker function (“CODM”) to assess performance and make decisions about the allocation of resources. As of December 31, 2019, the CODM consists of the Company’s Chief Executive Officer and certain defined representatives of the Company’s executive management team (See Note 18 for additional information on segment reporting).

Recent Accounting Pronouncements

Accounting Standards Adopted

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and issued an amendment within ASU 2019-04, collectively Topic 825. The main objective of the updates is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The new guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, ASU 2016-01 requires the change in fair value of available for sale securities to be recognized in net income. The pronouncement also requires the use of the exit price notion, the separate presentation of financial assets and liabilities by measurement category and form of asset, and the separate presentation in other comprehensive income of changes in fair value resulting from a change in the instrument-specific credit risk. The Company adopted the new standard as of July 1, 2019 which did not have a material effect on the Company’s financial position, results of operations or cash flows and disclosures.

Adoption of the Revenue Recognition Standard

On January 1, 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, Topic 606 (“ASC 606”) using the modified retrospective method applied to those contracts that were not completed as of the adoption date. Results for 2019 are presented under ASC 606, while prior periods were not adjusted and are reported under ASC Topic 605, Revenue Recognition (“ASC 605”).

Under ASC 606, the Company recognizes revenue when it satisfies its performance obligations to customers, including, for some of its contracts, the processing of the violation on the customer’s behalf. The primary difference under ASC 606 compared to ASC 605 within the Government Solutions segment is the deferral of revenue related to certain variable price contracts until citation payment. The Company recorded a $0.3 million reduction to opening retained earnings as of January 1, 2019 for the cumulative impact of adoption related to the recognition of revenue in its Government Solutions segment. There was no cumulative impact of adoption related to the Commercial Services segment.

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

b)

Government Solutions segment: The Government Solutions segment principally generates revenue from providing complete, end-to-end red-light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

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

•

Service revenue – The Company determined its performance obligation is to provide a complete end-to-end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the local police department and processing payments on behalf of the municipality. The Company determined that certain of the promises to its customers are capable of being distinct, as they may provide some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, the Company determined that the promises to its customers do not meet the criterion of being distinct within the context of its contracts. The Company would not be able to fulfill its promises individually, as its customers could not obtain the intended benefit from the contract without the Company fulfilling all promises. Accordingly, the Company concluded that each contract represents one service offering and is a single performance obligation to our customer. Further, the Company accounts for all the services as a single continuous service. The Company applies the series guidance for those services as it stands ready to deliver those services over the contract period. The Company recognizes revenue from services over time, as they are performed.

Remaining Performance Obligations

As of December 31, 2019, the Company had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of December 31, 2019. As these amounts relate to the initial deferral of revenue under a contract, the Company expects to recognize these amounts over a two month period at the end of the contract.

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

Significant Judgments

Under the new revenue standard, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for the identification of distinct performance obligations, the estimation of stand-alone selling prices and the allocation of the transaction price by relative stand-alone selling prices. Assumptions regarding timing of when control transfers to the customer requires significant judgment in order to recognize revenue. The Company makes significant judgments related to identifying the performance obligation and determining whether the services provided are able to be distinct, determining the transaction price, specifically as it is related to the different variable consideration structures identified in the Company’s contracts, and in determining the timing of revenue recognition.

Adoption of the Leases Standard

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) and issued certain amendments within ASU 2018-01, 2018-10, 2018-11 and ASU 2019-01, respectively and collectively “ASU 842”. The Company lost its emerging growth company (“EGC”) status upon becoming a large accelerated filer on December 31, 2019 and became subject to non-EGC new accounting pronouncement effective dates. Accordingly, on January 1, 2019, the Company adopted ASU 842 using the modified retrospective transition method, first presented on December 31, 2019. There was no cumulative-effect adjustment to beginning retained earnings (the effective date method). Under the effective date method, comparative period financial information is not adjusted. The new standard requires lessees to recognize a right-of-use (“ROU”) asset and lease liability on the balance sheet for operating leases while the accounting for finance leases is substantially unchanged. The Company recognized $33.6 million of operating lease assets and $34.0 million of operating lease liabilities upon adoption of the new standard. The impact to deferred taxes was immaterial. The Company does not have any finance leases.

The increases to assets and liabilities resulted from the recognition of ROU operating assets and lease liabilities and de-recognition of existing assets and liabilities related to leases.

The Company adopted the package of practical expedients which allows us to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. Adoption of this standard did not have a material impact on the Company’s consolidated statements of operations or cash flows.

The Company determines whether a contract contains a lease at contract inception. The Company has lease agreements with lease and non-lease components and has elected the practical expedient to account for such components as a single lease component. This election is required to be made by class of underlying asset and was elected for the Company’s leases of office and data center space. The Company initially recognizes and measures contracts containing a lease and determine lease classification at commencement. ROU operating assets and lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, the Company used its estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred. Assets and liabilities associated with operating leases are included within Operating lease assets, Accrued liabilities, and Operating lease liabilities, net of current portion in the Company’s consolidated balance sheets.

See Note 10, Leases, for additional information.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and issued certain amendments within ASU 2019-04, ASU 2019-05 and ASU 2019-11, respectively and collectively Topic 326, which require companies to present assets held at amortized cost and available for sale debt securities net of the amount expected to be collected. The guidance requires the measurement of expected credit losses to be based on relevant information from past events, including historical experiences, current conditions and reasonable and supportable forecasts that affect collectability. The guidance will be effective for the Company beginning January 1, 2020. Different components of the guidance require modified retrospective or prospective adoption. The impact of the implementation of this standard is still being determined by the Company.

In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The amendments in this ASU are effective for goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact of the implementation of this standard is still being determined by the Company.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes specific exceptions to the general principles in Topic 740 in U.S. GAAP including the exception to the incremental approach for intra-period tax allocation, exceptions to accounting for basis differences when there are ownership changes in foreign investments, and the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also simplifies current guidance in relation to franchise taxes that are partially based on income, transactions with a government that result in a step-up in tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The impact of the implementation of this standard is still being determined by the Company.

3.	Mergers and Acquisitions

Verra Mobility Merger

As described in Note 1, Gores and Greenlight consummated the Business Combination on October 17, 2018. Pursuant to ASC 805, the Business Combination qualified as a reverse acquisition because immediately following completion of the transaction the stockholders of Greenlight immediately prior to the Business Combination maintained effective control of Verra Mobility, the post-combination company. For accounting purposes, Greenlight is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as recapitalization of Greenlight (i.e. a capital transaction involving the issuance of stock by Greenlight in exchange for the payment of cash by Gores to the selling shareholders of Greenlight). Accordingly, the consolidated assets, liabilities and results of operations of Greenlight are the historical financial statements of Verra Mobility and the Gores assets, liabilities and results of operations are consolidated with Greenlight beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded for this transaction. The Company effected this treatment through opening stockholders’ equity by adjusting the number of common shares outstanding. Other than underwriting and professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores, Greenlight and the stockholders of the respective companies. During fiscal year 2019, the Company recorded a $7.0 million decrease to the Additional paid-in capital account for a payable to Platinum, a related party, for the recapitalization related to the working capital adjustment required by the merger agreements. This amount was paid during the fourth quarter of fiscal 2019.

ATS Merger

On May 31, 2017, ATS was acquired by Parent through the merger of ATS Merger Sub with and into ATS for a total purchase price of $548.2 million ($550.0 million less adjustments set forth in the ATS Merger agreement).

On May 31, 2017, ATS Merger Sub obtained debt financing pursuant to a credit agreement entered into with a syndicate of lenders. ATS Merger Sub was merged with and into ATS on the same date, effectively making ATS the sole borrower (see Note 9).

The Company employed the push down basis of accounting and allocated the consideration paid by the acquirer in connection with the ATS Merger to the Company’s assets and liabilities based on their estimated fair values at the date of the ATS Merger as presented in the table below. The excess of the cost of the ATS Merger over the net amounts assigned to the fair value of the assets acquired and liabilities assumed was recorded as goodwill.

($ in thousands)
Assets acquired
Cash	$9,112
Restricted cash	1,229
Accounts receivable	50,909
Prepaid expenses and other current assets	7,764
Installation and service parts	9,110
Property and equipment	64,597
Goodwill	294,414
Intangible assets	222,500
Other non-current assets	1,123
Total assets acquired	660,758

Liabilities assumed
Accounts payable and accrued expenses	22,565
Other long-term liabilities	9,310
Deferred tax liability	80,688
Total liabilities assumed	112,563
Total purchase price	$548,195

The identifiable intangible assets consist of $24.8 million attributable to trademarks, $13.6 million to non-compete agreements, $99.6 million to customer relationships, and $84.5 million to developed technology. The non-compete values were based on the with-or-without method. The customer relationships value was based on an excess earnings methodology utilizing projected cash flows. The trademark and the developed technology values were based on the relief-from-royalty method. The customer relationships, developed technology, non-compete and trademark intangibles were assigned useful lives of 8.5 years, 5.5 years, 5 years and 10 years, respectively. The Company subsequently adjusted the useful life of the trademark from 10 years to 3.8 years (see Note 6).

The goodwill arising from the ATS Merger was assigned to the Company’s Government Solutions and Commercial Services segments in the amounts of $159.7 million and $134.7 million, respectively. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not deductible for tax purposes.

HTA Acquisition

On March 1, 2018, the Company acquired all of the issued and outstanding membership interests of Highway Toll Administration, LLC, and Canada Highway Toll Administration (collectively, “HTA”), pursuant to a unit purchase agreement (the “Unit Agreement”) for a cash purchase price of $525.0 million subject to adjustments set forth in the Unit Agreement which aggregated $9.7 million, a $11.3 million payable to the HTA sellers for certain tax items and the issuance of 5.26 shares of Greenlight common stock resulting in an aggregate purchase price of $603.3 million (the “HTA Acquisition”). The Greenlight shares issued to the Company were determined to have a fair value of $57.3 million. The Company reflected the receipt of the Greenlight common shares as a capital contribution from Parent and then delivered these shares to the HTA sellers as non-cash purchase consideration.

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

The final allocation of the purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash	$2,996
Accounts receivable	10,220
Prepaid expenses and other current assets	5,266
Installation and service parts	296
Property and equipment	996
Customer relationships	242,500
Developed technology	72,800
Non-compete agreements	48,500
Trademark	5,500
Goodwill	233,271
Total assets acquired	622,345

Liabilities assumed
Accounts payable and accrued expenses	14,268
Deferred tax liability	4,733
Total liabilities assumed	19,001
Total purchase price	$603,344

The excess of cost of the HTA Acquisition over the net amounts assigned to the fair value of the net assets acquired was recorded as goodwill and was assigned to the Company’s Commercial Services segment. The Company made certain immaterial adjustments to the preliminary purchase price allocation resulting in a $1.2 million net reduction to goodwill. The goodwill consists largely of the expected cash flows and future growth anticipated for the Company. Most of the goodwill is expected to be deductible for tax purposes. The customer relationships value was based on an excess earnings methodology utilizing projected cash flows. The non-compete agreement values were based on the with-or-without method. The trademark and the developed technology values were based on a relief-from-royalty method. The customer relationships, developed technology, non-compete and trademark intangibles were assigned useful lives of 9 years, 5.5 years, 5 years and 3 years, respectively.

The Company recognized $15.6 million of costs related to the HTA Acquisition, which were included in Selling, general and administrative expenses in the consolidated statement of operations for fiscal year 2018. These costs consisted of $7.2 million for acquisition services to Platinum Equity Advisors, LLC (“Advisors”) and $8.4 million of professional fees and other expenses related to the transaction.

EPC Acquisition

On April 6, 2018, the Company acquired all of the issued and outstanding capital stock of EPC, pursuant to a stock purchase agreement for purchase consideration of 5.54 shares of Greenlight common stock and working capital adjustments set forth in the stock purchase agreement, which aggregated $2.6 million, resulting in an aggregate purchase price of $62.9 million (the “EPC Acquisition”). The Company reflected the receipt of the Greenlight common shares as a capital contribution from Parent and then delivered these shares to the EPC sellers as non-cash purchase consideration.

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

Goodwill arising from the EPC Acquisition was assigned to the Company’s Commercial Services segment and consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not expected to be deductible for tax purposes. The customer relationships value was based on an excess earnings methodology utilizing projected cash flows. The trademark and the developed technology values were based on a relief-from-royalty method. The customer relationships, trademark, and developed technology intangibles were assigned useful lives of 10 years, 5 years and 4.5 years, respectively.

The Company recognized $3.0 million of costs related to the EPC Acquisition during fiscal year 2018, which consisted of $2.5 million for acquisition services to Advisors and $0.5 million of professional fees and other expenses.

Pagatelia Acquisition

On October 31, 2019, the Company completed the acquisition of all of the outstanding shares of Pagatelia S.L., (“Pagatelia”), a Spanish limited liability company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. The purchase consideration for Pagatelia was $26.6 million.

The allocation of the preliminary purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash	$1,086
Other assets	5,047
Trademark	771
Customer relationships	5,946
Developed technology	4,624
Non-compete agreements	440
Goodwill	17,528
Total assets acquired	35,442

Liabilities assumed
Accounts payable and accrued expenses	6,045
Deferred tax liability	2,801
Total liabilities assumed	8,846
Total purchase price	$26,596

Goodwill arising from Pagatelia was assigned to the Company’s Commercial Services segment and consists largely of the expected cash flows and future growth anticipated for the Company. The goodwill is not expected to be deductible for tax purposes. The customer relationships value was based on an excess earnings methodology utilizing projected cash flows. The trademark and the developed technology values were based on a relief-from-royalty method. The non-compete agreement values were based on the with-or-without method. The trademark, customer relationships, developed technology and non-compete agreements were assigned useful lives of 8.5 years, 9.5 years, 6.5 years and 3 years, respectively.

Transaction costs for Pagatelia were not material.

Pro Forma Financial Information (Unaudited)

The pro forma information below gives effect to the Business Combination, the HTA Acquisition and the EPC Acquisition (collectively, the “Transactions”) as if they had been completed on the first day of each period presented. The Pagatelia acquisition was not included in the pro forma information as it was not material. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Transactions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the Transactions. The pro forma information includes adjustments to record the assets and liabilities associated with the Transactions at their respective fair values based on available information and to give effect to the financing for the Transactions.

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2018	Seven Months Ended December 31, 2017	Five Months Ended May 31, 2017
Revenue	$389,367	$210,563	$138,178
Income from operations	39,560	29,242	17,148
Net (loss) income before income taxes	(8,743)	1,596	(1,669)
Net (loss) income	(9,583)	27,360	(1,219)
Earnings per share - basic	$(0.06)	$0.18	$(0.01)

The pro forma results include adjustments to reflect additional amortization of intangibles associated with the acquired businesses and interest expense for debt issued in connection with the HTA Acquisition.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2019	2018
Prepaid tolls	$10,116	$8,434
Prepaid services	5,201	3,017
Deposits	3,642	839
Prepaid computer maintenance	2,923	1,709
Prepaid insurance	1,485	1,230
Photo enforcement equipment held for sale	1,410	—
Prepaid income taxes	1,025	1,562
Other	689	809
Total prepaid expenses and other current assets	$26,491	$17,600

5.	Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2019	2018
Equipment installed at customer sites	$71,464	$70,164
Software	13,839	11,189
Leasehold improvements	8,809	7,899
Computer equipment	8,882	5,758
Furniture	1,681	1,826
Automobiles	2,128	1,289
Construction in progress	4,773	2,097
Property and equipment	111,576	100,222
Less: accumulated depreciation	(39,310)	(30,979)
Property and equipment, net	$72,266	$69,243

Depreciation expense was $22.8 million, $22.5 million, $14.4 million, and $11.8 million for the years ended December 31, 2019 and December 31, 2018, the 2017 Successor Period, and the 2017 Predecessor Period respectively, including depreciation related to costs to develop or implement software for internal use of $3.8 million, $2.9 million, $0.9 million and $1.8 million for the years ended December 31, 2019 and December 31, 2018, the 2017 Successor Period and the 2017 Predecessor Period, respectively.

6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2017	$134,668	$159,746	$294,414
Goodwill from HTA Acquisition	232,033	—	232,033
Goodwill from EPC Acquisition	40,826	—	40,826
Measurement period adjustments	1,238	—	1,238
Foreign currency translation adjustment	(3,788)	—	(3,788)
Balance at December 31, 2018	404,977	159,746	564,723
Goodwill from Pagatelia acquisition	17,528	—	17,528
Foreign currency translation adjustment	1,899	—	1,899
Balance at December 31, 2019	$424,404	$159,746	$584,150

The gross carrying amount and accumulated amortization of separately identifiable intangible assets are as follows:

	Weighted	Weighted	At December 31, 2019
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	1.5 years	3.8 years	$32,127	$19,106
Non-compete agreements	3.0 years	5.0 years	62,549	24,834
Customer relationships	6.9 years	8.9 years	366,533	82,903
Developed technology	3.3 years	5.5 years	165,708	65,631
Gross carrying value of intangible assets			626,917	$192,474
Less: accumulated amortization			(192,474)
Intangible assets, net			$434,443

	Weighted	Weighted	At December 31, 2018
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	2.7 years	3.7 years	$31,302	$8,902
Non-compete agreements	4.0 years	5.0 years	62,100	12,390
Customer relationships	7.9 years	8.9 years	359,768	42,201
Developed technology	4.3 years	5.5 years	160,852	35,987
Gross carrying value of intangible assets			614,022	$99,480
Less: accumulated amortization			(99,480)
Intangible assets, net			$514,542

Amortization expense for the years ended December 31, 2019 and December 31, 2018, the 2017 Successor Period, and the 2017 Predecessor Period was $92.8 million, $80.8 million, $18.8 million, and $0.8 million, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2020	$93,881
2021	85,590
2022	80,846
2023	52,277
2024	41,786
Thereafter	80,063
Total	$434,443

7.	Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2019	2018
Accrued salaries and wages	$10,319	$8,340
Current portion of related party TRA liability	5,730	—
Current portion of operating lease liabilities	2,970	—
Advanced deposits payable	2,875	805
Restricted cash due to customers	917	2,033
Accrued sales commissions	612	463
Income taxes payable	348	862
Accrued interest payable	210	232
Deferred rent	—	523
Other	1,296	1,186
Total accrued liabilities	$25,277	$14,444

8.	Asset Retirement Obligation

The following table summarizes changes in the Company’s asset retirement obligation for the years ended December 31:

($ in thousands)	2019	2018
Asset retirement obligation, beginning balance	$6,750	$6,373
Liabilities incurred	230	147
Accretion expense	350	396
Liabilities settled	(1,021)	(166)
Asset retirement obligation, ending balance	$6,309	$6,750

9.	Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2019	2018
New First Lien Term Loan, due February 28, 2025	$894,421	$903,524
Less: original issue discounts	(4,778)	(5,819)
Less: unamortized deferred financing costs	(23,178)	(28,352)
Total debt	866,465	869,353
Less: current portion of long-term debt	(28,779)	(9,104)
Total long-term debt, net of current portion	$837,686	$860,249

The following table presents the aggregate principal payments in future years of long-term debt at December 31, 2019:

($ in thousands)
2020	$28,779
2021	9,104
2022	9,104
2023	9,104
2024	9,104
Thereafter	829,226
Total	$894,421

In connection with the ATS Merger, ATS Consolidated, Inc., subsequently renamed VM Consolidated, Inc., a wholly-owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “Old First Lien”), a Second Lien Term Loan Credit Agreement (the “Old Second Lien”), (collectively the “Old Term Loans”), and a Revolving Credit Agreement (the “Old Revolver”) with a syndicate of lenders (collectively, the “2017 Credit Facilities”). The 2017 Credit Facilities provided for committed senior secured financing of $490.0 million, consisting of the following: the Old Term Loans with an aggregate principal amount of $450.0 million; and the Old Revolver, available for loans and letters of credit with an aggregate revolving commitment of up to $40.0 million (based on borrowing based eligibility as described below).

In connection with the HTA Acquisition, the Company replaced the 2017 Credit Facilities by entering into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan”), (collectively the “New Term Loans”) and a Revolving Credit Agreement (the “New Revolver”) with a syndicate of lenders (collectively, the “2018 Credit Facilities”). The 2018 Credit Facilities provide for committed senior secured financing of $1.115 billion, consisting of the New Term Loans with an aggregate principal amount of $1.04 billion and the New Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (based on borrowing based eligibility as described below).

The pre-existing Old Term Loans were repaid concurrent with the closing on the 2018 Credit Facilities and the pre-existing Old Revolver was undrawn at close. The outstanding balances at the date of close on the Old Term Loans, which were repaid with proceeds from the 2018 Credit Facilities, were $323.4 million and $125 million, respectively.

In July 2018, the Company amended the New First Lien Term Loan (the “New First Lien Term Loan Amendment”) to expand the aggregate principal loan amount from $840 million to $910 million and to modify certain defined terms. In connection with this amendment, the Company incurred a consent fee of $0.4 million, which was capitalized as deferred financing costs and is being amortized over the remaining life of the New First Lien Term Loan. The additional $70 million along with funds contributed by Platinum were used to repay the $200 million New Second Lien Term Loan in full contemporaneously with the close of the Business Combination on October 17, 2018.

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025.  The New First Lien Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.75% per annum, or (2) an alternate base rate plus an applicable margin of 2.75% per annum. At December 31, 2019, the interest rate on the New First Lien Term Loan was 5.5%. See Note 21, Subsequent Events, for information on the refinancing of the Company’s debt which reduced the interest rate by 50 basis points, effective February 20, 2020.

In addition, the New First Lien Term Loan contains provisions that require mandatory prepayments to be calculated as of the last day of the fiscal year, beginning with year ending December 31, 2019, as the product of the excess cash flows of the Company (as defined in the loan agreement) and the applicable percentages set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the New First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

The Company will make a mandatory prepayment of excess cash flow calculated per the loan agreement for approximately $19.7 million during the first quarter of fiscal 2020.

The New Revolver matures on February 28, 2023. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2019, the Company had no outstanding borrowings on the New Revolver and availability to borrow was $63.5 million, net of $0.1 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% at December 31, 2019. The Company is also required to pay participation and fronting fees on $0.1 million in outstanding letters of credit at 1.38% as of December 31, 2019.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At December 31, 2019, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recognized a charge of $10.2 million in fiscal year 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of pre-existing deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities.

The Company recognized a charge of $16.3 million in fiscal year 2018 consisting of a $4.0 million prepayment penalty on the New Second Lien Term Loan balance, a $3.4 million write-off of pre-existing deferred financing costs and $8.9 million of lender and third-party costs associated with the issuance of the New Second Lien Term Loan.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $60.7 million, $69.6 million, $20.9 million and $0.9 million for the years ended December 31, 2019 and 2018, the 2017 Successor Period and 2017 Predecessor Period, respectively.

The weighted average effective interest rate of the Company’s outstanding borrowing under the 2018 Credit Facilities was 5.5% at December 31, 2019.

10.	Leases

The Company’s operating leases primarily consist of office and data center space expiring at various dates through April 2035. Certain leases include options to renew or terminate at the Company’s discretion. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material short term leases and does not engage in subleasing activities. Upon adoption of ASC 842 as of January 1, 2019, the Company recognized $33.6 million of operating lease assets and $34.0 million of operating lease liabilities.

As of December 31, 2019, operating leases have a remaining weighted average lease term of 12.8 years and operating lease liabilities were measured using a weighted average discount rate of 5.5%. The Company does not have any finance leases. The total operating lease expense for the year ended December 31, 2019 was $5.7 million.

The following is a summary of the Company’s operating lease liabilities as of December 31, 2019:

($ in thousands)
Operating lease liabilities, net of current portion	$30,130
Current portion	2,970
Total operating lease liabilities	$33,100

The following provides future maturities of operating lease liabilities as of December 31, 2019:

($ in thousands)
2020	$4,709
2021	4,305
2022	3,273
2023	2,957
2024	2,949
Thereafter	29,066
Total minimum payments	$47,259
Less: Amount representing interest	(14,159)
Total	$33,100

11.	Net Income (Loss) Per Share

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

The components of basic and diluted net income (loss) per share are as follows:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
(In thousands, except per share data)	2019	2018	2017	2017
Numerator:
Net income (loss)	$33,343	$(58,394)	$18,238	$1,240
Denominator:
Weighted average shares - basic	157,890	87,320	60,484	(1)
Common stock equivalents	3,632	—	—	(1)
Weighted average shares - diluted	161,522	87,320	60,484	(1)
Net income (loss) per common share - basic	$0.21	$(0.67)	$0.30	(1)
Net income (loss) per common share - diluted	$0.21	$(0.67)	$0.30	(1)
Antidilutive weighted average shares excluded from diluted net income (loss) per share:
Contingently issuable shares (2)	8,304	10,000	—	(1)
Warrants	5,000	20,000	20,000	(1)
Restricted stock units	21	4,437	—	(1)
Total antidilutive shares excluded	13,325	34,437	20,000	(1)

(1)

The net income (loss) per share in the Predecessor Period is not meaningful or comparable as the Company had a significantly different capital structure than in the Successor period. Accordingly, the Predecessor earnings (loss) per share are not presented.

(2)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 16, Related Party Transactions.
12.	Income Taxes

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (the “Tax Act”) which significantly changed U.S. tax law. The Tax Act lowered the Company’s U.S. statutory federal income tax rate from 35% to 21% effective January 1, 2018. The Tax Act made modifications to allowable tax depreciation, the deductibility of compensation for officers, meals and entertainment expenses, and interest expense, among other provisions. In addition, the Tax Act created a new minimum tax on certain foreign earnings, for which the Company has elected to take into account in the period where applicable. The Company completed its accounting for the income tax effects of the Tax Act in the year ended December 31, 2018, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118.

The income (loss) before income tax provision (benefit) consisted of:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
($ in thousands)	2019	2018	2017	2017
U.S.	$49,922	$(75,283)	$(12,439)	$2,492
Foreign	(2,998)	648	—	—
Total income (loss) before income tax provision (benefit)	$46,924	$(74,635)	$(12,439)	$2,492

The income tax provision (benefit) consisted of the following items:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
($ in thousands)	2019	2018	2017	2017
Current
Federal	$16,901	$5,687	$188	$4,127
State	7,316	1,624	219	453
Foreign	673	883	—	—
Total current tax expense	24,890	8,194	407	4,580
Deferred
Federal	(8,542)	(18,334)	(31,091)	(3,115)
State	(2,092)	(5,669)	7	(213)
Foreign	(675)	(432)	—	—
Total deferred tax expense	(11,309)	(24,435)	(31,084)	(3,328)
Income tax provision (benefit)	$13,581	$(16,241)	$(30,677)	$1,252

A reconciliation of the income tax provision (benefit) and the amounts computed by applying the statutory federal income tax rate to the income (loss) before tax provision (benefit) is as follows:

	Successor			Predecessor
	For the Year Ended December 31,		Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,
($ in thousands)	2019	2018	2017	2017
Income tax provision (benefit) at statutory rate	$9,854	$(15,674)	$(4,354)	$872
State income taxes, net of federal income tax effect	2,360	(3,785)	149	230
Tax rate changes/ valuation of deferred tax items	998	(1,457)	(27,337)	(1,267)
162(m) limitation	1,289	—	—	—
Non-deductible expenses	450	676	297	240
Unrecognized tax benefits	(741)	600	(188)	(328)
Change in valuation allowance	317	2,149	—	—
Non-deductible transaction costs	270	1,172	827	822
Research and development credits	(232)	(602)	—	660
Global intangible low tax inclusion	—	478	—	—
Other	(984)	202	(71)	23
Total income tax provision (benefit)	$13,581	$(16,241)	$(30,677)	$1,252

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2019	2018
Deferred tax assets:
Accrued expenses and other	$1,538	$2,250
Allowance for doubtful accounts	2,280	1,861
Net operating loss carryforward	2,612	2,385
Interest expense limitation carryforward	5,687	9,030
Federal and state income tax credits	1,060	613
ASC 842 operating lease liabilities	8,660	—
Transaction and financing costs	2,635	—
Other	1,935	816
Gross deferred tax assets	26,407	16,955
Valuation allowance	(2,564)	(2,254)
Deferred tax assets, net of valuation allowance	23,843	14,701
Deferred tax liabilities:
Intangible assets and transaction costs	(30,606)	(38,812)
Property and equipment	(9,941)	(9,084)
Prepaid assets	(604)	(432)
ASC 842 operating lease assets	(8,408)	—
Gross deferred tax liabilities	(49,559)	(48,328)
Total deferred tax liabilities, net	$(25,716)	$(33,627)

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

The Company performed an analysis of the reversal of the deferred tax assets, and then considered the overall business environment, historical earnings and the outlook for future years. The Company determined that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized as of the years ended December 31, 2019 and 2018, and as such provided a valuation allowance of $2.6 million and $2.3 million, respectively.

The net operating loss carryforwards represent $25.5 million and $39.3 million of state net operating losses at December 31, 2019, and 2018, respectively, of which an insignificant portion begin to expire in 2020. The utilization of some of these state net operating losses may also be subject to annual limitations due to ownership change rules under the Internal Revenue Code. The Company has certain tax credits of $1.8 million and $0.6 million at December 31, 2019 and 2018, respectively, which if unused will begin to expire in 2026. In addition, during fiscal year 2018, the Company generated an interest limitation carry forward that does not expire, of which $22.5 million remains as of December 31, 2019.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2019	2018
Balance at the beginning of the year	$2,529	$2,634
Increases/(decreases) related to current year tax positions	(79)	(105)
Increases/(decreases) related to prior year tax positions	45	—
Settlements with taxing authorities	—	—
Expiration due to statute of limitations	(760)	—
Change in the valuation allowance	—	—
Balance at the end of the year	$1,735	$2,529

Unrecognized tax benefits for the years ended December 31, 2019 and 2018 were $1.7 million and $2.5 million, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2019 were $1.6 million of tax benefits that, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized less than $0.1 million for fiscal year 2019 and $0.4 million for fiscal year 2018, in interest and penalties. At December 31, 2019 and 2018, the Company had accrued interest and penalties of $0.9 million and $0.9 million, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2016 to 2019. The Company’s state income tax returns are under examination by certain states for tax years 2015 to 2017, and other state income tax returns are subject to examination for tax years 2014 to 2018. Tax returns for years prior to 2014 remain open in a number of states due to tax attributes generated but not utilized yet. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
13.	Stockholders’ Equity

Authorized and Outstanding Stock

In conjunction with the Business Combination on October 17, 2018, the Company made changes to its capital stock. The Company’s Amended and Restated Certificate of Incorporation authorizes the issuance of 261,000,000 shares of capital stock, consisting of (i) 260,000,000 shares of Class A Common Stock, and (ii) 1,000,000 shares of preferred stock, each at par value of $0.0001 per share. The outstanding shares of the Company’s common stock are duly authorized, validly issued, fully paid and non-assessable.

As a result of the Business Combination, the shares issued to Greenlight are reflected as if they were issued and outstanding beginning on May 31, 2017, the date of the ATS Merger.

Warrants

As of December 31, 2019, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

The Warrants became exercisable on November 16, 2018, 30 days following the completion of the Business Combination, and expire five years after that date, or earlier upon redemption or liquidation. The Company may redeem the outstanding Warrants at a price of $0.01 per warrant, if the last sale price of its Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before it sends the notice of redemption to the Warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by Gores Sponsor II, LLC or its permitted transferees.

14.	Equity Incentive Plan

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards to employees, consultants and directors. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 10,864,000 as of December 31, 2019, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2019, the Company had an aggregate of 7,266,882 shares of common stock available for future grants under the 2018 Plan.

The Company’s restricted stock units (“RSUs”) consist of a right to receive shares on one or more vesting dates in the future. RSUs granted to employees vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates. RSUs granted to non-employee directors vest on the earlier of (a) first anniversary of the vesting start date, or (b) the date immediately prior to the next annual stockholders meeting held by the Company occurring after the date of grant. The following table summarizes the activity of the Company’s RSUs:

	RSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	—	—
Granted	4,437	$10.13
Vested	—	—
Forfeited	—	—
Balance at December 31, 2018	4,437	$10.13
Granted	400	$11.32
Vested	(953)	$10.13
Forfeited	(880)	$10.17
Balance at December 31, 2019	3,004	$10.28

No RSUs granted pursuant to the 2018 Plan vested in 2018. The fair value of RSUs vested during fiscal year 2019 was $13.2 million. As of December 31, 2019, we had $28.3 million of unrecognized stock-based compensation expense related to unvested RSUs under the 2018 Plan which is expected to be recognized over a weighted average period of 2.9 years.

The following details the components of stock-based compensation for the respective periods:

($ in thousands)	December 31, 2019	December 31, 2018
Operating expenses	$819	$137
Selling, general and administrative expenses	9,193	2,135
Total stock-based compensation expense	$10,012	$2,272

There was no stock-based compensation expense related to the 2017 Successor Period or 2017 Predecessor Period, as such none was included in the table above.

Tax benefits attributable to stock-based compensation represented approximately $3.4 million and $0 of stock-based compensation expense, before limitations under section 162(m) of the Internal Revenue Code, during the years ended December 31, 2019 and 2018, respectively.

15.	Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $1.7 million, $1.6 million, $0.7 million, and $0.6 million during the years ended December 31, 2019 and 2018, the 2017 Successor Period and the 2017 Predecessor Period, respectively.
16.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a tax receivable agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from the acquisition of HTA by Verra Mobility prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company adjusted this amount. At December 31, 2019, the TRA was approximately $66.9 million of which $5.7 million was the current portion included in Accrued liabilities and $61.2 million included in Payable related to tax receivable agreement on the consolidated balance sheets.

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

The Earn-Out Shares are issued by the Company to the Platinum Stockholder as follows:

Common Stock Price thresholds	One-time issuance of shares
> $13.00	2,500,000
> $15.50	2,500,000
> $18.00	2,500,000
> $20.50	2,500,000

If any of the Common Stock Price thresholds above (each, a “Triggering Event”) are not achieved within the five-year period following the closing of the Business Combination, the Company will not be required to issue the Earn-Out Shares in respect of such Common Stock Price threshold. In no event shall the Platinum Stockholder be entitled to receive more than an aggregate of 10,000,000 Earn-Out Shares.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $54.9 million remains contingently issuable as of December 31, 2019. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This was initially recorded as a distribution to shareholders and was presented as Common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Common stock contingent consideration to Common stock and Additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

On April 26, 2019, the Triggering Event for the issuance of the first tranche of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 for 10 out of 20 consecutive trading days. This Triggering Event resulted in the issuance of 2,500,000 shares of the Company’s Class A Common Stock and an increase in the Company’s Common stock and Additional paid-in capital accounts of $18.3 million, with a corresponding decrease to the Common stock contingent consideration account. See Note 21, Subsequent Events, for information on the issuance of the second tranche of Earn-Out Shares.

Platinum Stockholder Secondary Offerings

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

On November 18, 2019, the Platinum Stockholder sold 17,250,000 shares of the Company’s Class A Common Stock in a secondary offering at a price per share of $14.10. The offering consisted of an initial 15,000,000 shares, along with an additional 2,250,000 shares purchased pursuant to the underwriter’s exercise in full of an overallotment option granted by the Platinum Stockholder. The Company received no proceeds from either secondary offering conducted by the Platinum Stockholder during 2019.

The Company incurred $1.7 million in expenses related to the secondary offerings, consisting of various registration, filing and professional services fees, which were included in the Selling, general and administrative expenses in the consolidated statements of operations. Specifically, pursuant to the Amended and Restated Registration Rights Agreement dated as of October 17, 2018, the Company was required to pay, among other things, all registration and filing fees, reasonable fees and expenses of legal counsel for the Platinum Stockholder, and road show and marketing expenses. After giving effect to both secondary offerings and exercises of the overallotment options, the Platinum Stockholder held approximately 13.7% of the Company’s outstanding Class A Common Stock.

Advisory Services Agreement

The Company had a corporate advisory services agreement with Advisors whereby the Company paid a management fee for services and related expenses incurred by Advisors in the provision of those services. The Company paid $4.2 million and $5.4 million in management fees for the 2017 Successor Period and fiscal year 2018, respectively. The Company paid $9.7 million related to the provision of acquisition related services and $2.8 million related to the provision of debt financing related services during fiscal year 2018. The agreement was terminated effective October 17, 2018 in connection with the Business Combination.

On January 7, 2019, the Company entered into a new corporate advisory services agreement with Advisors to provide certain transactional and corporate advisory services to the Company as mutually agreed by the parties. No fees are payable under the agreement, but the Company must reimburse Advisors for its out-of-pocket expenses incurred in connection with services rendered. There were no significant payments made during fiscal year 2019.

17.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $0.1 million at December 31, 2019.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2019 were $29.3 million.

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

18.	Segment Reporting

The Company has two operating and reportable segments, Commercial Services and Government Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these two segments.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, gain (loss) on disposal of assets, net, impairment of property and equipment, and stock-based compensation. The measure also excludes interest expense, net, loss on extinguishment of debt, income taxes and is inclusive of other income, net. The tables below refer to this measure as Segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the operating and reportable segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling violations and is therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The Company allocates certain corporate expenses to the two segments. The corporate expenses are allocated using several different factors depending on the item being allocated. These factors range from specific identification to headcount based to split proportionately between the two operating and reportable segments. The Corporate and other columns below include all of the items above that are not included in Segment profit (loss) plus transaction expenses, fees to Advisors and other items designated by the CODM as corporate initiatives.

The Company does not disaggregate assets by segment other than equipment installed at customer sites and automobiles, which had carrying values of $46.6 million and $1.5 million, respectively, at December 31, 2019 and carrying values of $46.8 million and $0.8 million, respectively, at December 31, 2018 all of which relate solely to the Government Solutions segment. Refer to Note 6, Goodwill and Intangible Assets for goodwill balances by segment.

The following tables set forth financial information by segment for the years ended December 31, 2019 and 2018, the 2017 Successor Period and the 2017 Predecessor Period:

Successor

	For the Year Ended December 31, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$276,479	$140,244	$—	$416,723
Product sales	—	32,014	—	32,014
Total revenue	276,479	172,258	—	448,737
Cost of service revenue	3,709	1,852	—	5,561
Cost of product sales	—	13,919	—	13,919
Operating expenses	66,916	57,905	—	124,821
Selling, general and administrative expenses	41,384	32,696	2,220	76,300
Other income, net	(10,920)	(278)	—	(11,198)
Segment profit (loss)	$175,390	$66,164	$(2,220)	$239,334
Segment profit (loss)	$175,390	$66,164	$(2,220)	$239,334
Depreciation and amortization	—	—	115,566	115,566
Loss on disposal of assets, net	145	60	—	205
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	10,012	10,012
Interest expense, net	—	—	60,729	60,729
Income (loss) before income tax provision	$175,245	$60,206	$(188,527)	$46,924

	For the Year Ended December 31, 2018
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$222,611	$142,465	$—	$365,076
Product sales	—	5,070	—	5,070
Total revenue	222,611	147,535	—	370,146
Cost of service revenue	3,078	2,710	—	5,788
Cost of product sales	—	3,447	—	3,447
Operating expenses	51,221	57,525	—	108,746
Selling, general and administrative expenses	55,370	27,827	50,737	133,934
Other (income) expenses, net	(8,680)	(117)	2	(8,795)
Segment profit (loss)	$121,622	$56,143	$(50,739)	$127,026
Segment profit (loss)	$121,622	$56,143	$(50,739)	$127,026
Depreciation and amortization	—	—	103,346	103,346
Loss on disposal of assets, net	—	—	7	7
Stock-based compensation	—	—	2,272	2,272
Interest expense	—	—	69,550	69,550
Loss on extinguishment of debt	—	—	26,486	26,486
(Loss) income before income tax (benefit)	$121,622	$56,143	$(252,400)	$(74,635)

	For the Seven Months Ended December 31, 2017
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$55,874	$79,781	$—	$135,655
Product sales	—	2,584	—	2,584
Total revenue	55,874	82,365	—	138,239
Cost of service revenue	426	1,510	—	1,936
Cost of product sales	—	1,590	—	1,590
Operating expenses	16,425	34,046	—	50,471
Selling, general and administrative expenses	14,784	11,767	18,331	44,882
Other (income) expenses, net	(2,114)	(63)	5	(2,172)
Segment profit (loss)	$26,353	$33,515	$(18,336)	$41,532
Segment profit (loss)	$26,353	$33,515	$(18,336)	$41,532
Depreciation and amortization	—	—	33,151	33,151
Gain on disposal of assets, net	—	—	(38)	(38)
Interest expense	—	—	20,858	20,858
(Loss) income before income tax (benefit)	$26,353	$33,515	$(72,307)	$(12,439)

Predecessor

	For the Five Months Ended May 31, 2017
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$35,509	$57,022	$—	$92,531
Product sales	—	1,340	—	1,340
Total revenue	35,509	58,362	—	93,871
Cost of service revenue	194	1,175	—	1,369
Cost of product sales	—	964	—	964
Operating expenses	11,266	24,702	—	35,968
Selling, general and administrative expenses	9,882	9,231	21,771	40,884
Other income, net	(1,243)	(49)	(2)	(1,294)
Segment profit (loss)	$15,410	$22,339	$(21,769)	$15,980
Segment profit (loss)	$15,410	$22,339	$(21,769)	$15,980
Depreciation and amortization	—	—	12,574	12,574
Loss on disposal of assets, net	—	—	39	39
Interest expense	—	—	875	875
Income (loss) before income tax provision	$15,410	$22,339	$(35,257)	$2,492

The Company operates in the United States, Canada and Europe. Revenues are attributable to countries based upon the location of the customer. During the years ended December 31, 2019 and 2018, the Company’s international revenues were $14.5 million and $11.0 million, respectively. The Company’s international revenues for the 2017 Successor period and the 2017 Predecessor period were zero. Substantially all of the Company’s assets are in the United States.

19.	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2019
Total revenue	$98,461	$109,575	$128,240	$112,461
Income from operations	17,966	17,636	36,659	24,194
Net income	2,820	3,591	17,752	9,180
Earnings per share - basic and diluted	$0.02	$0.02	$0.11	$0.06

	First	Second	Third	Fourth
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter(a)
For the year ended December 31, 2018
Total revenue	$69,241	$98,197	$107,602	$95,106
(Loss) income from operations	(7,263)	11,784	26,195	(18,110)
Net (loss) income	(22,158)	(4,795)	6,513	(37,954)
Earnings (loss) per share - basic and diluted	$(0.35)	$(0.07)	$0.09	$(0.27)

(a)

The Company recorded certain out-of-period adjustments that reduced revenue in the fourth quarter of the year ended December 31, 2018, which aggregated to $4.2 million. The impact of these adjustments to the Company’s fourth quarter consolidated financial statements was not material.

20.	Guarantor/Non-Guarantor Financial Information (Unaudited)

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

The following financial information presents the Consolidated Balance Sheets as of December 31, 2019 and the related Consolidated Statements of Operations and Comprehensive Income and Consolidated Statements of Cash Flows for the year ended December 31, 2019 for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries:

Verra Mobility Corporation and Subsidiaries

Consolidated Balance Sheets

at December 31, 2019

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$113,369	$18,144	$—	$131,513
Restricted cash	—	917	—	—	917
Accounts receivable, net	—	88,946	4,568	—	93,514
Unbilled receivables	—	19,316	687	—	20,003
Investment in subsidiary	170,088	54,254	—	(224,342)	—
Prepaid expenses and other current assets	—	24,098	2,393	—	26,491
Total current assets	170,088	300,900	25,792	(224,342)	272,438
Installation and service parts, net	—	8,841	—	—	8,841
Property and equipment, net	—	69,878	2,388	—	72,266
Operating lease assets	—	31,910	267	—	32,177
Intangible assets, net	—	405,028	29,415	—	434,443
Goodwill	—	524,766	59,384	—	584,150
Due from affiliates	169,259	25,519	—	(194,778)	—
Other non-current assets	—	3,096	15	—	3,111
Total assets	$339,347	$1,369,938	$117,261	$(419,120)	$1,407,426
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$36,314	$14,511	$—	$50,825
Accrued liabilities	—	22,151	3,126	—	25,277
Current portion of long-term debt	—	28,779	—	—	28,779
Total current liabilities	—	87,244	17,637	—	104,881
Long-term debt, net of current portion and deferred financing costs	—	837,686	—	—	837,686
Operating lease liabilities, net of current portion	—	30,068	62	—	30,130
Other long-term liabilities	—	2,183	—	—	2,183
Payable to related party pursuant to tax receivable agreement	—	61,174	—	—	61,174
Due to affiliates	—	155,289	39,489	(194,778)	—
Asset retirement obligation	—	6,309	—	—	6,309
Deferred tax liabilities	—	19,897	5,819	—	25,716
Total liabilities	—	1,199,850	63,007	(194,778)	1,068,079
Total stockholders' equity	339,347	170,088	54,254	(224,342)	339,347
Total liabilities and stockholders' equity	$339,347	$1,369,938	$117,261	$(419,120)	$1,407,426

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

Year Ended December 31, 2019

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$402,245	$14,478	$—	$416,723
Product sales	—	32,014	—	—	32,014
Total revenue	—	434,259	14,478	—	448,737
Cost of service revenue	—	2,921	2,640	—	5,561
Cost of product sales	—	13,919	—	—	13,919
Operating expenses	—	119,796	5,844	—	125,640
Selling, general and administrative expenses	—	78,276	7,217	—	85,493
Depreciation, amortization and (gain) loss on disposal of assets, net	—	112,297	3,474	—	115,771
Impairment of property and equipment	—	5,898	—	—	5,898
Total costs and expenses	—	333,107	19,175	—	352,282
Income (loss) from operations	—	101,152	(4,697)	—	96,455
(Income) loss from equity investment	(33,343)	4,641	—	28,702	—
Interest expense, net	—	60,773	(44)	—	60,729
Other income, net	—	(11,188)	(10)	—	(11,198)
Total other (income) expenses	(33,343)	54,226	(54)	28,702	49,531
Income before income tax provision (benefit)	33,343	46,926	(4,643)	(28,702)	46,924
Income tax provision (benefit)	—	13,583	(2)	—	13,581
Net income (loss)	$33,343	$33,343	$(4,641)	$(28,702)	$33,343
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	3,244	—	—	3,244
Total comprehensive income (loss)	$33,343	$36,587	$(4,641)	$(28,702)	$36,587

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2019

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$33,343	$33,343	$(4,641)	$(28,702)	$33,343
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	112,092	3,474	—	115,566
Amortization of deferred financing costs and discounts	—	6,641	—	—	6,641
Impairment of property and equipment	—	5,898	—	—	5,898
Bad debt expense	—	8,098	2	—	8,100
Deferred income taxes	—	(9,888)	(1,006)	—	(10,894)
Stock-based compensation	—	10,012	—	—	10,012
Installation and service parts expense	—	1,166	—	—	1,166
Accretion expense	—	350	—	—	350
Write-downs of installation and service parts and (gain) on disposal of assets	—	205	—	—	205
(Income) loss from equity investment	(33,343)	4,641	—	28,702	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(11,166)	(1,496)	—	(12,662)
Unbilled receivables	—	(6,361)	(67)	—	(6,428)
Prepaid expenses and other current assets	—	(6,890)	(260)	—	(7,150)
Accounts payable and accrued liabilities	—	(10,549)	2,355	—	(8,194)
Due to affiliates	—	(35,111)	35,111	—	—
Other liabilities	—	(2,151)	—	—	(2,151)
Net cash (used in) provided by operating activities	—	100,330	33,472	—	133,802
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	—	—	(25,519)	—	(25,519)
Purchases of installation and service parts and property and equipment	—	(28,319)	(1,366)	—	(29,685)
Cash proceeds from the sale of assets	—	231	—	—	231
Net cash used in investing activities	—	(28,088)	(26,885)	—	(54,973)
Cash Flows from Financing Activities:
Successor repayment of long-term debt	—	(9,104)	—	—	(9,104)
Successor payment of debt issuance costs	—	(426)	—	—	(426)
Payment of employee tax withholding related to RSU vesting	—	(4,990)	—	—	(4,990)
Net cash used in financing activities	—	(14,520)	—	—	(14,520)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,040	—	1,040
Net increase in cash, cash equivalents and restricted cash	—	57,722	7,627	—	65,349
Cash, cash equivalents and restricted cash - beginning of period	—	56,564	10,517	—	67,081
Cash, cash equivalents and restricted cash - end of period	$—	$114,286	$18,144	$—	$132,430

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Year Ended December 31, 2019

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$55,197	$—	$—	$55,197
Income taxes paid, net	—	24,109	248	—	24,357
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	2,940	—	—	—	2,940
Earn-out shares issued to Platinum Stockholder	18,288	—	—	—	18,288
Additions to ARO, property and equipment, and other	—	230	—	—	230
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	—	4,204	—	—	4,204
Tenant improvement allowance included in property and equipment	—	581	—	—	581

21.	Subsequent Events

Earn-Out Agreement

On January 27, 2020, the Triggering Event for the issuance of the second tranche of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $15.50 for 10 out of 20 consecutive trading days. This Triggering Event resulted in the issuance of 2,500,000 shares of the Company’s Class A Common Stock.

First Lien Term Loan Amendment

On February 20, 2020, certain wholly-owned subsidiaries of the Company entered into Amendment No. 2 (the “Second Amendment”) to the New First Lien Term Loan with the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent.

Pursuant to the terms of the Second Amendment, the Company consummated a permitted refinancing of the entire outstanding amount under the New First Lien Term Loan and incurred a new Term B-1 Loan (the “New Term B-1 Loan”) in the aggregate principal amount of $894.4 million. The proceeds from the New Term B-1 Loan were used in their entirety to prepay in full the then outstanding principal amount of the existing term loan. In connection with the refinancing, the interest rate on the approximately $894.4 million outstanding balance of the New Term B-1 Loan was reduced by 50 basis points to LIBOR + 3.25% from LIBOR + 3.75% with the LIBOR floor unchanged at 0.00%. The New Term B-1 Loan will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the New Term B-1 Loan or any amendment to the New Term B-1 Loan that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Second Amendment. The maturity date for the New First Lien Term Loan remains February 28, 2025, and no changes were made to the financial covenants or other debt repayment terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that: (1) pertain to the maintenance of records that accurately and fairly reflect our transactions and the dispositions of our assets; (2) provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of our management, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective information technology general controls (“ITGCs”) in the area of user access over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Certain business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective. Based on this material weakness, our management concluded that at December 31, 2019, the Company’s internal control over financial reporting was not effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, which appears in Item 8 of this Annual Report on Form 10-K.

Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions include: (i) creating and filling an IT Compliance Oversight function; (ii) developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access over IT systems impacting financial reporting; (iii) developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) developing enhanced risk assessment procedures and controls related to changes in IT systems; (v) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (vi) enhanced quarterly reporting on the remediation measures to the Audit Committee.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Changes in Internal Control over Financing Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to December 31, 2019 and in connection with the identification of the material weakness discussed above, we are taking remediation steps to improve our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2020 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
1.	Consolidated Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules
•	Appendix A, Schedule II – Consolidated Valuation and Qualifying Accounts

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.					X
4.5	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.					X
10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016
10.2	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.3	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018
10.4	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018
10.5	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018
10.6	First Lien Term Loan Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.6	Oct. 22, 2018
10.7	Amendment No. 1 to Revolving Credit Agreement dated as of July 24, 2018, among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018
10.8	Amendment No. 1 to First Lien Term Loan Credit Agreement dated as of July 24, 2018, among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.8	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.9	Amendment No. 2 to First Lien Term Loan Credit Agreement dated as of February 20, 2020, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), each of the other borrowers and subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Feb. 25, 2020
10.10#	Employee Offer Letter by and between American Traffic Solutions, Inc. and David Roberts, dated June 27, 2014.	8-K	001-37979	10.9	Oct. 22, 2018
10.11#	Offer Letter Revision by and between American Traffic Solutions, Inc. and David Roberts, dated as of December 22, 2014.	8-K	001-37979	10.10	Oct. 22, 2018
10.12#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated May 15, 2015.	8-K	001-37979	10.11	Oct. 22, 2018
10.13#	Offer Letter Revision by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated as of June 1, 2015.	8-K	001-37979	10.12	Oct. 22, 2018
10.14#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Vincent Brigidi, dated September 30, 2014.	8-K	001-37979	10.13	Oct. 22, 2018
10.15#	Revisions to Employment Terms by and between American Traffic Solutions, Inc. and Vincent Brigidi, dated as of February 29, 2016.	8-K	001-37979	10.14	Oct. 22, 2018
10.16#	Employee Offer Letter by and between VM Consolidated, Inc. and Garrett Miller, dated as of April 24, 2019.	10-Q	001-37979	10.1	August 6, 2019
10.17#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Rebecca Collins, dated as of April 21, 2016.					X
10.18#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018
10.19#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.20#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018
10.21#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018
10.22#	Verra Mobility Corporation Annual Incentive Bonus Plan.	8-K	001-37979	10.1	March 5, 2019
10.23#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	March 18, 2019
10.24#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
10.25#	Form of Notice of Grant of Stock Option and Agreement for U.K. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
10.26#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature pages herein).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

#	Management contract or compensatory plan or arrangement.
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

VERRA MOBILITY CORPORATION

Date: March 02, 2020	By:	/s/ David Roberts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	March 02, 2020
David Roberts	(Principal Executive Officer)

/s/ Patricia D. Chiodo	Chief Financial Officer	March 02, 2020
Patricia D. Chiodo	(Principal Financial and Accounting Officer)

/s/ Douglas Davis	Director	March 02, 2020
Douglas Davis

/s/ Jay L. Geldmacher	Director	March 02, 2020
Jay L. Geldmacher

/s/ Bryan Kelln	Director	March 02, 2020
Bryan Kelln

/s/ Jacob Kotzubei	Director	March 02, 2020
Jacob Kotzubei

/s/ John Rexford	Director	March 02, 2020
John Rexford

/s/ Cynthia Russo	Director	March 02, 2020
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2019 and 2018, the Seven Months Ended December 31, 2017 and the Five Months Ended May 31, 2017

	Balance at Beginning of	Charged/Credited to Net	Charged to Other	Charges Utilized/	Balance at End of
($ in thousands)	Period	Income (Loss)	Account	Write-offs	Period
Allowance for Doubtful Accounts
Year Ended December 31, 2019	$6,221	$8,100	$—	$(6,684)	$7,637
Year Ended December 31, 2018	5,497	6,025	—	(5,301)	6,221
Seven Months Ended December 31, 2017 (Successor)	7,158	3,776	—	(5,437)	5,497
Five Months Ended May 31, 2017 (Predecessor)	6,431	2,182	—	(1,455)	7,158

Tax Valuation Allowance
Year Ended December 31, 2019	$2,254	$310	$—	$—	$2,564
Year Ended December 31, 2018	105	2,149	—	—	2,254
Seven Months Ended December 31, 2017 (Successor)	86	19	—	—	105
Five Months Ended May 31, 2017 (Predecessor)	86	—	—	—	86