Form 10-Q
period 2020-03-31
VERRA MOBILITY Corp
filed 2020-05-11
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

As of May 6, 2020, there were 161,694,330 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2020

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•	disruption to our business and results of operations as a result of the COVID-19 pandemic;
•	the impact of the COVID-19 pandemic on our revenues from key customers in the rental car industry and from photo enforcement programs;
•	customer concentration in our Commercial Services and Government Solutions segments;
•	decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling;
•	risks and uncertainties related to our government contracts, including termination rights, audits and investigations;
•	decreased interest in outsourcing from our customers;
•	our ability to properly perform under our contracts and otherwise satisfy our customers;
•	our ability to compete in a highly competitive and rapidly evolving market;
•	our ability to keep up with technological developments and changing customer preferences;
•	the success of our new products and changes to existing products and services;
•	our ability to successfully integrate our recent or future acquisitions; and
•	failures in or breaches of our networks or systems, including as a result of cyber-attacks.

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

Unless the context indicates otherwise, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” as used in this Quarterly Report on Form 10-Q refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole.

Part I—Financial Information

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands except per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$113,583	$131,513
Restricted cash	1,510	917
Accounts receivable (net of allowance for credit loss of $10.8 million at March 31, 2020)	109,839	93,514
Unbilled receivables	16,358	20,003
Prepaid expenses and other current assets	24,616	26,491
Total current assets	265,906	272,438
Installation and service parts, net	8,022	8,841
Property and equipment, net	73,631	72,266
Operating lease assets	31,789	32,177
Intangible assets, net	409,957	434,443
Goodwill	581,730	584,150
Other non-current assets	3,094	3,111
Total assets	$1,374,129	$1,407,426
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$39,198	$50,825
Accrued liabilities	23,701	25,277
Current portion of long-term debt	9,104	28,779
Total current liabilities	72,003	104,881
Long-term debt, net of current portion and deferred financing costs	835,507	837,686
Operating lease liabilities, net of current portion	29,917	30,130
Payable to related party pursuant to tax receivable agreement	61,174	61,174
Asset retirement obligation	6,387	6,309
Deferred tax liabilities, net	24,472	25,716
Other long-term liabilities	269	2,183
Total liabilities	1,029,729	1,068,079
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	36,575	54,862
Additional paid-in capital	387,994	367,266
Accumulated deficit	(74,241)	(80,220)
Accumulated other comprehensive loss	(5,944)	(2,577)
Total stockholders' equity	344,400	339,347
Total liabilities and stockholders' equity	$1,374,129	$1,407,426

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Service revenue	$99,497	$98,070
Product sales	17,216	391
Total revenue	116,713	98,461
Cost of service revenue	1,219	1,389
Cost of product sales	8,690	276
Operating expenses	32,259	29,338
Selling, general and administrative expenses	25,886	20,551
Depreciation, amortization and (gain) loss on disposal of assets, net	29,246	28,941
Total costs and expenses	97,300	80,495
Income from operations	19,413	17,966
Interest expense, net	12,451	16,033
Other income, net	(2,925)	(2,207)
Total other expenses	9,526	13,826
Income before income tax provision	9,887	4,140
Income tax provision	3,214	1,320
Net income	$6,673	$2,820
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(3,367)	1,324
Total comprehensive income	$3,306	$4,144
Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02
Weighted average shares used in per share calculation:
Basic outstanding	160,924	156,057
Diluted outstanding	164,427	156,458

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2020
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	159,150	$16	$54,862	$367,266	$(80,220)	$(2,577)	$339,347
Net income	—	—	—	—	6,673	—	6,673
Cumulative effect of adoption of the CECL accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of restricted stock units ("RSUs")	42	—	—	—	—	—	—
Payment of employee tax withholding related to RSU vesting	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	2,768	—	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	(3,367)	(3,367)
Balance as of March 31, 2020	161,692	$16	$36,575	$387,994	$(74,241)	$(5,944)	$344,400

For the Three Months Ended March 31, 2019

Balance as of December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	2,820	—	2,820
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(6,205)	—	—	(6,205)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Stock-based compensation	—	—	—	2,143	—	—	2,143
Other comprehensive gain	—	—	—	—	—	1,324	1,324
Balance as of March 31, 2019	156,057	$16	$73,150	$346,895	$(110,743)	$(4,497)	$304,821

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2020	2019
Cash Flows from Operating Activities:
Net income	$6,673	$2,820
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,250	28,939
Amortization of deferred financing costs and discounts	903	1,833
Credit loss expense	5,356	1,270
Deferred income taxes	(682)	(1,073)
Stock-based compensation	2,768	2,143
Installation and service parts expense	393	257
Accretion expense	64	90
(Gain) loss on disposal of assets	(4)	2
Changes in operating assets and liabilities:
Accounts receivable, net	(22,397)	(8,372)
Unbilled receivables	3,648	(3,797)
Prepaid expenses and other current assets	2,367	(1,527)
Accounts payable and accrued liabilities	(11,363)	18,413
Other liabilities	(2,135)	(3,647)
Net cash provided by operating activities	14,841	37,351
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(8,141)	(9,219)
Cash proceeds from the sale of assets	10	52
Net cash used in investing activities	(8,131)	(9,167)
Cash Flows from Financing Activities:
Repayment of long-term debt	(21,951)	(2,276)
Payment of debt issuance costs	(806)	(37)
Payment of employee tax withholding related to RSU vesting	(327)	—
Net cash used in financing activities	(23,084)	(2,313)
Effect of exchange rate changes on cash and cash equivalents	(963)	236
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,337)	26,107
Cash, cash equivalents and restricted cash - beginning of period	132,430	67,081
Cash, cash equivalents and restricted cash - end of period	$115,093	$93,188

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental cash flow information:
Interest paid	$11,822	$13,890
Income taxes paid (refunded), net	319	(4,710)
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	—	2,940
Earn-out shares issued to Platinum Stockholder	18,287	—
Additions to ARO, property and equipment, and other	22	28
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	4,586	4,084

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores and AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, Gores changed its name to Verra Mobility Corporation. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies and state and local governments. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating segments: Commercial Services and Government Solutions (see Note 15).

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets and goodwill, the carrying amount of installation and service parts, the allowance for credit loss, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350). ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill at all reporting units, even those with zero or negative carrying amounts. The Company adopted the ASU as of January 1, 2020 and followed the one-step method in evaluating potential goodwill impairment for the first quarter of fiscal 2020, refer to Note 6, Goodwill and Intangible Assets. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), and issued certain amendments within ASU 2019-04, ASU 2019-05 and ASU 2019-11, respectively. The guidance replaced the incurred loss impairment model and applies a new model, current expected credit losses (“CECL”), that requires entities to estimate expected credit losses measured over the contractual life of an instrument that consider supportable forecasts of future economic conditions in addition to information about past events and current conditions. An entity is required to measure and record an allowance for credit loss upon initial recognition of a financial asset, and present in-scope assets at amortized cost net of the amount expected to be collected. Under legacy GAAP, the Company recognized credit losses on trade receivables when it was probable that a loss has been incurred.

The Company adopted the CECL standard as of January 1, 2020 through a cumulative effect adjustment of $0.7 million, net of tax, to the opening balance of Accumulated deficit. The adjustment increased Accumulated deficit and increased the Allowance for credit loss accounts. Subsequent impacts to the Allowance for credit loss have been recorded through the Credit loss expense account included within Selling, general and administrative expenses in our condensed consolidated statements of operations and as an Allowance for credit loss on our condensed consolidated balance sheet. See Note 4. Accounts Receivable, Net for additional information.

Accounting Standards Not Yet Adopted

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

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is in effect for a limited time through December 31, 2022, to help stakeholders during the global market-wide reference rate transition period. The impact of the implementation of this standard is still being determined by the Company.

3.	Acquisition

Pagatelia Acquisition

On October 31, 2019, the Company completed the acquisition of all of the outstanding shares of Pagatelia S.L., (“Pagatelia”), a Spanish limited liability company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. The purchase consideration for Pagatelia was $26.6 million. Transaction costs were not material.

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

The Company did not provide pro forma financial information for Pagatelia as it was not material.

4.	Accounts Receivable, Net

Accounts receivable are uncollateralized customer obligations due from the sale of products or services. Accounts receivable have normal trade terms less than one year and are initially stated at the amounts billed to the customers. Accounts receivable are subsequently measured at amortized cost net of allowance for credit loss. As part of its analysis for implementation of the CECL standard, the Company reviewed historical loss rates, customer payment trends and collection rates on customer balances. Estimated loss rates were developed using historical credit loss experience, which were adjusted based on a range of likelihood increases to reflect management’s expectations of current and future conditions as of the balance sheet date. Receivables are written off against the allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts, and subsequent recoveries will be credited to earnings in the period recovered. The Company will periodically evaluate the adequacy of its allowance for expected credit loss by comparing its actual historical write-offs to its previously recorded estimates.

The Company identified portfolio segments based on type of business, industry in which the customer operates and historical credit loss patterns. The following presents by portfolio segment Accounts receivable, net and the activity in the Allowance for credit loss for the three months ended March 31, 2020:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Accounts Receivable, Net at January 1, 2020 (2)	$9,793	$51,158	$31,744	$92,695

Allowance for credit loss at January 1, 2020 (2)	$5,733	$945	$1,778	$8,456
Credit loss expense	1,925	2,731	700	5,356
Write-offs, net of recoveries	(2,220)	(311)	(435)	(2,966)
Allowance for credit loss at March 31, 2020	$5,438	$3,365	$2,043	$10,846

Accounts Receivable, Net at March 31, 2020	$9,430	$50,898	$49,511	$109,839

(1)	Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers.
(2)	This includes a $0.8 million increase to Allowance for credit loss as a result of adopting the CECL standard.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue. Revenue from one of the Government Solutions customers, the City of New York Department of Transportation, accounted for 25.5% of total revenue for the three months ended March 31, 2020, as a result of increased product revenue. This customer did not meet the revenue criteria for the three months ended March 31, 2019.

Revenue generated through one of the Company’s Commercial Services partners, the Hertz Corporation, accounted for 15.7% and 18.4% of total revenue for the three months ended March 31, 2020 and 2019, respectively. Additionally, revenue generated through two of the Company’s Commercial Services partners, Avis Budget Group, Inc. and Enterprise Holdings, Inc., accounted for 12.7% and 10.8%, respectively, of total revenue for the three months ended March 31, 2020. Enterprise Holdings, Inc., accounted for 14.0% for the three months ended March 31, 2019. Avis Budget Group, Inc. did not meet the revenue criteria above for the 2019 period.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2020	December 31, 2019
Prepaid tolls	$11,002	$10,116
Prepaid services	5,327	5,201
Deposits	3,510	3,642
Prepaid computer maintenance	2,715	2,923
Prepaid insurance	1,033	1,485
Photo enforcement equipment held for sale	416	1,410
Prepaid income taxes	162	1,025
Other	451	689
Total prepaid expenses and other current assets	$24,616	$26,491

6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2019	$424,404	$159,746	$584,150
Foreign currency translation adjustment	(2,420)	—	(2,420)
Balance at March 31, 2020	$421,984	$159,746	$581,730

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2020			December 31, 2019
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	1.2 years	$32,071	$21,651	1.5 years	$32,127	$19,106
Non-compete agreements	2.8 years	62,553	27,977	3.0 years	62,549	24,834
Customer relationships	6.6 years	365,463	92,951	6.9 years	366,533	82,903
Developed technology	3.1 years	165,525	73,076	3.3 years	165,708	65,631
Gross carrying value of intangible assets		625,612	$215,655		626,917	$192,474
Less: accumulated amortization		(215,655)			(192,474)
Intangible assets, net		$409,957			$434,443

The amortization expense was $23.5 million and $23.1 million for the three months ended March 31, 2020 and 2019, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2020	$70,276
2021	85,416
2022	80,686
2023	52,171
2024	41,684
Thereafter	79,724
Total	$409,957

Interim Goodwill Impairment Review

During the fourth quarter of each fiscal year, in conjunction with the Company’s annual strategic planning process, we perform our annual goodwill impairment test for each of our reporting units. Our reporting units are the same as our two reportable segments (Government Solutions and Commercial Services). We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. Potential impairment indicators include, but are not limited to, (i) a deterioration of the business environments in which we operate, (ii) downward revisions to internal forecasts, and the magnitude thereof, if any, and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

During the first quarter of 2020, our market capitalization declined significantly compared to December 31, 2019. Over the same period, the equity value of our key Commercial Services’ customers, our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. These declines were driven by the uncertainty surrounding the outbreak of the novel coronavirus (“COVID-19”) and other macroeconomic events. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020.

Based upon the results of our interim impairment test, we concluded that the fair values of the Government Solutions and Commercial Services reporting units exceeded their carrying value. The current economic conditions due to COVID-19 are still evolving and any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in a future goodwill impairment charge, which could be material.

7.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2020	December 31, 2019
Accrued salaries and wages	$5,282	$10,319
Current portion of related party TRA liability	4,636	5,730
Current portion of operating lease liabilities	2,987	2,970
Advanced deposits payable	2,322	2,875
Income taxes payable	4,675	348
Restricted cash due to customers	1,510	917
Accrued sales commissions	551	612
Accrued interest payable	176	210
Other	1,562	1,296
Total accrued liabilities	$23,701	$25,277

8.	Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	March 31, 2020	December 31, 2019
First Lien Term Loan, due February 28, 2025	$872,470	$894,421
Less: original issue discounts	(4,648)	(4,778)
Less: unamortized deferred financing costs	(23,211)	(23,178)
Total debt	844,611	866,465
Less: current portion of long-term debt	(9,104)	(28,779)
Total long-term debt, net of current portion	$835,507	$837,686

In connection with an acquisition in 2018, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a wholly-owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”), (collectively the “Term Loans”) and a Revolving Credit Facility Agreement (the “Revolver”) with a syndicate of lenders (collectively, the “2018 Credit Facilities”). The 2018 Credit Facilities initially provided for committed senior secured financing of $1.115 billion, consisting of the Term Loans in an aggregate principal amount of $1.04 billion and the Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (subject to borrowing eligibility requirements as described below). In July 2018, the Company amended the First Lien Term Loan to expand the aggregate principal loan amount from $840 million to $910 million. The additional $70 million along with funds contributed by Platinum Equity, LLC were used to repay the $200 million Second Lien Term Loan in full contemporaneously with the close of the Business Combination on October 17, 2018.

The First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The First Lien Term Loan matures on February 28, 2025. The Company refinanced the entire outstanding amount under the First Lien Term Loan on February 20, 2020 which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of March 31, 2020, the interest rate on the First Lien Term Loan was 4.24%.

In addition, the First Lien Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year, beginning with the year ending December 31, 2019), as set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

The Company made a $19.7 million mandatory prepayment of excess cash flow during the first quarter of fiscal 2020.

The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the refinancing of the First Lien Term Loan discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At March 31, 2020, the Company had no outstanding borrowings on the Revolver and availability to borrow under the Revolver was $68.8 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375%, and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million in outstanding letters of credit as of March 31, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At March 31, 2020, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $12.5 million and $16.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively. In connection with the refinancing of the First Lien Term Loan in February 2020, which the Company determined was to be accounted for as a modification, the Company incurred $0.8 million of lender fees which were capitalized as deferred financing costs and amortized over the remaining life of the First Lien Term Loan, and $0.2 million of legal fees that were expensed as Selling, general and administrative expenses on the condensed consolidated statement of operations.

The weighted average effective interest rates on the Company’s outstanding borrowing under the 2018 Credit Facilities were 4.24% and 5.5% at March 31, 2020 and December 31, 2019, respectively.
9.	Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement, includes a single definition of fair value to be used for financial reporting purposes, provides a framework for applying this definition and for measuring fair value under U.S. GAAP, and establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are summarized as follows:

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s First Lien Term Loan as of March 31, 2020 and December 31, 2019 was categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of debt is as follows:

	Level in	March 31, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total debt	2	$844,611	$811,397	$866,465	$905,601

10.	Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The components of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Numerator:
Net income	$6,673	$2,820
Denominator:
Weighted average shares - basic	160,924	156,057
Common stock equivalents	3,503	401
Weighted average shares - diluted	164,427	156,458
Net income per share - basic	$0.04	$0.02
Net income per share - diluted	$0.04	$0.02
Antidilutive weighted average shares excluded from diluted net income per share:
Contingently issuable shares (1)	5,742	10,000
Warrants	—	20,000
Non-qualified stock options	209	—
Performance share units	35	—
Restricted stock units	28	86
Total antidilutive shares excluded	6,014	30,086

(1)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 13, Related Party Transactions.

11.	Income Taxes

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

In December 2019, novel coronavirus (“COVID-19”) emerged in China and has since spread throughout the world causing severe disruption to the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company applied certain articles of the CARES Act in the interim income tax provision, including the increased interest deduction allowed up to 50 percent of adjusted taxable income for tax years 2019 and 2020. In addition, the Company delayed the employer-side of the FICA payments until 2021. The Company will continue to assess other aspects of the CARES Act and will account for accordingly, if applicable.

Our effective income tax rate was 32.5% and 31.9% for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate change was primarily due to an increase in certain permanent differences, including the limitation on the deductibility of executive compensation imposed by section 162(m) of the Internal Revenue Code, as amended, applied to an overall lower gross income.

The total amount of unrecognized tax benefits decreased by $0.9 million during the quarter primarily from the statute expiration of prior year tax positions. As of March 31, 2020, the total amount of unrecognized tax benefits was $0.8 million, of which $0.7 million would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2020, we had less than $0.1 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2016 to 2019. The Company’s state income tax returns are under examination by certain states for tax years 2015 to 2017, and other state income tax returns are subject to examination for tax years 2014 to 2019. Tax returns for years prior to 2014 remain open in a number of states due to tax attributes generated but not utilized yet. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
12.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Operating expenses	$220	$204
Selling, general and administrative expenses	2,548	1,939
Total stock-based compensation expense	$2,768	$2,143

13.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a tax receivable agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight Holding II Corporation as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from an acquisition by the Company prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company adjusted this amount. At March 31, 2020, the TRA was approximately $65.8 million of which $4.6 million was the current portion included in Accrued liabilities and $61.2 million included in Payable related to tax receivable agreement on the condensed consolidated balance sheets.

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

The Earn-Out Shares are issued by the Company to the Platinum Stockholder as follows:

Common Stock Price thresholds	One-time issuance of shares
> $13.00 (a)	2,500,000
> $15.50 (a)	2,500,000
> $18.00	2,500,000
> $20.50	2,500,000

(a)	The first and second tranches of Earn-Out Shares have been issued, as discussed below.

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

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of Greenlight Acquisition Corporation (“Parent”) Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event (an “Acceleration Event”), then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) Parent shall issue the applicable Earn-Out Shares to the cash consideration stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of March 31, 2020. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This was initially recorded as a distribution to shareholders and was presented as Common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Common stock contingent consideration to Common stock and Additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s Common stock and Additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the Common stock contingent consideration account.
14.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million at March 31, 2020.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at March 31, 2020 were $27.4 million.

The Company is subject to tax audits in the normal course of business and does not have material contingencies recorded related to such audits.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its condensed consolidated results of operations, cash flows, or financial position, and accordingly, no material contingency accruals are recorded. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.
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

Segment performance is based on revenues and income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and is inclusive of other income, net. The tables below refer to this measure as Segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling violations and is therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The following tables set forth financial information by segment for the three months ended March 31, 2020 and March 31, 2019, respectively:

	For the Three Months Ended March 31, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$61,242	$38,255	$—	$99,497
Product sales	—	17,216	—	17,216
Total revenue	61,242	55,471	—	116,713
Cost of service revenue	807	412	—	1,219
Cost of product sales	—	8,690	—	8,690
Operating expenses	16,530	15,509	—	32,039
Selling, general and administrative expenses	13,384	9,669	285	23,338
Other income, net	(2,889)	(36)	—	(2,925)
Segment profit (loss)	$33,410	$21,227	$(285)	$54,352
Segment profit (loss)	$33,410	$21,227	$(285)	$54,352
Depreciation and amortization	—	—	29,250	29,250
Gain on disposal of assets, net	—	(4)	—	(4)
Stock-based compensation	—	—	2,768	2,768
Interest expense, net	—	—	12,451	12,451
Income (loss) before income tax provision	$33,410	$21,231	$(44,754)	$9,887

	For the Three Months Ended March 31, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$62,588	$35,482	$—	$98,070
Product sales	—	391	—	391
Total revenue	62,588	35,873	—	98,461
Cost of service revenue	864	525	—	1,389
Cost of product sales	—	276	—	276
Operating expenses	15,096	14,038	—	29,134
Selling, general and administrative expenses	10,762	7,850	—	18,612
Other income, net	(2,171)	(37)	1	(2,207)
Segment profit (loss)	$38,037	$13,221	$(1)	$51,257
Segment profit (loss)	$38,037	$13,221	$(1)	$51,257
Depreciation and amortization	—	—	28,939	28,939
Loss on disposal of assets, net	—	—	2	2
Stock-based compensation	—	—	2,143	2,143
Interest expense, net	—	—	16,033	16,033
Income (loss) before income tax provision	$38,037	$13,221	$(47,118)	$4,140

16.	Guarantor/Non-Guarantor Financial Information

VM Consolidated, Inc., a wholly-owned subsidiary of the Company, is the lead borrower of the First Lien Term Loan and the Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly-owned by Greenlight Acquisition Corporation, which is wholly-owned by Greenlight Intermediate Holding Corporation, which is wholly-owned by Greenlight Holding Corporation, which is wholly-owned by Verra Mobility Holdings, LLC, which is wholly-owned by Verra Mobility Corporation or the Company. Prior to the Business Combination, VM Consolidated, Inc. was known as ATS Consolidated, Inc. and its financial information was the same as the lead borrower. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantors and non-guarantor subsidiaries.

The following financial information presents the Condensed Consolidated Balance Sheets as of March 31, 2020 and the related Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at March 31, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$96,623	$16,960	$—	$113,583
Restricted cash	—	1,510	—	—	1,510
Accounts receivable (net of allowance for credit loss of $10.8 million )	—	105,799	4,040	—	109,839
Unbilled receivables	—	16,071	287	—	16,358
Investment in subsidiary	175,141	75,098	—	(250,239)	—
Prepaid expenses and other current assets	—	22,116	2,500	—	24,616
Total current assets	175,141	317,217	23,787	(250,239)	265,906
Installation and service parts, net	—	8,022	—	—	8,022
Property and equipment, net	—	70,588	3,043	—	73,631
Operating lease assets	—	31,387	402	—	31,789
Intangible assets, net	—	382,654	27,303	—	409,957
Goodwill	—	524,767	56,963	—	581,730
Due from affiliates	169,259		—	(169,259)	—
Other non-current assets	—	3,080	14	—	3,094
Total assets	$344,400	$1,337,715	$111,512	$(419,498)	$1,374,129
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$26,071	$13,127	$—	$39,198
Accrued liabilities	—	20,580	3,121	—	23,701
Current portion of long-term debt	—	9,104	—	—	9,104
Total current liabilities	—	55,755	16,248	—	72,003
Long-term debt, net of current portion and deferred financing costs	—	835,507	—	—	835,507
Operating lease liabilities, net of current portion	—	29,712	205	—	29,917
Payable to related party pursuant to tax receivable agreement	—	61,174	—	—	61,174
Due to affiliates	—	154,091	15,168	(169,259)	—
Asset retirement obligation	—	6,387	—	—	6,387
Deferred tax liabilities, net	—	19,679	4,793	—	24,472
Other long-term liabilities	—	269	—	—	269
Total liabilities	—	1,162,574	36,414	(169,259)	1,029,729
Total stockholders' equity	344,400	175,141	75,098	(250,239)	344,400
Total liabilities and stockholders' equity	$344,400	$1,337,715	$111,512	$(419,498)	$1,374,129

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$95,650	$3,847	$—	$99,497
Product sales	—	17,216	—	—	17,216
Total revenue	—	112,866	3,847	—	116,713
Cost of service revenue	—	667	552	—	1,219
Cost of product sales	—	8,690	—	—	8,690
Operating expenses	—	30,578	1,681	—	32,259
Selling, general and administrative expenses	—	23,976	1,910	—	25,886
Depreciation, amortization and (gain) loss on disposal of assets, net	—	27,995	1,251	—	29,246
Total costs and expenses	—	91,906	5,394	—	97,300
Income (loss) from operations	—	20,960	(1,547)	—	19,413
(Income) loss from equity investment	(6,673)	1,307	—	5,366	—
Interest expense, net	—	12,462	(11)	—	12,451
Other income, net	—	(2,887)	(38)	—	(2,925)
Total other (income) expenses	(6,673)	10,882	(49)	5,366	9,526
Income before income tax provision (benefit)	6,673	10,078	(1,498)	(5,366)	9,887
Income tax provision (benefit)	—	3,405	(191)	—	3,214
Net income (loss)	$6,673	$6,673	$(1,307)	$(5,366)	$6,673
Other comprehensive loss:
Change in foreign currency translation adjustment	—	(3,367)	—	—	(3,367)
Total comprehensive income (loss)	$6,673	$3,306	$(1,307)	$(5,366)	$3,306

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$6,673	$6,673	$(1,307)	$(5,366)	$6,673
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	27,999	1,251	—	29,250
Amortization of deferred financing costs and discounts	—	903	—	—	903
Credit loss expense	—	5,356	—	—	5,356
Deferred income taxes	—	(94)	(588)	—	(682)
Stock-based compensation	—	2,768	—	—	2,768
Installation and service parts expense	—	393	—	—	393
Accretion expense	—	64	—	—	64
Gain on disposal of assets	—	(4)	—	—	(4)
(Income) loss from equity investment	(6,673)	1,307	—	5,366	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(23,028)	631	—	(22,397)
Unbilled receivables	—	3,246	402	—	3,648
Prepaid expenses and other current assets	—	2,628	(261)	—	2,367
Accounts payable and accrued liabilities	—	(10,444)	(919)	—	(11,363)
Due to affiliates	—	(1,341)	1,341	—	—
Other liabilities	—	(2,135)	—	—	(2,135)
Net cash provided by operating activities	—	14,291	550	—	14,841
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(7,370)	(771)	—	(8,141)
Cash proceeds from the sale of assets	—	10	—	—	10
Net cash used in investing activities	—	(7,360)	(771)	—	(8,131)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(21,951)	—	—	(21,951)
Payment of debt issuance costs	—	(806)	—	—	(806)
Payment of employee tax withholding related to RSU vesting	—	(327)	—	—	(327)
Net cash used in financing activities	—	(23,084)	—	—	(23,084)
Effect of exchange rate changes on cash and cash equivalents	—	—	(963)	—	(963)
Net decrease in cash, cash equivalents and restricted cash	—	(16,153)	(1,184)	—	(17,337)
Cash, cash equivalents and restricted cash - beginning of period	—	114,286	18,144	—	132,430
Cash, cash equivalents and restricted cash - end of period	$—	$98,133	$16,960	$—	$115,093

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2020

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$11,822	$—	$—	$11,822
Income taxes paid, net	—	156	163	—	319
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	—	—	—	18,287
Additions to ARO, property and equipment, and other	—	22	—	—	22
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	4,586	—	—	4,586

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K for the year ended December 31, 2019 and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Recent Event Affecting Our Operating Results

In December 2019, a novel coronavirus (“COVID-19”) emerged in China and has since spread throughout the world. The World Health Organization declared COVID-19 a pandemic in March 2020, and it has caused severe disruption to the global economy. In the United States and around the world, many federal, state and local governments have issued stay-at-home orders aimed at minimizing the spread of the virus. As a result of these orders, we have shifted most of our workforce to remote operations and have implemented changes in our physical locations to ensure social distancing. COVID-19 has had, and we expect will continue to have, a significant negative impact on the rental car industry. Reduced airline travel and widespread travel restrictions have resulted in increased rental cancellations and declining forward bookings. Revenues from rental car companies (“RACs”) in our Commercial Services segment have decreased and are expected to continue to decrease in 2020 as a result of COVID-19. In addition, in our Government Solutions segment, school closures and general reductions in vehicle traffic resulting from stay-at-home orders have caused a slight decrease in service revenue. We cannot predict the duration or full impact of COVID-19 on our overall business and results of operations at this time, but we expect the impact to be greater in the second quarter of 2020 than the first quarter of 2020. In addition, prior trends in our business may not be applicable to our operations for the duration of the pandemic.

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. We provide integrated technology solutions and services, including toll and violations management, title and registration, automated safety solutions, and other data-driven solutions, to our customers, which include RACs, fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations and safety solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

Our Commercial Services segment offers toll and violation management solutions, title and registration services for RACs and FMCs in North America. In Europe, we provide violations processing through Euro Parking Collection plc (“EPC”) and tolling services through Pagatelia S.L (“Pagatelia”).

•

Our Government Solutions segment provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. We implement and administer traffic safety programs and products for municipalities and local government agencies of all sizes.

Segment performance is based on revenues and income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and is inclusive of other income, net.

Executive Summary

We operate with long-term customer contracts and a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Grew total revenue from $98.5 million for the three months ended March 31, 2019 to $116.7 million for the three months ended March 31, 2020. Product sales contributed $16.8 million to this revenue growth, while the remainder was from service revenue (which experienced reduced growth due to COVID-19, as discussed below).

•

Generated cash flows from operating activities of $14.8 million and $37.4 million for the three months ended March 31, 2020 and 2019, respectively. Our cash on hand was $113.6 million as of March 31, 2020.

•

Reduced our financing costs by refinancing our term loan in February 2020, which reduced our interest rate by 50 basis points. Our interest expense, net for the first quarter of 2020 was $12.5 million, a $3.5 million decrease compared to $16.0 million in the same period in 2019.

Primary Components of Our Operating Results

Revenues

Total revenue consists of service revenue generated by our Commercial Services and Government Solutions segments and product sales generated by our Government Solutions segment.

Service Revenue.  Our Commercial Services segment generates service revenue primarily through the management and operation of tolling programs for RACs, FMCs and other large fleet customers. These solutions are full service offerings by which we enroll plates of our customers’ vehicles with tolling authorities, process payments on the customers’ behalf and, through proprietary technology, integrate with customer data to match the toll to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations and our customers’ share of administration fees are netted against revenue. We also generate service revenue in our Commercial Services segment through processing titles, registrations and violations for our customers.

Our Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems. This revenue is generally tied to long-term contracts, and revenue is recognized either when services are performed or when citations are issued or paid, depending on the terms of the customer contract. Revenue drivers in this segment include the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in our Government Solutions segment from payment processing, pass-through fees for collection expense, and other fees.

Product Sales.  Product sales are generated by the sale of photo enforcement equipment to certain Government Solutions customers. A small number of customers purchase this equipment, and their buying patterns vary greatly from period to period. We recognize product sales revenue when the equipment is accepted or installed.

Cost and Expenses

Cost of Service Revenue. Cost of service revenue consists of collection and other professional services provided by third parties and associated with the delivery of certain ancillary services performed by both our Government Solutions and Commercial Services segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire and install photo enforcement equipment purchased by Government Solutions customers.

Operating Expenses. Operating expenses include payroll and payroll-related costs (including stock-based compensation), costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include payroll and payroll-related costs (including stock-based compensation), real estate lease expense, insurance costs, professional services fees and general corporate expenses.

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

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue	$99,497	$98,070	85.2%	99.6%	$1,427	1.5%
Product sales	17,216	391	14.8%	0.4%	16,825	4303.1%
Total revenue	116,713	98,461	100.0%	100.0%	18,252	18.5%
Cost of service revenue	1,219	1,389	1.0%	1.4%	(170)	(12.2)%
Cost of product sales	8,690	276	7.5%	0.3%	8,414	3048.6%
Operating expenses	32,259	29,338	27.6%	29.8%	2,921	10.0%
Selling, general and administrative expenses	25,886	20,551	22.2%	20.9%	5,335	26.0%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,246	28,941	25.1%	29.4%	305	1.1%
Total costs and expenses	97,300	80,495	83.4%	81.8%	16,805	20.9%
Income from operations	19,413	17,966	16.6%	18.2%	1,447	8.1%
Interest expense, net	12,451	16,033	10.7%	16.3%	(3,582)	(22.3)%
Other income, net	(2,925)	(2,207)	(2.5)%	(2.3)%	(718)	32.5%
Total other expenses	9,526	13,826	8.2%	14.0%	(4,300)	(31.1)%
Income before income tax provision	9,887	4,140	8.4%	4.2%	5,747	138.8%
Income tax provision	3,214	1,320	2.7%	1.3%	1,894	143.5%
Net income	$6,673	$2,820	5.7%	2.9%	$3,853	136.6%

Service Revenue.    Service revenue increased slightly by $1.4 million, or 1.5%, to $99.5 million for the three months ended March 31, 2020 from $98.1 million for the three months ended March 31, 2019, representing 85.2% and 99.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue
Commercial Services	$61,242	$62,588	52.4%	63.6%	$(1,346)	(2.2)%
Government Solutions	38,255	35,482	32.8%	36.0%	2,773	7.8%
Total service revenue	$99,497	$98,070	85.2%	99.6%	$1,427	1.5%

Commercial Services service revenue decreased by $1.3 million, or 2.2%, from $62.6 million for the three months ended March 31, 2019 to $61.2 million for the three months ended March 31, 2020. This decrease was primarily due to COVID-19, which has had and continues to have a significant negative impact on the RAC industry beginning in March 2020. Reduced airline travel and widespread travel restrictions have resulted in increased rental cancellations and declining forward bookings. Our revenues from RAC customers are anticipated to decrease in 2020 as a result of COVID-19, and the full extent and duration of this impact is not yet known.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue increased by $2.8 million to $38.3 million for the three months ended March 31, 2020 from $35.5 million for the three months ended March 31, 2019. Our red-light photo enforcement service revenue declined $2.7 million during the three months ended March 31, 2020 compared to the same period in 2019. This was primarily due to a $1.9 million decline from the loss of certain Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The loss of most of our red-light programs in Texas will negatively impact our year-over-year service revenue comparison for the next quarter. The remaining decline resulted from the loss of several smaller programs and lower pricing per system. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. We discontinued our street light maintenance offering at the end of the first quarter of 2019, which resulted in a $0.8 million decrease for the three months ended March 31, 2020 compared to the same period in 2019. The street light maintenance offering was not part of our core business and did not meet our profitability criteria. These declines were offset by speed program revenue, which grew approximately $5.9 million in the three months ended March 31, 2020, compared to the same period in 2019, due to an increase in the total number of camera systems installed and higher average pricing.

There were an average of 5,002 active camera systems during the three months ended March 31, 2020 compared to an average of 4,604 for the three months ended March 31, 2019. The increase in camera systems was primarily due to the expansion of speed enforcement systems with existing customers and was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of Texas programs noted above.

Although COVID-19 did not cause a significant revenue decline in our Government Solutions segment during the first quarter of 2020, segment revenues were negatively affected beginning in March 2020 due to school closures and reduction in vehicle traffic as a result of stay-at-home orders in certain jurisdictions in which we operate. To the extent that these measures continue, we anticipate a negative impact in future quarters.

Product Sales.    Product sales of $17.2 million for the first quarter of 2020 include revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $16.8 million compared to $0.4 million in 2019 which was primarily driven by sales to a single customer that is currently expanding its existing school zone speed program.

Cost of Service Revenue.    Cost of service revenue decreased slightly quarter over quarter, from $1.4 million for the three months ended March 31, 2019 to $1.2 million for the three months ended March 31, 2020. This decline in cost is consistent with a slight decline in ancillary revenue generated from supporting red-light programs.

Cost of Product Sales.    Cost of product sales increased by $8.4 million from $0.3 million in the quarter ended March 31, 2019 to $8.7 million in the same period in 2020, and was consistent with the increase in product sales.

Operating Expenses.    Operating expenses increased by $2.9 million, or 10%, from $29.3 million for the three months ended March 31, 2019 to $32.2 million for the three months ended March 31, 2020. This increase was primarily due to increases in employee wages, subcontractor expenses and operational equipment costs. Operating expenses as a percentage of revenue decreased slightly from 29.8% to 27.6% for the three months ended March 31, 2019 and 2020, respectively. The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Operating expenses
Commercial Services	$16,530	$15,096	14.1%	15.3%	$1,434	9.5%
Government Solutions	15,509	14,038	13.3%	14.3%	1,471	10.5%
Total operating expenses before stock-based compensation	32,039	29,134	27.4%	29.6%	2,905	10.0%
Stock-based compensation	220	204	0.2%	0.2%	16	7.8%
Total operating expenses	$32,259	$29,338	27.6%	29.8%	$2,921	10.0%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $5.3 million to $25.9 million for the three months ended March 31, 2020 compared to $20.6 million for the same period in 2019. This increase was primarily related to a $5.4 million credit loss expense recorded during the period as a result of implementing the new CECL accounting standard, discussed further in the notes to the condensed consolidated financial statements. Stock-based compensation expense increased $0.6 million quarter over quarter which also contributed to this increase. Selling, general and administrative expenses as a percentage of revenue increased slightly from 20.9% to 22.2% for the three months ended March 31, 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Selling, general and administrative expenses
Commercial Services	$13,384	$10,762	11.5%	10.9%	$2,622	24.4%
Government Solutions	9,669	7,850	8.3%	8.0%	1,819	23.2%
Corporate	285	—	0.2%	—	285	n/a
Total selling, general and administrative expenses before stock-based compensation	23,338	18,612	20.0%	18.9%	4,726	25.4%
Stock-based compensation	2,548	1,939	2.2%	2.0%	609	31.4%
Total selling, general and administrative expenses	$25,886	$20,551	22.2%	20.9%	$5,335	26.0%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization and gain or loss on disposal of assets, net, increased slightly from $28.9 million for the three months ended March 31, 2019 to $29.2 million for the same period in 2020. The increase is primarily due to the increased amortization expense resulting from the Pagatelia acquisition included in the three months ended March 31, 2020 with no comparable amount in the prior year.

Interest Expense, Net.    Interest expense, net decreased by $3.5 million from $16.0 million for the three months ended March 31, 2019 to $12.5 million for the same period in 2020. This decrease is primarily as a result of lower interest rates coupled with the refinancing of our First Lien Term Loan (as defined and discussed below) in February 2020, which reduced our interest rate by 50 basis points, and interest income earned during 2020. See “—Liquidity and Capital Resources.”

Other Income, Net.    We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $2.9 million for the three months ended March 31, 2020, compared to $2.2 million for the three months ended March 31, 2019. This increase of $0.7 million was primarily due to the increased volume in purchasing card rebates and foreign currency transaction gains. Due to the decrease in tolling activity in the rental car industry as a result of COVID-19, we anticipate lower rebates in 2020.

Income Tax Provision.    Income tax provision increased by $1.9 million from $1.3 million, representing an effective tax rate of 31.9% for the three months ended March 31, 2019 to $3.2 million, representing an effective tax rate of 32.5% for the same period in 2020. The effective tax rate change was primarily due to an increase in certain permanent differences, including the limitation on the deductibility of executive compensation imposed by section 162(m) of the Internal Revenue Code, as amended, applied to an overall lower gross income.

Net Income.    We had net income of $6.7 million for the three months ended March 31, 2020, as compared to $2.8 million for the three months ended March 31, 2019. The increase in net income was primarily due to quarter over quarter growth in product sales revenue and a decrease in interest expense, net, as a result of refinancing our First Lien Term Loan in February 2020, which was partially offset by cost of product sales, credit loss expense from implementing a new accounting standard, and the increased income tax provision noted above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our 2018 Credit Facilities (as defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our availability to borrow under our Revolver (as defined below) will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, which may not be available to us on favorable terms, borrowings on our Revolver, equity financings or at all. See section entitled “Risk Factors.”

We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2020, we had $68.8 million available for borrowing, net of letters of credit, under our Revolver.

The following table sets forth certain captions indicated on our statements of cash flows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2020	2019
Net cash provided by operating activities	$14,841	$37,351
Net cash used in investing activities	(8,131)	(9,167)
Net cash used in financing activities	(23,084)	(2,313)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $22.6 million, from $37.4 million for the three months ended March 31, 2019 to $14.8 million for the three months ended March 31, 2020. Net income quarter over quarter increased by $3.9 million, from $2.8 million in 2019 to $6.7 million in 2020. Adjustments to reconcile net income to net cash provided by operations increased $4.6 million mainly due to a $5.4 million credit loss expense recorded as a result of implementing the CECL accounting standard.

The aggregate change in operating assets and liabilities was the primary reason for the decrease in cash provided by operating activities. We had an aggregate $31.0 million decrease quarter over quarter, driven primarily by an increase in accounts receivables due to the fixed speed and bus lane camera product sales, offset by a decrease in accounts payable and accrued liabilities due to the removal of the bonus accrual, the timing of a large payment to a tolling authority, and lower accruals and payables at the end of the period.

Cash Flows from Investing Activities

Cash used in investing activities was $8.1 million and $9.2 million for the three months ended March 31, 2020 and 2019, respectively, which was related to purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $23.1 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. The cash used in financing activities in 2020 increased as a result of a $19.7 million mandatory prepayment of excess cash flows we made pursuant to the terms of the First Lien Term Loan (as defined below), and costs associated with refinancing the First Lien Term Loan in February 2020.

Debt

In connection with an acquisition in 2018, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a wholly-owned subsidiary, entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan,” and together with the First Lien Term Loan, the “Term Loans”) and a Revolving Credit Facility Agreement (the “Revolver,” and together with the Term Loans, the “2018 Credit Facilities”) with a syndicate of lenders. The 2018 Credit Facilities initially provided for committed senior secured financing of $1.115 billion, consisting of an aggregate principal amount of $1.04 billion under the Term Loans and an aggregate revolving commitment of up to $75 million available for loans and letters of credit under the Revolver (subject to borrowing eligibility requirements as described below). In July 2018, we amended the First Lien Term Loan to expand the aggregate principal loan amount from $840 million to $910 million. The additional $70 million, along with funds contributed by Platinum Equity, LLC, were used to repay the $200 million Second Lien Term Loan in full contemporaneously with the closing of the Business Combination (see Note 1, Description of Business) on October 17, 2018.

On February 20, 2020, we refinanced the entire outstanding amount under the First Lien Term Loan, which reduced the previous applicable interest rate by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. The First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The First Lien Term Loan matures on February 28, 2025. As of March 31, 2020, the interest rate on the First Lien Term Loan was 4.24%.

In addition, the First Lien Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year, beginning with the year ending December 31, 2019), as set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

We made a $19.7 million mandatory prepayment of excess cash flow during the first quarter of fiscal 2020.

The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the refinancing of the First Lien Term Loan discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At March 31, 2020, we had no outstanding borrowings on the Revolver and availability to borrow under the Revolver was $68.8 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375%, and we are also required to pay participation and fronting fees at 1.38% on $6.2 million in outstanding letters of credit as of March 31, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At March 31, 2020, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

We recorded interest expense, including amortization of deferred financing costs and discounts, of $12.5 million and $16.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively. In connection with the refinancing of the First Lien Term Loan in February 2020, which the Company determined was to be accounted for as a modification, the Company incurred $0.8 million of lender fees which were capitalized as deferred financing costs and amortized over the remaining life of the First Lien Term Loan, and $0.2 million of legal fees that were expensed as Selling, general and administrative expenses on the condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as of March 31, 2020.

Critical Accounting Policies, Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets, goodwill and installation and service parts, the allowance for credit loss, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Refer to our 2019 Annual Report on Form 10-K for our critical accounting policies, estimates and judgments.

Recent Accounting Pronouncements

For discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the First Lien Term Loan described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the First Lien Term Loan, which has an outstanding balance of $872.5 million at March 31, 2020. We refinanced the First Lien Term Loan on February 20, 2020 which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At March 31, 2020, the interest rate on the First Lien Term Loan was 4.24%. Based on the March 31, 2020 balance outstanding, each 1% movement in interest rates will result in an approximately $8.7 million change in annual interest expense.

We have not engaged in any hedging activities during the three months ended March 31, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2020 and, based on their evaluation, have concluded the controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of our 2020 fiscal year.

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 includes a discussion of our risk factors. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Our business and results of operations may be adversely affected by the recent COVID-19 pandemic.

On March 11, 2020, the World Health Organization designated the novel coronavirus (“COVID-19”) a pandemic. COVID-19 has caused severe disruption to the global economy. In the United States and around the world, many federal, state and local governments have issued stay-at-home orders aimed at minimizing the spread of the virus. As a result of these orders, the Company has shifted most of its workforce to remote operations and has implemented changes in its physical locations to ensure social distancing. While the Company has not experienced any significant disruptions in its operations to date, these measures may result in decreases in productivity, an increased risk of information security breaches and delays in responses to our customers, which could harm customer relations and adversely impact our business. COVID-19 may also cause us to temporarily suspend or ultimately forego strategic acquisitions, business initiatives or expansions into new markets. Also, our existing customers may seek to terminate or renegotiate their contracts with us or seek pricing concessions as a result of changes in their business needs or financial condition. In addition, certain of our customers have reduced their operations during the pandemic, and government restrictions could further restrict our operations or result in supply chain interruptions in the future. We cannot predict the duration or full impact of COVID-19 on our business and results of operations.

The COVID-19 pandemic has adversely affected, and could have a material adverse effect on, our revenues from key customers in the rental car industry, on which our Commercial Services segment is dependent, and from photo enforcement programs in our Government Solutions segment.

Our Commercial Services segment is dependent on certain key customers, including those in the rental car company (“RAC”) industry, such as The Hertz Corporation, Avis Budget Group, Inc. and Enterprise Holdings, Inc. COVID-19 has had and continues to have a significant negative impact on the RAC industry. Reduced airline travel and widespread travel restrictions have resulted in increased rental cancellations and declining forward bookings. Our revenues from RAC customers are expected to decrease in 2020 as a result of COVID-19, which could have a material adverse effect on our business, financial condition and results of operations. The full extent and duration of this impact on the RAC industry and the rental volume of our key RAC customers cannot be predicted at this time.

In our Government Solutions segment, school closures resulting from the COVID-19 pandemic have negatively impacted revenues from our school bus stop arm camera and school zone speed camera products. More generally, reductions in vehicle traffic as a result of stay-at-home orders in jurisdictions where we operate photo enforcement programs, as well as declines in payment rates for photo enforcement tickets, have caused service revenue in our Government Solutions segment to decrease. Continued decreases in service revenue in our Government Solutions segment could have a material adverse effect on our business, financial condition and results of operations. COVID-19 is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope or severity of such impacts in each of the jurisdictions in which we operate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	Amendment No. 2 to First Lien Term Loan Credit Agreement dated as of February 20, 2020, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., Lasercraft, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	February 25, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: May 11, 2020	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)