Form 10-Q
period 2020-06-30
VERRA MOBILITY Corp
filed 2020-08-06
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 161,736,615 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2020

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, Part II, Item 1A, “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Forward-looking statements are subject to inherent risks and uncertainties. Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•	disruption to our business and results of operations as a result of the novel coronavirus (“COVID-19”) pandemic;
•	the impact of the COVID-19 pandemic on our revenues from key customers in the rental car industry and from photo enforcement programs;
•	historical data regarding our business, results of operations, financial condition and liquidity may not reflect the impact of COVID-19;
•	customer concentration in our Commercial Services and Government Solutions segments;
•	decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling;
•	risks and uncertainties related to our government contracts, including legislative changes, termination rights, audits and investigations;
•	decreased interest in outsourcing from our customers;
•	our ability to properly perform under our contracts and otherwise satisfy our customers;
•	our ability to compete in a highly competitive and rapidly evolving market;
•	our ability to keep up with technological developments and changing customer preferences;
•	the success of our new products and changes to existing products and services;
•	our ability to successfully integrate our recent or future acquisitions; and
•	failures in or breaches of our networks or systems, including as a result of cyber-attacks.

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

Part I—Financial Information

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands except per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$113,239	$131,513
Restricted cash	711	917
Accounts receivable (net of allowance for credit loss of $12.9 million at June 30, 2020)	125,252	93,514
Unbilled receivables	12,532	20,003
Prepaid expenses and other current assets	18,964	26,491
Total current assets	270,698	272,438
Installation and service parts, net	8,672	8,841
Property and equipment, net	73,604	72,266
Operating lease assets	30,933	32,177
Intangible assets, net	386,363	434,443
Goodwill	581,615	584,150
Other non-current assets	3,237	3,111
Total assets	$1,355,122	$1,407,426
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,346	$50,825
Accrued liabilities	19,570	25,277
Current portion of long-term debt	9,104	28,779
Total current liabilities	65,020	104,881
Long-term debt, net of current portion and deferred financing costs	834,317	837,686
Operating lease liabilities, net of current portion	29,240	30,130
Payable to related party pursuant to tax receivable agreement	65,620	61,174
Asset retirement obligation	6,237	6,309
Deferred tax liabilities, net	22,691	25,716
Other long-term liabilities	247	2,183
Total liabilities	1,023,372	1,068,079
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	36,575	54,862
Additional paid-in capital	391,240	367,266
Accumulated deficit	(89,629)	(80,220)
Accumulated other comprehensive loss	(6,452)	(2,577)
Total stockholders' equity	331,750	339,347
Total liabilities and stockholders' equity	$1,355,122	$1,407,426

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Service revenue	$62,815	$103,057	$162,312	$201,127
Product sales	16,994	6,518	34,210	6,909
Total revenue	79,809	109,575	196,522	208,036
Cost of service revenue	1,013	1,613	2,232	3,002
Cost of product sales	9,060	2,918	17,750	3,194
Operating expenses	26,699	31,795	58,958	61,133
Selling, general and administrative expenses	20,821	20,865	46,707	41,416
Depreciation, amortization and (gain) loss on disposal of assets, net	29,166	28,850	58,412	57,791
Impairment of property and equipment	—	5,898	—	5,898
Total costs and expenses	86,759	91,939	184,059	172,434
(Loss) income from operations	(6,950)	17,636	12,463	35,602
Interest expense, net	9,539	15,656	21,990	31,689
Loss from tax receivable agreement adjustment	4,446	—	4,446	—
Other income, net	(1,523)	(3,345)	(4,448)	(5,552)
Total other expenses	12,462	12,311	21,988	26,137
(Loss) income before income tax (benefit) provision	(19,412)	5,325	(9,525)	9,465
Income tax (benefit) provision	(4,024)	1,734	(810)	3,054
Net (loss) income	$(15,388)	$3,591	$(8,715)	$6,411
Other comprehensive loss:
Change in foreign currency translation adjustment	(508)	(1,396)	(3,875)	(72)
Total comprehensive (loss) income	$(15,896)	$2,195	$(12,590)	$6,339
Net (loss) income per share:
Basic	$(0.10)	$0.02	$(0.05)	$0.04
Diluted	$(0.10)	$0.02	$(0.05)	$0.04
Weighted average shares used in per share calculation:
Basic outstanding	161,710	157,846	161,317	156,956
Diluted outstanding	161,710	161,977	161,317	159,223

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2020
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	159,150	$16	$54,862	$367,266	$(80,220)	$(2,577)	$339,347
Net income	—	—	—	—	6,673	—	6,673
Cumulative effect of adoption of the CECL accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of restricted stock units ("RSUs")	42	—	—	—	—	—	—
Payment of employee tax withholding related to RSU vesting	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	2,768	—	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	(3,367)	(3,367)
Balance as of March 31, 2020	161,692	16	36,575	387,994	(74,241)	(5,944)	344,400
Net loss	—	—	—	—	(15,388)	—	(15,388)
Vesting of RSUs	45	—	—	—	—	—	—
Payment of employee tax withholding related to RSU vesting	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	3,271	—	—	3,271
Other comprehensive loss, net of tax	—	—	—	—	—	(508)	(508)
Balance as of June 30, 2020	161,737	$16	$36,575	$391,240	$(89,629)	$(6,452)	$331,750

For the Three and Six Months Ended June 30, 2019

Balance as of December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	2,820	—	2,820
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(6,205)	—	—	(6,205)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Stock-based compensation	—	—	—	2,143	—	—	2,143
Other comprehensive gain	—	—	—	—	—	1,324	1,324
Balance as of March 31, 2019	156,057	16	73,150	346,895	(110,743)	(4,497)	304,821
Net income	—	—	—	—	3,591	—	3,591
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of RSUs	53	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,812	—	—	2,812
Other comprehensive loss	—	—	—	—	—	(1,396)	(1,396)
Balance as of June 30, 2019	158,610	$16	$54,862	$367,995	$(107,152)	$(5,893)	$309,828

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(8,715)	$6,411
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,409	57,804
Amortization of deferred financing costs and discounts	2,106	3,589
Impairment of property and equipment	—	5,898
Loss from tax receivable agreement adjustment	4,446	—
Credit loss expense	10,723	2,736
Deferred income taxes	(2,496)	(11,568)
Stock-based compensation	6,039	4,955
Installation and service parts expense	559	643
Accretion expense	129	183
Loss (gain) on disposal of assets	3	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(43,183)	(21,433)
Unbilled receivables	7,476	(616)
Prepaid expenses and other current assets	7,979	(4,199)
Accounts payable and accrued liabilities	(17,863)	5,224
Other liabilities	(3,069)	(3,833)
Net cash provided by operating activities	22,543	45,781
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(14,301)	(14,192)
Cash proceeds from the sale of assets	49	14
Net cash used in investing activities	(14,252)	(14,178)
Cash Flows from Financing Activities:
Repayment of long-term debt	(24,227)	(4,552)
Payment of debt issuance costs	(922)	(152)
Payment of employee tax withholding related to RSU vesting	(352)	—
Net cash used in financing activities	(25,501)	(4,704)
Effect of exchange rate changes on cash and cash equivalents	(1,270)	10
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,480)	26,909
Cash, cash equivalents and restricted cash - beginning of period	132,430	67,081
Cash, cash equivalents and restricted cash - end of period	$113,950	$93,990

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental cash flow information:
Interest paid	$20,201	$28,144
Income taxes paid, net	1,135	15,448
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	—	2,940
Gores equity infusion working capital adjustment payable to related party	—	6,205
Earn-out shares issued to Platinum Stockholder	18,287	18,288
Additions to ARO, property and equipment, and other	41	143
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	3,238	4,269

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

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies and state and local governments. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating segments: Commercial Services and Government Solutions (see Note 16).

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. The Company adopted the ASU as of January 1, 2020 and followed the one-step method in evaluating potential goodwill impairment for the first and second quarters of fiscal 2020, refer to Note 6, Goodwill and Intangible Assets. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued certain amendments within ASU 2019-04, ASU 2019-05 and ASU 2019-11, respectively. The guidance replaced the incurred loss impairment model and applies a new model, current expected credit losses (“CECL”), that requires entities to estimate expected credit losses measured over the contractual life of an instrument that consider supportable forecasts of future economic conditions in addition to information about past events and current conditions. An entity is required to measure and record an allowance for credit loss upon initial recognition of a financial asset, and present in-scope assets at amortized cost net of the amount expected to be collected. Under legacy GAAP, the Company recognized credit losses on trade receivables when it was probable that a loss has been incurred.

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

Accounts receivable are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable have normal trade terms less than one year and are initially stated at the amounts billed to the customers. Accounts receivable are subsequently measured at amortized cost net of allowance for credit loss. As part of its analysis for implementation of the CECL standard as of January 1, 2020, the Company reviewed historical loss rates, customer payment trends and collection rates on customer balances. Estimated loss rates were developed using historical credit loss experience, adjusted for future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates.

The Company identified portfolio segments based on type of business, industry in which the customer operates and historical credit loss patterns. The following presents by portfolio segment Accounts receivable, net and the activity in the Allowance for credit loss for the six months ended June 30, 2020:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Accounts Receivable, Net at January 1, 2020 (2)	$9,793	$51,158	$31,744	$92,695

Allowance for credit loss at January 1, 2020 (2)	$5,272	$1,406	$1,778	$8,456
Credit loss expense	2,744	6,256	1,723	10,723
Write-offs, net of recoveries	(5,449)	(334)	(466)	(6,249)
Allowance for credit loss at June 30, 2020	$2,567	$7,328	$3,035	$12,930

Accounts Receivable, Net at June 30, 2020	$7,926	$48,934	$68,392	$125,252

(1)

Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

(2)	This includes a $0.8 million increase to Allowance for credit loss as a result of adopting the CECL standard.

The estimated credit loss expense for the six months ended June 30, 2020 includes a specific provision of $3.5 million for accounts receivable due from one of our Commercial Services (All other) customers who filed for Chapter 11 bankruptcy.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue and accounts receivable. Revenue from one of the Government Solutions customers as a percent of total revenue is presented below for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
City of New York Department of Transportation	40.5%	12.4%	31.6%	10.4%

The City of New York Department of Transportation represents 42.2% of accounts receivable, net as of June 30, 2020. Significant customer revenue generated through the Company’s Commercial Services partners as a percent of total revenue is presented below for the three and six months ended June 30, 2020 and 2019, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Hertz Corporation	(1)	19.6%	13.0%	19.0%
Avis Budget Group, Inc.	(1)	16.5%	(1)	13.1%
Enterprise Holdings, Inc.	(1)	13.5%	(1)	13.7%

(1)	Customer revenue for the period was below 10% of total revenue.

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2020	December 31, 2019
Prepaid tolls	$7,947	$10,116
Deposits	3,345	3,642
Prepaid services	3,176	5,201
Prepaid computer maintenance	2,559	2,923
Prepaid insurance	841	1,485
Photo enforcement equipment held for sale	416	1,410
Prepaid income taxes	230	1,025
Other	450	689
Total prepaid expenses and other current assets	$18,964	$26,491

6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2019	$424,404	$159,746	$584,150
Foreign currency translation adjustment	(2,535)	—	(2,535)
Balance at June 30, 2020	$421,869	$159,746	$581,615

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2020			December 31, 2019
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.9 years	$32,067	$24,209	1.5 years	$32,127	$19,106
Non-compete agreements	2.5 years	62,555	31,119	3.0 years	62,549	24,834
Customer relationships	6.4 years	365,368	103,204	6.9 years	366,533	82,903
Developed technology	2.8 years	165,520	80,615	3.3 years	165,708	65,631
Gross carrying value of intangible assets		625,510	$239,147		626,917	$192,474
Less: accumulated amortization		(239,147)			(192,474)
Intangible assets, net		$386,363			$434,443

Amortization expense was $23.5 million and $23.1 million for the three months ended June 30, 2020 and 2019, respectively, and was $47.1 million and $46.3 million for the six months ended June 30, 2020 and 2019, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2020	$46,823
2021	85,379
2022	80,654
2023	52,157
2024	41,671
Thereafter	79,679
Total	$386,363

Interim Goodwill Impairment Review

During the fourth quarter of each fiscal year, we perform our annual goodwill impairment test for each of our reporting units. Our reporting units are the same as our two reportable segments (Government Solutions and Commercial Services). We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. Potential impairment indicators include, but are not limited to, (i) a deterioration of the business environments in which we operate; (ii) downward revisions to internal forecasts, and the magnitude thereof, if any; and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

During the first half of fiscal 2020, our market capitalization declined significantly compared to December 31, 2019. Over the same period, the equity value of our key Commercial Services customers, our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. These declines were driven by the uncertainty surrounding the outbreak of the novel coronavirus (“COVID-19”) and other macroeconomic events. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020 and updated as of June 30, 2020.

Based upon the results of our interim impairment tests, we concluded that the fair values of the Government Solutions and Commercial Services reporting units exceeded their carrying value. The current economic conditions due to COVID-19 are still evolving and any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in a future goodwill impairment charge, which could be material.

7.	Impairment of Other Long-lived Assets

The Company reviews its other long-lived assets for impairment (including intangible assets with finite useful lives) whenever events or circumstances indicate that the carrying value of an asset may not be fully recoverable. The Company assesses recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the assets with their carrying value. If the carrying value of the assets exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value of the assets and their carrying value. At June 30, 2020, the Company performed a qualitative assessment and concluded that there is no impairment, as the fair values of the asset groups exceeded their respective carrying amounts.

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

8.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2020	December 31, 2019
Accrued salaries and wages	$4,228	$10,319
Current portion of related party TRA liability	4,636	5,730
Current portion of operating lease liabilities	2,933	2,970
Advanced deposits payable	2,435	2,875
Income taxes payable	1,952	348
Restricted cash due to customers	711	917
Accrued sales commissions	480	612
Accrued interest payable	173	210
Other	2,022	1,296
Total accrued liabilities	$19,570	$25,277

9.	Debt

The following table provides a summary of the Company’s debt at:

($ in thousands)	June 30, 2020	December 31, 2019
First Lien Term Loan, due February 28, 2025	$870,194	$894,421
Less: original issue discounts	(4,469)	(4,778)
Less: unamortized deferred financing costs	(22,304)	(23,178)
Total debt	843,421	866,465
Less: current portion of long-term debt	(9,104)	(28,779)
Total long-term debt, net of current portion	$834,317	$837,686

In connection with an acquisition in 2018, VM Consolidated, Inc., a wholly-owned subsidiary of the Company, entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan”), (collectively the “Term Loans”) and a Revolving Credit Facility Agreement (the “Revolver”) with a syndicate of lenders (collectively, the “2018 Credit Facilities”). The 2018 Credit Facilities initially provided for committed senior secured financing of $1.115 billion, consisting of the Term Loans in an aggregate principal amount of $1.04 billion and the Revolver available for loans and letters of credit with an aggregate revolving commitment of up to $75 million (subject to borrowing eligibility requirements as described below). In July 2018, the Company amended the First Lien Term Loan to expand the aggregate principal loan amount from $840 million to $910 million. The additional $70 million along with funds contributed by Platinum Equity, LLC were used to repay the $200 million Second Lien Term Loan in full contemporaneously with the close of the Business Combination on October 17, 2018.

The First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The First Lien Term Loan matures on February 28, 2025. The Company refinanced the entire outstanding amount under the First Lien Term Loan on February 20, 2020 which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of June 30, 2020, the interest rate on the First Lien Term Loan was 3.6%.

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

The Company made a $19.7 million mandatory prepayment of excess cash flow during the first quarter of fiscal 2020, which was classified as current portion of long-term debt in the condensed consolidated balance sheet at December 31, 2019.

The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the refinancing of the First Lien Term Loan discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At June 30, 2020, the Company had no outstanding borrowings on the Revolver and availability to borrow under the Revolver was $68.7 million, net of $6.3 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375%, and the Company is also required to pay participation and fronting fees at 1.38% on $6.3 million in outstanding letters of credit as of June 30, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At June 30, 2020, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $9.5 million and $15.7 million for the three months ended June 30, 2020 and 2019, respectively, and $22.0 million and $31.7 million for the six months ended June 30, 2020 and 2019, respectively.

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

The weighted average effective interest rates on the Company’s outstanding borrowing under the 2018 Credit Facilities were 3.6% and 5.5% at June 30, 2020 and December 31, 2019, respectively.
10.	Fair Value of Financial Instruments

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s First Lien Term Loan as of June 30, 2020 and December 31, 2019 was categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of debt is as follows:

	Level in	June 30, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total debt	2	$843,421	$839,737	$866,465	$905,601

11.	Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net (loss) income per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The components of basic and diluted net (loss) income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net (loss) income	$(15,388)	$3,591	$(8,715)	$6,411
Denominator:
Weighted average shares - basic	161,710	157,846	161,317	156,956
Common stock equivalents	—	4,131	—	2,267
Weighted average shares - diluted	161,710	161,977	161,317	159,223
Net (loss) income per share - basic	$(0.10)	$0.02	$(0.05)	$0.04
Net (loss) income per share - diluted	$(0.10)	$0.02	$(0.05)	$0.04
Antidilutive shares excluded from diluted net (loss) income per share (1):
Contingently issuable shares (2)	5,000	8,214	5,000	9,107
Warrants	20,000	—	20,000	10,000
Non-qualified stock options	699	—	699	—
Performance share units	116	—	116	—
Restricted stock units	3,377	—	3,377	43
Total antidilutive shares excluded	29,192	8,214	29,192	19,150

(1)

These amounts represent the total antidilutive shares outstanding for the three and six months ended June 30, 2020 and the weighted average antidilutive shares for the three and six months ended June 30, 2019.

(2)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 14, Related Party Transactions.

12.	Income Taxes

Our interim income tax (benefit) provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that period. The estimated annual effective tax rate requires judgment and is dependent upon several factors. We provide for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

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

In December 2019, COVID-19 emerged in China and has since spread throughout the world causing severe disruption to the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company applied certain articles of the CARES Act in the interim income tax (benefit) provision, including the increased interest deduction allowed up to 50 percent of adjusted taxable income for tax years 2019 and 2020. In addition, the Company delayed the employer-side of the FICA payments until 2021. The Company will continue to assess other aspects of the CARES Act and will account for them accordingly, if applicable.

Our effective income tax rate was 20.7% and 32.6% for the three months ended June 30, 2020 and 2019, respectively, and 8.5% and 32.3% for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate change was primarily due to lower pre-tax income in the current year, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current year.

The total amount of unrecognized tax benefits decreased by $0.9 million during fiscal 2020 primarily from the statute expiration of prior year tax positions. As of June 30, 2020, the total amount of unrecognized tax benefits was $0.8 million, of which $0.7 million would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2020, we had less than $0.1 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2016 to 2019. The Company’s state income tax returns are under examination by certain states for tax years 2015 to 2017, and other state income tax returns are subject to examination for tax years 2014 to 2019. Tax returns for years prior to 2014 remain open in a number of states due to tax attributes generated but not yet utilized. The Company regularly assesses the likelihood of additional tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
13.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Operating expenses	$294	$272	$514	$476
Selling, general and administrative expenses	2,977	2,540	5,525	4,479
Total stock-based compensation expense	$3,271	$2,812	$6,039	$4,955

14.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a tax receivable agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight Holding II Corporation as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from an acquisition by the Company prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company made adjustments to this amount.

At June 30, 2020, the Company recorded a $4.4 million increase to the Payable related to tax receivable agreement with an offsetting charge to Loss from tax receivable agreement adjustment in the condensed consolidated statements of operations for the three and six months ended June 30, 2020. The adjustment reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment. At June 30, 2020, the TRA was approximately $70.2 million of which $4.6 million was the current portion included in Accrued liabilities and $65.6 million included in Payable related to tax receivable agreement on the condensed consolidated balance sheets.

Earn-Out Agreement

Under the Merger Agreement, the Platinum Stockholder is entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”).

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of June 30, 2020. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five year term. This was initially recorded as a distribution to shareholders and was presented as Common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from Common stock contingent consideration to Common stock and Additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be cancelled.

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
15.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $6.3 million at June 30, 2020.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at June 30, 2020 were $16.0 million.

The Company is subject to tax audits in the normal course of business and does not have material contingencies recorded related to such audits.

Customer Guarantee

In the ordinary course of business, the Company occasionally employs contract terms that mitigate the customer’s risk of aggregate revenue decline in connection with the customer’s adoption of additional or changes to service models within its existing portfolio. These agreements require the customer to satisfy numerous conditions to trigger payment, including volume metrics and other operational requirements. The Company has one such guarantee outstanding for the one-year period ending March 31, 2021. At June 30, 2020, the Company has concluded that the likelihood of making payment under this guarantee is remote, and consequently no liability or corresponding contra revenue has been recorded in the Company’s financial statements.

Exit Activities

We commenced exit activities related to severance and other employee separation costs during the three and six months ended June 30, 2020. We accrued $0.5 million as of June 30, 2020, of which $0.4 million related to the Commercial Services segment and the remaining related to the Government Solutions segment. The Company expects to pay the amount before the end of fiscal 2020.

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
16.	Segment Reporting

The Company has two operating and reportable segments, Commercial Services and Government Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these two segments.

Segment performance is based on revenues and (loss) income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and is inclusive of other income, net. The tables below refer to this measure as Segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling transactions and is therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$27,272	$35,543	$—	$62,815
Product sales	—	16,994	—	16,994
Total revenue	27,272	52,537	—	79,809
Cost of service revenue	646	367	—	1,013
Cost of product sales	—	9,060	—	9,060
Operating expenses	10,750	15,655	—	26,405
Selling, general and administrative expenses	10,191	7,150	503	17,844
Other income, net	(1,507)	(16)	—	(1,523)
Segment profit (loss)	$7,192	$20,321	$(503)	$27,010
Segment profit (loss)	$7,192	$20,321	$(503)	$27,010
Depreciation and amortization	—	—	29,159	29,159
Loss on disposal of assets, net	5	2	—	7
Loss from tax receivable agreement adjustment	—	—	4,446	4,446
Stock-based compensation	—	—	3,271	3,271
Interest expense, net	—	—	9,539	9,539
Income (loss) before income tax benefit	$7,187	$20,319	$(46,918)	$(19,412)

	For the Three Months Ended June 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$68,091	$34,966	$—	$103,057
Product sales	—	6,518	—	6,518
Total revenue	68,091	41,484	—	109,575
Cost of service revenue	915	698	—	1,613
Cost of product sales	—	2,918	—	2,918
Operating expenses	16,722	14,801	—	31,523
Selling, general and administrative expenses	9,629	7,561	1,135	18,325
Other income, net	(3,308)	(37)	—	(3,345)
Segment profit (loss)	$44,133	$15,543	$(1,135)	$58,541
Segment profit (loss)	$44,133	$15,543	$(1,135)	$58,541
Depreciation and amortization	—	—	28,865	28,865
Gain on disposal of assets, net	—	(15)	—	(15)
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	2,812	2,812
Interest expense, net	—	—	15,656	15,656
Income (loss) before income tax provision	$44,133	$9,660	$(48,468)	$5,325

	For the Six Months Ended June 30, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$88,514	$73,798	$—	$162,312
Product sales	—	34,210	—	34,210
Total revenue	88,514	108,008	—	196,522
Cost of service revenue	1,453	779	—	2,232
Cost of product sales	—	17,750	—	17,750
Operating expenses	27,280	31,164	—	58,444
Selling, general and administrative expenses	23,575	16,819	788	41,182
Other income, net	(4,396)	(52)	—	(4,448)
Segment profit (loss)	$40,602	$41,548	$(788)	$81,362
Segment profit (loss)	$40,602	$41,548	$(788)	$81,362
Depreciation and amortization	—	—	58,409	58,409
Loss (gain) on disposal of assets, net	5	(2)	—	3
Loss from tax receivable agreement adjustment	—	—	4,446	4,446
Stock-based compensation	—	—	6,039	6,039
Interest expense, net	—	—	21,990	21,990
Income (loss) before income tax benefit	$40,597	$41,550	$(91,672)	$(9,525)

	For the Six Months Ended June 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$130,679	$70,448	$—	$201,127
Product sales	—	6,909	—	6,909
Total revenue	130,679	77,357	—	208,036
Cost of service revenue	1,779	1,223	—	3,002
Cost of product sales	—	3,194	—	3,194
Operating expenses	31,818	28,839	—	60,657
Selling, general and administrative expenses	20,391	15,411	1,135	36,937
Other income, net	(5,478)	(74)	—	(5,552)
Segment profit (loss)	$82,169	$28,764	$(1,135)	$109,798
Segment profit (loss)	$82,169	$28,764	$(1,135)	$109,798
Depreciation and amortization	—	—	57,804	57,804
Gain on disposal of assets, net	—	(13)	—	(13)
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	4,955	4,955
Interest expense, net	—	—	31,689	31,689
Income (loss) before income tax provision	$82,169	$22,879	$(95,583)	$9,465

17.	Guarantor/Non-Guarantor Financial Information

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

The following financial information presents the condensed consolidated balance sheets as of June 30, 2020 and the related condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and condensed consolidated statements of cash flows for the six months ended June 30, 2020 for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at June 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$98,566	$14,673	$—	$113,239
Restricted cash	—	711	—	—	711
Accounts receivable (net of allowance for credit loss of $12.9 million )	—	122,373	2,879	—	125,252
Unbilled receivables	—	12,244	288	—	12,532
Investment in subsidiary	162,491	73,069	—	(235,560)	—
Prepaid expenses and other current assets	—	16,655	2,309	—	18,964
Total current assets	162,491	323,618	20,149	(235,560)	270,698
Installation and service parts, net	—	8,672	—	—	8,672
Property and equipment, net	—	69,987	3,617	—	73,604
Operating lease assets	—	30,588	345	—	30,933
Intangible assets, net	—	360,280	26,083	—	386,363
Goodwill	—	524,766	56,849	—	581,615
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	3,223	14	—	3,237
Total assets	$331,750	$1,321,134	$107,057	$(404,819)	$1,355,122
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$26,229	$10,117	$—	$36,346
Accrued liabilities	—	16,546	3,024	—	19,570
Current portion of long-term debt	—	9,104	—	—	9,104
Total current liabilities	—	51,879	13,141	—	65,020
Long-term debt, net of current portion and deferred financing costs	—	834,317	—	—	834,317
Operating lease liabilities, net of current portion	—	29,070	170	—	29,240
Payable to related party pursuant to tax receivable agreement	—	65,620	—	—	65,620
Due to affiliates	—	153,369	15,890	(169,259)	—
Asset retirement obligation	—	6,237	—	—	6,237
Deferred tax liabilities, net	—	17,904	4,787	—	22,691
Other long-term liabilities	—	247	—	—	247
Total liabilities	—	1,158,643	33,988	(169,259)	1,023,372
Total stockholders' equity	331,750	162,491	73,069	(235,560)	331,750
Total liabilities and stockholders' equity	$331,750	$1,321,134	$107,057	$(404,819)	$1,355,122

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended June 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$59,784	$3,031	$—	$62,815
Product sales	—	16,994	—	—	16,994
Total revenue	—	76,778	3,031	—	79,809
Cost of service revenue	—	451	562	—	1,013
Cost of product sales	—	9,060	—	—	9,060
Operating expenses	—	24,926	1,773	—	26,699
Selling, general and administrative expenses	—	19,649	1,172	—	20,821
Depreciation, amortization and (gain) loss on disposal of assets, net	—	27,876	1,290	—	29,166
Total costs and expenses	—	81,962	4,797	—	86,759
Loss from operations	—	(5,184)	(1,766)	—	(6,950)
Loss from equity investment	15,388	1,521	—	(16,909)	—
Interest expense, net	—	9,540	(1)	—	9,539
Loss from tax receivable agreement adjustment	—	4,446	—	—	4,446
Other income, net	—	(1,494)	(29)	—	(1,523)
Total other expenses (income)	15,388	14,013	(30)	(16,909)	12,462
Loss before income tax benefit	(15,388)	(19,197)	(1,736)	16,909	(19,412)
Income tax benefit	—	(3,809)	(215)	—	(4,024)
Net loss	$(15,388)	$(15,388)	$(1,521)	$16,909	$(15,388)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(508)	—	(508)
Total comprehensive loss	$(15,388)	$(15,388)	$(2,029)	$16,909	$(15,896)

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Six Months Ended June 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$155,434	$6,878	$—	$162,312
Product sales	—	34,210	—	—	34,210
Total revenue	—	189,644	6,878	—	196,522
Cost of service revenue	—	1,119	1,113	—	2,232
Cost of product sales	—	17,750	—	—	17,750
Operating expenses	—	55,504	3,454	—	58,958
Selling, general and administrative expenses	—	43,624	3,083	—	46,707
Depreciation, amortization and (gain) loss on disposal of assets, net	—	55,871	2,541	—	58,412
Total costs and expenses	—	173,868	10,191	—	184,059
Income (loss) from operations	—	15,776	(3,313)	—	12,463
Loss from equity investment	8,715	2,828	—	(11,543)	—
Interest expense, net	—	22,002	(12)	—	21,990
Loss from tax receivable agreement adjustment	—	4,446	—	—	4,446
Other income, net	—	(4,381)	(67)	—	(4,448)
Total other expenses (income)	8,715	24,895	(79)	(11,543)	21,988
Loss before income tax benefit	(8,715)	(9,119)	(3,234)	11,543	(9,525)
Income tax benefit	—	(404)	(406)	—	(810)
Net loss	$(8,715)	$(8,715)	$(2,828)	$11,543	$(8,715)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(3,875)	—	(3,875)
Total comprehensive loss	$(8,715)	$(8,715)	$(6,703)	$11,543	$(12,590)

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(8,715)	$(8,715)	$(2,828)	$11,543	$(8,715)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	55,873	2,536	—	58,409
Amortization of deferred financing costs and discounts	—	2,106	—	—	2,106
Loss from tax receivable agreement adjustment	—	4,446	—	—	4,446
Credit loss expense	—	10,723	—	—	10,723
Deferred income taxes	—	(1,869)	(627)	—	(2,496)
Stock-based compensation	—	6,039	—	—	6,039
Installation and service parts expense	—	559	—	—	559
Accretion expense	—	129	—	—	129
(Gain) loss on disposal of assets	—	(2)	5	—	3
Loss from equity investment	8,715	2,828	—	(11,543)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(44,969)	1,786	—	(43,183)
Unbilled receivables	—	7,073	403	—	7,476
Prepaid expenses and other current assets	—	8,008	(29)	—	7,979
Accounts payable and accrued liabilities	—	(13,865)	(3,998)	—	(17,863)
Due to affiliates	—	(2,027)	2,027	—	—
Other liabilities	—	(3,069)	—	—	(3,069)
Net cash provided by (used in) operating activities	—	23,268	(725)	—	22,543
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(12,825)	(1,476)	—	(14,301)
Cash proceeds from the sale of assets	—	49	—	—	49
Net cash used in investing activities	—	(12,776)	(1,476)	—	(14,252)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(24,227)	—	—	(24,227)
Payment of debt issuance costs	—	(922)	—	—	(922)
Payment of employee tax withholding related to RSU vesting	—	(352)	—	—	(352)
Net cash used in financing activities	—	(25,501)	—	—	(25,501)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,270)	—	(1,270)
Net decrease in cash, cash equivalents and restricted cash	—	(15,009)	(3,471)	—	(18,480)
Cash, cash equivalents and restricted cash - beginning of period	—	114,286	18,144	—	132,430
Cash, cash equivalents and restricted cash - end of period	$—	$99,277	$14,673	$—	$113,950

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2020

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$20,201	$—	$—	$20,201
Income taxes paid, net	—	826	309	—	1,135
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	—	—	—	18,287
Additions to ARO, property and equipment, and other	—	41	—	—	41
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	3,238	—	—	3,238

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K for the year ended December 31, 2019 and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Recent Events Affecting Our Operating Results

In December 2019, a novel coronavirus (“COVID-19”) emerged in China and has since spread throughout the world. The World Health Organization declared COVID-19 a pandemic in March 2020, and it continues to significantly disrupt the global economy. In the United States and abroad, many federal, state and local governments have instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. We expect that COVID-19 will continue to have a significant negative impact on the global economy and travel industry, including rental car companies (“RACs”).

Revenues from RACs in our Commercial Services segment have decreased significantly in the first half of fiscal 2020 as a result of reduced airline travel and widespread travel restrictions related to COVID-19. Our RAC customers are experiencing increased rental cancellations and declining forward bookings, and many are actively reducing fleet sizes in response to the decline in customer demand. On May 22, 2020, The Hertz Corporation (“Hertz”), one of our key Commercial Services customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the United States Bankruptcy Court for the District of Delaware. The full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. These trends have had, and are expected to continue to have, a significant negative effect on revenues in our Commercial Services segment.

In our Government Solutions segment, school closures resulting from the COVID-19 pandemic have negatively impacted revenues from our school bus stop arm camera and school zone speed camera products. More generally, reductions in vehicle traffic as a result of stay-at-home orders in jurisdictions where we operate photo enforcement programs, as well as temporary inactivity of school zone speed cameras and payment rates for photo enforcement tickets, have negatively impacted service revenue in our Government Solutions segment. We cannot predict the duration or full impact of COVID-19 on our overall business and results of operations at this time, but we expect the impact to continue into the third quarter of 2020.

As a precautionary measure taken in response to COVID-19, we shifted most of our workforce to remote operations in March 2020 and we have implemented changes in our physical locations to ensure social distancing. We have not experienced any significant disruptions in our operations as a result of these measures.

In light of the extraordinary impact of COVID-19 and related containment measures on the global economy and our business, prior trends in our business may not be applicable to our operations for the duration of the pandemic.

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. These solutions and services include toll and violations management, title and registration, automated safety solutions, and other data-driven solutions, to our customers, which include RACs, fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations and safety solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

Our Commercial Services segment offers toll and violation management solutions, title and registration services for RACs and FMCs in North America. In Europe, we provide violations processing through Euro Parking Collection plc (“EPC”) and consumer tolling services through Pagatelia S.L (“Pagatelia”).

•

Our Government Solutions segment provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. We implement and administer traffic safety programs and products for municipalities and local government agencies of all sizes.

Segment performance is based on revenues and (loss) income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and is inclusive of other income, net.

Executive Summary

We operate with long-term customer contracts and a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Generated total revenue of $196.5 million and $208.0 million during the six months ended June 30, 2020 and 2019, respectively. We grew product sales by $27.3 million year over year; however, due to the impact of COVID-19, our service revenue declined significantly, as discussed below.

•

Generated cash flows from operating activities of $22.5 million and $45.8 million for the six months ended June 30, 2020 and 2019, respectively. Our cash on hand was $113.2 million as of June 30, 2020.

•

Reduced our financing costs by refinancing our term loan in February 2020, which reduced the applicable margin on our interest rate by 50 basis points. Our interest expense, net for the six months ended June 30, 2020 was $22.0 million, a $9.7 million decrease compared to $31.7 million in the same period in 2019.

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

Loss from tax receivable agreement adjustment. This consists of adjustments made to the related party TRA liability due to changes in estimates.

Other Income, Net. Other income, net primarily consists of volume rebates from total spend on purchasing cards and gain or loss on foreign currency transactions.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue	$62,815	$103,057	78.7%	94.1%	$(40,242)	(39.0)%
Product sales	16,994	6,518	21.3%	5.9%	10,476	160.7%
Total revenue	79,809	109,575	100.0%	100.0%	(29,766)	(27.2)%
Cost of service revenue	1,013	1,613	1.3%	1.5%	(600)	(37.2)%
Cost of product sales	9,060	2,918	11.4%	2.7%	6,142	210.5%
Operating expenses	26,699	31,795	33.4%	29.0%	(5,096)	(16.0)%
Selling, general and administrative expenses	20,821	20,865	26.1%	19.0%	(44)	(0.2)%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,166	28,850	36.5%	26.3%	316	1.1%
Impairment of property and equipment	—	5,898	—	5.4%	(5,898)	(100.0)%
Total costs and expenses	86,759	91,939	108.7%	83.9%	(5,180)	(5.6)%
(Loss) income from operations	(6,950)	17,636	(8.7)%	16.1%	(24,586)	(139.4)%
Interest expense, net	9,539	15,656	11.9%	14.3%	(6,117)	(39.1)%
Loss from tax receivable agreement adjustment	4,446	—	5.6%	—	4,446	n/a
Other income, net	(1,523)	(3,345)	(1.9)%	(3.1)%	1,822	(54.5)%
Total other expenses	12,462	12,311	15.6%	11.2%	151	1.2%
(Loss) income before income tax (benefit) provision	(19,412)	5,325	(24.3)%	4.9%	(24,737)	(464.5)%
Income tax (benefit) provision	(4,024)	1,734	(5.0)%	1.6%	(5,758)	(332.1)%
Net (loss) income	$(15,388)	$3,591	(19.3)%	3.3%	$(18,979)	(528.5)%

Service Revenue.    Service revenue decreased by $40.2 million, or 39.0%, to $62.8 million for the three months ended June 30, 2020 from $103.0 million for the three months ended June 30, 2019, representing 78.7% and 94.1% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue
Commercial Services	$27,272	$68,091	34.2%	62.2%	$(40,819)	(59.9)%
Government Solutions	35,543	34,966	44.5%	31.9%	577	1.7%
Total service revenue	$62,815	$103,057	78.7%	94.1%	$(40,242)	(39.0)%

Commercial Services service revenue decreased by $40.8 million, or 60%, from $68.1 million for the three months ended June 30, 2019 to $27.3 million for the three months ended June 30, 2020. This decrease was primarily due to the COVID-19 pandemic and related containment measures, which continue to have a significant negative impact on the RAC industry. Reduced airline travel and widespread travel restrictions beginning in March 2020 have continued in the second quarter, resulting in rental cancellations and declining forward bookings. Our revenues from RAC customers are anticipated to decrease for the remainder of fiscal 2020 as a result of COVID-19, and the full extent and duration of this impact is not yet known.

Government Solutions service revenue includes revenue from red-light, speed, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $0.6 million to $35.5 million for the three months ended June 30, 2020 from $34.9 million for the three months ended June 30, 2019. The increase is primarily due to a $4.8 million increase in speed program revenue during the three months ended June 30, 2020 compared to the same period in 2019, resulting from the increase in the total number of camera systems installed. The increase in total installed cameras was partially offset by temporarily inactive school-zone speed cameras due to COVID-19. Our red-light photo enforcement service revenue declined $2.8 million during the three months ended June 30, 2020 compared to the same period in 2019 which was primarily due to a $1.3 million decline from the loss of certain Texas programs and the remaining from the impact of COVID-19. We also had a $1.6 million service revenue decline from the suspension of school bus stop arm cameras as school buses were not operating. Service revenue overall for the quarter was negatively impacted by COVID-19 which led to reduction in vehicle traffic as a result of widespread stay-at-home orders and early school closures. To the extent that stay-at-home orders and school closures continue, we anticipate a negative impact in future quarters from COVID-19.

There were an average of 3,293 active camera systems during the three months ended June 30, 2020 compared to an average of 4,636 for the three months ended June 30, 2019. The decline in active camera systems was primarily due to 1,920 cameras that were temporarily inactive due to COVID-19, and the loss of Texas programs noted above. These declines were partially offset by the expansion of speed enforcement systems with existing customers.

Product Sales.    Product sales of $17.0 million for the three months ended June 30, 2020 include revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $10.5 million compared to $6.5 million for the same period in 2019 which was primarily driven by sales to a single customer that is currently expanding its existing school zone speed program.

Cost of Service Revenue.    Cost of service revenue decreased from $1.6 million for the three months ended June 30, 2019 to $1.0 million for the three months ended June 30, 2020. The decrease resulted from decreased costs of collection and other third-party professional services and associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales increased by $6.1 million from $2.9 million in the three months ended June 30, 2019 to $9.0 million in the same period in 2020, and was consistent with the increase in product sales.

Operating Expenses.    Operating expenses decreased by $5.1 million, or 16.0%, from $31.8 million for the three months ended June 30, 2019 to $26.7 million for the three months ended June 30, 2020. The decrease was primarily attributable to lower employee wage expense due to furloughs and reduced hours, transaction processing and related costs in our Commercial Services segment as a result of COVID-19. Operating expenses as a percentage of total revenue increased from 29.0% to 33.4% for the three months ended June 30, 2019 and 2020, respectively. The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Operating expenses
Commercial Services	$10,750	$16,722	13.5%	15.3%	$(5,972)	(35.7)%
Government Solutions	15,655	14,801	19.6%	13.5%	854	5.8%
Total operating expenses before stock-based compensation	26,405	31,523	33.1%	28.8%	(5,118)	(16.2)%
Stock-based compensation	294	272	0.3%	0.2%	22	8.1%
Total operating expenses	$26,699	$31,795	33.4%	29.0%	$(5,096)	(16.0)%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses remained consistent at $20.8 million for the three months ended June 30, 2020 compared to $20.9 million for the same period in 2019. The current quarter includes a $5.4 million credit loss expense related to the CECL standard, which is further discussed in the notes to the condensed consolidated financial statements. The credit loss expense increased $3.9 million compared to the 2019 period, and is partially offset by an aggregate $2.7 million decrease in costs related to the bonus expense as a result of eliminating the bonus accrual, marketing and non-essential travel. Selling, general and administrative expenses as a percentage of total revenue increased from 19.0% to 26.1 % for the three months ended June 30, 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Selling, general and administrative expenses
Commercial Services	$10,191	$9,629	12.8%	8.8%	$562	5.8%
Government Solutions	7,150	7,561	9.0%	6.9%	(411)	(5.4)%
Corporate and other	503	1,135	0.6%	1.0%	(632)	(55.7)%
Total selling, general and administrative expenses before stock-based compensation	17,844	18,325	22.4%	16.7%	(481)	(2.6)%
Stock-based compensation	2,977	2,540	3.7%	2.3%	437	17.2%
Total selling, general and administrative expenses	$20,821	$20,865	26.1%	19.0%	$(44)	(0.2)%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization and gain or loss on disposal of assets, net, increased slightly from $28.9 million for the three months ended June 30, 2019 to $29.2 million for the same period in 2020. The increase is primarily due to the increased amortization expense resulting from the Pagatelia acquisition included in the three months ended June 30, 2020 with no comparable amount in the prior year.

Impairment of Property and Equipment.  Impairment of property and equipment for the three months ended June 30, 2019 includes a $5.9 million impairment charge as a result of legislation that banned most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.    Interest expense, net decreased by $6.1 million from $15.6 million for the three months ended June 30, 2019 to $9.5 million for the same period in 2020. This decrease is primarily as a result of lower interest rates coupled with the refinancing of our First Lien Term Loan (as defined and discussed below) in February 2020, which reduced the applicable margin on the interest rate by 50 basis points. See “Liquidity and Capital Resources.”

Loss from Tax Receivable Agreement Adjustment. We recorded a $4.4 million charge to Loss from tax receivable agreement adjustment for the three months ended June 30, 2020. The adjustment reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment.

Other Income, Net.    We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $1.5 million for the three months ended June 30, 2020, compared to $3.3 million for the three months ended June 30, 2019. The decrease of $1.8 million was primarily due to the decreased volume in purchasing card rebates as a result of COVID-19 impacting toll usage. We anticipate lower rebates for the remainder of 2020.

Income Tax (Benefit) Provision.    Income tax benefit was $(4.0) million representing an effective tax benefit of (20.7)% for the three months ended June 30, 2020 compared to a tax provision of $1.7 million, representing an effective tax rate of 32.6 % for the same period in 2019. The effective tax rate change was primarily due to lower pre-tax income in the current period, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current period.

Net (Loss) Income.    We had a net loss of $(15.4) million for the three months ended June 30, 2020, as compared to net income of $3.6 million for the three months ended June 30, 2019. The $19.0 million change in net (loss) income was primarily due to the decline in revenue related to the impact of COVID-19 on our RAC customers, credit loss expense related to the CECL standard, loss from tax receivable agreement adjustment, and increased cost related to product sales. These decreases to income were partially offset by growth in product sales revenue, decrease in interest expense, net from lower interest rates and refinancing of our First Lien Term Loan in February 2020, and due to the impairment on property and equipment in the prior year for which there is no comparable amount in the current period.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue	$162,312	$201,127	82.6%	96.7%	$(38,815)	(19.3)%
Product sales	34,210	6,909	17.4%	3.3%	27,301	395.2%
Total revenue	196,522	208,036	100.0%	100.0%	(11,514)	(5.5)%
Cost of service revenue	2,232	3,002	1.1%	1.4%	(770)	(25.6)%
Cost of product sales	17,750	3,194	9.1%	1.6%	14,556	455.7%
Operating expenses	58,958	61,133	30.0%	29.4%	(2,175)	(3.6)%
Selling, general and administrative expenses	46,707	41,416	23.8%	19.9%	5,291	12.8%
Depreciation, amortization and (gain) loss on disposal of assets, net	58,412	57,791	29.7%	27.8%	621	1.1%
Impairment of property and equipment	—	5,898	—	2.8%	(5,898)	(100.0)%
Total costs and expenses	184,059	172,434	93.7%	82.9%	11,625	6.7%
Income from operations	12,463	35,602	6.3%	17.1%	(23,139)	(65.0)%
Interest expense, net	21,990	31,689	11.2%	15.2%	(9,699)	(30.6)%
Loss from tax receivable agreement adjustment	4,446	—	2.2%	—	4,446	n/a
Other income, net	(4,448)	(5,552)	(2.3)%	(2.6)%	1,104	(19.9)%
Total other expenses	21,988	26,137	11.1%	12.6%	(4,149)	(15.9)%
(Loss) income before income tax (benefit) provision	(9,525)	9,465	(4.8)%	4.5%	(18,990)	(200.6)%
Income tax (benefit) provision	(810)	3,054	(0.4)%	1.4%	(3,864)	(126.5)%
Net (loss) income	$(8,715)	$6,411	(4.4)%	3.1%	$(15,126)	(235.9)%

Service Revenue.    Service revenue decreased by $38.8 million, or 19.3%, to $162.3 million for the six months ended June 30, 2020 from $201.1 million for the six months ended June 30, 2019, representing 82.6% and 96.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue
Commercial Services	$88,514	$130,679	45.0%	62.8%	$(42,165)	(32.3)%
Government Solutions	73,798	70,448	37.6%	33.9%	3,350	4.8%
Total service revenue	$162,312	$201,127	82.6%	96.7%	$(38,815)	(19.3)%

Commercial Services service revenue decreased by $42.2 million, or 32.3%, from $130.7 million for the six months ended June 30, 2019 to $88.5 million for the six months ended June 30, 2020. This decrease was primarily due to the COVID-19 pandemic and related containment measures, which continue to have a significant negative impact on the RAC industry beginning in March 2020. Reduced airline travel and widespread travel restrictions have continued and resulted in rental cancellations and declining forward bookings. We expect revenues from RAC customers to decrease in fiscal 2020 as a result of COVID-19, and the full extent and duration of its impact is not yet known.

Government Solutions service revenue includes revenue from red-light, speed, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $3.4 million to $73.8 million for the six months ended June 30, 2020 from $70.4 million for the six months ended June 30, 2019. Our red-light photo enforcement service revenue declined $5.5 million during the six months ended June 30, 2020 compared to the same period in 2019. This was primarily due to a $3.2 million decline from the loss of certain Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The decline was also attributed to the impact from COVID-19 discussed below and the loss of several smaller programs and lower pricing per system. We discontinued our street light maintenance offering at the end of the first quarter of 2019, which resulted in a $0.8 million decrease for the six months ended June 30, 2020 compared to the same period in 2019. The street light maintenance offering was not part of our core business and did not meet our profitability criteria. We also had a $1.6 million service revenue decline from the suspension of school bus stop arm cameras as school buses were not operating. These declines were offset by speed program revenue, which grew approximately $10.7 million in the six months ended June 30, 2020, compared to the same period in 2019, due to an increase in the total number of camera systems installed.

There were an average of 4,147 active camera systems during the six months ended June 30, 2020 compared to an average of 4,620 for the six months ended June 30, 2019. The decline in active camera systems was primarily due to 960 cameras that are temporarily inactive due to COVID-19, and the loss of Texas programs noted above. These declines were partially offset by the expansion of speed enforcement systems with existing customers.

Service revenue for the year was negatively impacted from COVID-19 beginning in March which led to reduction in vehicle traffic as a result of stay-at-home orders and early school closures in certain jurisdictions in which we operate. To the extent that stay-at-home orders and school closures continue, we anticipate a negative impact in future quarters from COVID-19.

Product Sales.    Product sales were $34.2 million for the six months ended June 30, 2020 which relate to revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $27.3 million compared to $6.9 million in 2019 which was primarily driven by sales to a single customer that is currently expanding its existing school zone speed program.

Cost of Service Revenue.    Cost of service revenue decreased year over year, from $3.0 million for the six months ended June 30, 2019 to $2.2 million for the six months ended June 30, 2020. The decrease resulted from decreased costs of collection and other third-party professional services and associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales increased by $14.6 million from $3.2 million in the six months ended June 30, 2019 to $17.8 million in the same period in 2020, and was consistent with the increase in product sales.

Operating Expenses.    Operating expenses decreased by $2.2 million, or 3.6%, from $61.1 million for the six months ended June 30, 2019 to $58.9 million for the six months ended June 30, 2020. This decrease was primarily due to decreases in employee wages, transaction processing and related costs, which were partially offset by increases in subcontractor expenses and operational equipment costs. Operating expenses as a percentage of revenue increased from 29.4% to 30% for the six months ended June 30, 2019 and 2020, respectively. The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Operating expenses
Commercial Services	$27,280	$31,818	13.9%	15.3%	$(4,538)	(14.3)%
Government Solutions	31,164	28,839	15.8%	13.9%	2,325	8.1%
Total operating expenses before stock-based compensation	58,444	60,657	29.7%	29.2%	(2,213)	(3.6)%
Stock-based compensation	514	476	0.3%	0.2%	38	8.0%
Total operating expenses	$58,958	$61,133	30.0%	29.4%	$(2,175)	(3.6)%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $5.3 million to $46.7 million for the six months ended June 30, 2020 compared to $41.4 million for the same period in 2019. We recorded a $10.7 million credit loss expense during the year as a result of the new CECL accounting standard, discussed further in the notes to the condensed consolidated financial statements. This contributed $8.0 million to the increase, in addition to a $1.0 million increase in stock-based compensation expense. These increases were partially offset by an aggregate $3.6 million decrease in costs related to the bonus expense as a result of eliminating the bonus accrual, marketing and non-essential travel. Selling, general and administrative expenses as a percentage of revenue increased from 19.9% to 23.8% for the six months ended June 30, 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Selling, general and administrative expenses
Commercial Services	$23,575	$20,391	12.0%	9.8%	$3,184	15.6%
Government Solutions	16,819	15,411	8.6%	7.4%	1,408	9.1%
Corporate and other	788	1,135	0.4%	0.5%	(347)	(30.6)%
Total selling, general and administrative expenses before stock-based compensation	41,182	36,937	21.0%	17.7%	4,245	11.5%
Stock-based compensation	5,525	4,479	2.8%	2.2%	1,046	23.4%
Total selling, general and administrative expenses	$46,707	$41,416	23.8%	19.9%	$5,291	12.8%

Depreciation, Amortization and Gain or Loss on Disposal of Assets, Net.    Depreciation, amortization and gain or loss on disposal of assets, net, increased from $57.8 million for the six months ended June 30, 2019 to $58.4 million for the same period in 2020. The increase is primarily due to the increased amortization expense resulting from the Pagatelia acquisition included in the six months ended June 30, 2020 with no comparable amount in the prior year.

Impairment of Property and Equipment.  Impairment of property and equipment for the six months ended June 30, 2019 includes a $5.9 million impairment charge as a result of legislation that banned most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.    Interest expense, net decreased by $9.7 million from $31.7 million for the six months ended June 30, 2019 to $22.0 million for the same period in 2020. This decrease is primarily as a result of lower interest rates coupled with the refinancing of our First Lien Term Loan (as defined and discussed below) in February 2020, which reduced the applicable margin on the interest rate by 50 basis points. See “Liquidity and Capital Resources” below.

Loss from Tax Receivable Agreement Adjustment. We recorded a $4.4 million charge to Loss from tax receivable agreement adjustment for the six months ended June 30, 2020. The adjustment reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment.

Other Income, Net.    We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $4.4 million for the six months ended June 30, 2020, compared to $5.5 million for the six months ended June 30, 2019. This decrease of $1.1 million was primarily due to the decreased volume in purchasing card rebates from the decline in tolling activity beginning in March, as a result of COVID-19 impacting the rental car industry. We anticipate lower rebates for the remainder of 2020.

Income Tax (Benefit) Provision.    Income tax benefit was $(0.8) million representing an effective tax rate of (8.5) % for the six months ended June 30, 2020 compared to a tax provision of $3.1 million, representing an effective tax rate of 32.3 % for the same period in 2019. The effective tax rate change was primarily due to lower pre-tax income in the current year, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current year.

Net (Loss) Income.    We had a net loss of $(8.7) million for the six months ended June 30, 2020, as compared to net income of $6.4 million for the six months ended June 30, 2019. The change in net (loss) income was primarily due to the decline in revenue related to the impact of COVID-19 on RAC customers, credit loss expense related to the CECL standard, loss from tax receivable agreement adjustment, and increased cost related to product sales. These decreases to income were partially offset by growth in product sales revenue, decrease in interest expense, net from lower interest rates and refinancing of our First Lien Term Loan in February 2020, and due to the impairment on property and equipment in the prior year for which there is no comparable amount in the current year.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our 2018 Credit Facilities (as defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our availability to borrow under our Revolver (as defined below) will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowings on our Revolver, or equity financings, all of which may not be available to us on favorable terms or at all. See section entitled “Risk Factors.”

We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2020, we had $68.7 million available for borrowing, net of letters of credit, under our Revolver.

The following table sets forth certain captions indicated on our statements of cash flows for the periods indicated:

	Six Months Ended June 30,
($ in thousands)	2020	2019
Net cash provided by operating activities	$22,543	$45,781
Net cash used in investing activities	(14,252)	(14,178)
Net cash used in financing activities	(25,501)	(4,704)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $23.3 million, from $45.8 million for the six months ended June 30, 2019 to $22.5 million for the six months ended June 30, 2020. Net income year over year decreased by $15.1 million, from $6.4 million in 2019 to a net loss of $(8.7) million in 2020. The aggregate adjustments to net (loss) income increased $15.7 million mainly due to a $10.7 million credit loss expense related to the CECL accounting standard and the $4.4 million loss from tax receivable agreement adjustment. This was offset by an aggregate $23.8 million decrease in changes in operating assets and liabilities, which was driven primarily by an increase in accounts receivables due to collection delays on the accounts receivable associated with our fixed speed and bus lane camera product sales, combined with a decrease in accounts payable and accrued liabilities due to the payout of the 2019 bonus accrual with no accrual for fiscal 2020 and vendor payments for the fixed speed and bus lane cameras sold to a large Government Solutions customer.

Cash Flows from Investing Activities

Cash used in investing activities was $14.3 million and $14.2 million for the six months ended June 30, 2020 and 2019, respectively, which was related to purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $25.5 million and $4.7 million for the six months ended June 30, 2020 and 2019, respectively. The cash used in financing activities in 2020 increased as a result of a $19.7 million mandatory prepayment of excess cash flows we made pursuant to the terms of the First Lien Term Loan (as defined below), and costs associated with refinancing the First Lien Term Loan in February 2020.

Debt

In connection with an acquisition in 2018, VM Consolidated, Inc., a wholly-owned subsidiary, entered into a First Lien Term Loan Credit Agreement (the “First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “Second Lien Term Loan,” and together with the First Lien Term Loan, the “Term Loans”) and a Revolving Credit Facility Agreement (the “Revolver,” and together with the Term Loans, the “2018 Credit Facilities”) with a syndicate of lenders. The 2018 Credit Facilities initially provided for committed senior secured financing of $1.115 billion, consisting of an aggregate principal amount of $1.04 billion under the Term Loans and an aggregate revolving commitment of up to $75 million available for loans and letters of credit under the Revolver (subject to borrowing eligibility requirements as described below). In July 2018, we amended the First Lien Term Loan to expand the aggregate principal loan amount from $840 million to $910 million. The additional $70 million, along with funds contributed by Platinum Equity, LLC, were used to repay the $200 million Second Lien Term Loan in full contemporaneously with the closing of the Business Combination (see Note 1, Description of Business) on October 17, 2018.

On February 20, 2020, we refinanced the entire outstanding amount under the First Lien Term Loan, which reduced the previous applicable interest rate by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. The First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The First Lien Term Loan matures on February 28, 2025. As of June 30, 2020, the interest rate on the First Lien Term Loan was 3.6%.

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

We made a $19.7 million mandatory prepayment of excess cash flow during the first quarter of fiscal 2020, which was classified as current portion of long-term debt in the condensed consolidated balance sheet at December 31, 2019.

The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the refinancing of the First Lien Term Loan discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At June 30, 2020, we had no outstanding borrowings on the Revolver and availability to borrow under the Revolver was $68.7 million, net of $6.3 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375%, and we are also required to pay participation and fronting fees at 1.38% on $6.3 million in outstanding letters of credit as of June 30, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At June 30, 2020, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

We recorded interest expense, including amortization of deferred financing costs and discounts, of $9.5 million and $15.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $22.0 million and $31.7 million for the six months ended June 30, 2020 and 2019, respectively.

In connection with the refinancing of the First Lien Term Loan in February 2020, which we determined was to be accounted for as a modification, we incurred $0.8 million of lender fees which were capitalized as deferred financing costs and amortized over the remaining life of the First Lien Term Loan, and $0.2 million of legal fees that were expensed as Selling, general and administrative expenses on the condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2020.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the First Lien Term Loan described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the First Lien Term Loan, which has an outstanding balance of $870.2 million at June 30, 2020. We refinanced the First Lien Term Loan on February 20, 2020 which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At June 30, 2020, the interest rate on the First Lien Term Loan was 3.6%. Based on the June 30, 2020 balance outstanding, each 1% movement in interest rates will result in an approximately $8.7 million change in annual interest expense.

We have not engaged in any hedging activities during the six months ended June 30, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2020 and, based on their evaluation, have concluded the controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of our 2020 fiscal year.

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

On March 11, 2020, the World Health Organization designated COVID-19 a pandemic. In the United States and abroad, many federal, state and local governments have instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. COVID-19 has caused severe disruption to the global economy.

As a result of these restrictions, we have shifted most of our workforce to remote operations and have implemented changes in our physical locations to ensure social distancing. While we have not experienced any significant disruptions in our operations to date, these measures may result in decreases in productivity, an increased risk of information security breaches and delays in responses to our customers, which could harm customer relations and adversely impact our business. COVID-19 may also cause us to temporarily suspend or ultimately forego strategic acquisitions, business initiatives or expansions into new markets. Also, our existing customers may seek to terminate or renegotiate their contracts with us or seek pricing concessions as a result of changes in their business needs or financial condition. In addition, certain of our customers have reduced their operations during the pandemic, and government restrictions could further restrict our operations or result in supply chain interruptions. The measures implemented to contain COVID-19 have had, and we expect will continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position, both in the near term and on a year-over-year basis.

The COVID-19 pandemic has adversely affected our revenues from key customers in the rental car industry, on which our Commercial Services segment is dependent, and from photo enforcement programs in our Government Solutions segment.

Our Commercial Services segment is dependent on certain key customers, including those in the RAC industry, such as Hertz, Avis Budget Group, Inc. and Enterprise Holdings, Inc. COVID-19 continues to have a significant negative impact on the RAC industry. Reduced airline travel and widespread travel restrictions have resulted in declining customer demand and many RACs have responded by reducing fleet sizes. In addition, in May 2020, Hertz, one of our key Commercial Services customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the United States Bankruptcy Court for the District of Delaware. The full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. However, we expect that if our RAC customers continue to experience adversity in their businesses or file for bankruptcy, they may delay or default on their payment commitments to us or request to modify or renegotiate pre-existing contractual commitments on terms that are less favorable to us, any of which could have a material adverse effect on our business, financial condition and results of operations.

In our Government Solutions segment, school closures and reductions in vehicle traffic resulting from COVID-19 and the related containment measures have negatively impacted revenues. The COVID-19 pandemic is a highly fluid and rapidly evolving situation, and we cannot anticipate with any certainty the length, scope or severity of such impacts in the jurisdictions in which we operate. Moreover, any additional measures or changes in laws or regulations, whether in the United States or abroad, that further impair the ability or desire of individuals to gather or travel due to the risk of the spreading of COVID-19, including laws or regulations banning travel or requiring the closure of schools, may exacerbate the negative impact of the COVID-19 pandemic on our Government Solutions segment.

The full extent and duration of COVID-19’s impact on customers in our Commercial Services and Government Solutions segments, or the ways that COVID-19 may fundamentally alter the travel industry remains to be seen, and this ongoing impact could result in a material adverse impact on our business, financial condition, results of operations and cash flows, potentially for a prolonged period.

Historical data regarding our business, results of operations, financial condition and liquidity may not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Quarterly Report on Form 10-Q and our other reports filed with the SEC includes information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines and governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders). This historical information therefore may not reflect the adverse impacts of COVID-19 and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results.

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

VERRA MOBILITY CORPORATION

Date: August 6, 2020	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Patricia Chiodo
Patricia Chiodo
Chief Financial Officer (Principal Financial and Accounting Officer)