Form 10-Q
period 2020-09-30
VERRA MOBILITY Corp
filed 2020-11-05
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 162,268,865 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2020

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

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q, Part II, Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

Part I—Financial Information

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands except per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$129,158	$131,513
Restricted cash	549	917
Accounts receivable (net of allowance for credit loss of $10.1 million at September 30, 2020)	141,019	93,514
Unbilled receivables	16,145	20,003
Prepaid expenses and other current assets	24,714	26,491
Total current assets	311,585	272,438
Installation and service parts, net	6,916	8,841
Property and equipment, net	73,155	72,266
Operating lease assets	30,548	32,177
Intangible assets, net	363,526	434,443
Goodwill	583,341	584,150
Other non-current assets	2,900	3,111
Total assets	$1,371,971	$1,407,426
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$45,601	$50,825
Accrued liabilities	17,309	25,277
Current portion of long-term debt	9,104	28,779
Total current liabilities	72,014	104,881
Long-term debt, net of current portion	833,624	837,686
Operating lease liabilities, net of current portion	28,723	30,130
Payable to related party pursuant to tax receivable agreement	65,620	61,174
Asset retirement obligation	6,391	6,309
Deferred tax liabilities, net	21,514	25,716
Other long-term liabilities	163	2,183
Total liabilities	1,028,049	1,068,079
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	36,575	54,862
Additional paid-in capital	394,259	367,266
Accumulated deficit	(82,943)	(80,220)
Accumulated other comprehensive loss	(3,985)	(2,577)
Total stockholders' equity	343,922	339,347
Total liabilities and stockholders' equity	$1,371,971	$1,407,426

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Service revenue	$82,980	$110,757	$245,292	$311,884
Product sales	13,928	17,483	48,138	24,392
Total revenue	96,908	128,240	293,430	336,276
Cost of service revenue	907	1,388	3,139	4,390
Cost of product sales	7,088	7,238	24,838	10,432
Operating expenses	26,544	32,965	85,502	94,098
Selling, general and administrative expenses	17,511	21,293	64,218	62,709
Depreciation, amortization and (gain) loss on disposal of assets, net	29,590	28,697	88,002	86,488
Impairment of property and equipment	—	—	—	5,898
Total costs and expenses	81,640	91,581	265,699	264,015
Income from operations	15,268	36,659	27,731	72,261
Interest expense, net	9,578	14,932	31,568	46,621
Loss from tax receivable agreement adjustment	—	—	4,446	—
Other income, net	(4,982)	(2,727)	(9,430)	(8,279)
Total other expenses	4,596	12,205	26,584	38,342
Income before income tax provision	10,672	24,454	1,147	33,919
Income tax provision	3,986	6,702	3,176	9,756
Net income (loss)	$6,686	$17,752	$(2,029)	$24,163
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,467	(1,664)	(1,408)	(1,736)
Total comprehensive income (loss)	$9,153	$16,088	$(3,437)	$22,427
Net income (loss) per share:
Basic	$0.04	$0.11	$(0.01)	$0.15
Diluted	$0.04	$0.11	$(0.01)	$0.15
Weighted average shares used in per share calculation:
Basic outstanding	161,744	158,610	161,460	157,514
Diluted outstanding	162,568	163,705	161,460	160,723

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2020
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2019	159,150	$16	$54,862	$367,266	$(80,220)	$(2,577)	$339,347
Net income	—	—	—	—	6,673	—	6,673
Cumulative effect of adoption of the CECL accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of restricted stock units ("RSUs")	42	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	2,768	—	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	(3,367)	(3,367)
Balance as of March 31, 2020	161,692	16	36,575	387,994	(74,241)	(5,944)	344,400
Net loss	—	—	—	—	(15,388)	—	(15,388)
Vesting of RSUs	45	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	3,271	—	—	3,271
Other comprehensive loss, net of tax	—	—	—	—	—	(508)	(508)
Balance as of June 30, 2020	161,737	16	36,575	391,240	(89,629)	(6,452)	331,750
Net income	—	—	—	—	6,686	—	6,686
Vesting of RSUs	33	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	3,153	—	—	3,153
Other comprehensive income, net of tax	—	—	—	—	—	2,467	2,467
Balance as of September 30, 2020	161,770	$16	$36,575	$394,259	$(82,943)	$(3,985)	$343,922

For the Three and Nine Months Ended September 30, 2019

Balance as of December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	2,820	—	2,820
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(6,205)	—	—	(6,205)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Stock-based compensation	—	—	—	2,143	—	—	2,143
Other comprehensive gain	—	—	—	—	—	1,324	1,324
Balance as of March 31, 2019	156,057	16	73,150	346,895	(110,743)	(4,497)	304,821
Net income	—	—	—	—	3,591	—	3,591
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of RSUs	53	—	—	—	—	—	—
Stock-based compensation	—	—	—	2,812	—	—	2,812
Other comprehensive loss	—	—	—	—	—	(1,396)	(1,396)
Balance as of June 30, 2019	158,610	16	54,862	367,995	(107,152)	(5,893)	309,828
Net income	—	—	—	—	17,752	—	17,752
Adjustment to equity infusion from Gores	—	—	—	(796)	—	—	(796)
Stock-based compensation	—	—	—	2,471	—	—	2,471
Other comprehensive loss	—	—	—	—	—	(1,664)	(1,664)
Balance as of September 30, 2019	158,610	$16	$54,862	$369,670	$(89,400)	$(7,557)	$327,591

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,029)	$24,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	87,828	86,501
Amortization of deferred financing costs and discounts	3,725	5,066
Impairment of property and equipment	—	5,898
Loss from tax receivable agreement adjustment	4,446	—
Credit loss expense	10,628	5,347
Deferred income taxes	(3,920)	(9,426)
Stock-based compensation	9,192	7,426
Gain from third-party insurance proceeds	(1,400)	—
Installation and service parts expense	704	1,055
Accretion expense	197	269
Loss (gain) on disposal of assets	174	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(58,913)	(26,353)
Unbilled receivables	3,866	(2,117)
Prepaid expenses and other current assets	8,655	(9,512)
Accounts payable and accrued liabilities	(15,134)	12,258
Other liabilities	(3,669)	(4,976)
Net cash provided by operating activities	44,350	95,586
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(18,317)	(17,492)
Cash proceeds from the sale of assets	67	14
Net cash used in investing activities	(18,250)	(17,478)
Cash Flows from Financing Activities:
Repayment of long-term debt	(26,503)	(6,827)
Payment of debt issuance costs	(960)	(299)
Payment of employee tax withholding related to RSU vesting	(486)	—
Net cash used in financing activities	(27,949)	(7,126)
Effect of exchange rate changes on cash and cash equivalents	(874)	(343)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,723)	70,639
Cash, cash equivalents and restricted cash - beginning of period	132,430	67,081
Cash, cash equivalents and restricted cash - end of period	$129,707	$137,720

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental cash flow information:
Interest paid	$28,200	$42,308
Income taxes paid, net of refunds	8,736	23,870
Supplemental non-cash investing and financing activities:
Reduction to tax receivable agreement liability	—	2,940
Gores equity infusion working capital adjustment payable to related party	—	7,001
Earn-out shares issued to Platinum Stockholder	18,287	18,288
Additions to ARO, property and equipment, and other	127	175
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	3,034	8,399

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

The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies. In Europe, the Company provides violations processing through Euro Parking Collection plc (“EPC”) and consumer tolling services through Pagatelia S.L (“Pagatelia”).

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and issued certain amendments within ASU 2019-04, ASU 2019-05 and ASU 2019-11, respectively. The guidance replaced the incurred loss impairment model and applies a new model, current expected credit losses (“CECL”), that requires entities to estimate expected credit losses measured over the contractual life of an instrument that consider supportable forecasts of future economic conditions in addition to information about past events and current conditions. An entity is required to measure and record an allowance for credit loss upon initial recognition of a financial asset, and present in-scope assets at the net amount expected to be collected. Under legacy GAAP, the Company recognized credit losses on trade receivables when it was probable that a loss has been incurred.

The Company adopted the CECL standard as of January 1, 2020 through a cumulative effect adjustment of $0.7 million, net of tax, to the opening balance of accumulated deficit. The adjustment increased accumulated deficit and increased the allowance for credit loss accounts. Subsequent impacts to the allowance for credit loss have been recorded through the credit loss expense account included within selling, general and administrative expenses in our condensed consolidated statements of operations and as an allowance for credit loss on our condensed consolidated balance sheet. See Note 4, Accounts Receivable, Net for additional information.

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

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for the reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is in effect for a limited time through December 31, 2022, to help stakeholders during the global market-wide reference rate transition period. The impact of the implementation of this standard is still being determined by the Company.

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

Accounts receivable are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable have normal trade terms less than one year and are initially stated at the amounts billed to the customers. Accounts receivable are subsequently measured at amortized cost net of allowance for credit loss. The Company reviews historical loss rates, customer payment trends and collection rates on customer balances in accordance with the CECL standard. Estimated loss rates are developed as of the balance sheet date using historical credit loss experience, adjusted for future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates, and adjusts appropriately.

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents by portfolio segment accounts receivable, net and the activity in the allowance for credit loss for the nine months ended September 30, 2020:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Accounts receivable, net at January 1, 2020 (2)	$9,793	$51,158	$31,744	$92,695

Allowance for credit loss at January 1, 2020 (2)	$5,272	$1,406	$1,778	$8,456
Credit loss expense	4,063	4,180	2,385	10,628
Write-offs, net of recoveries	(7,967)	(344)	(627)	(8,938)
Allowance for credit loss at September 30, 2020	$1,368	$5,242	$3,536	$10,146

Accounts receivable, net at September 30, 2020	$8,909	$53,866	$78,244	$141,019

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

The allowance for credit loss at September 30, 2020 reflects a $1.9 million reduction to the credit loss expense for the nine months ended September 30, 2020, due to an adjustment for receivables that are no longer subject to the risk of nonpayment from one of our Commercial Services (All other) customers who filed for Chapter 11 bankruptcy.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue and accounts receivable. Revenue from one of the Government Solutions customers as a percent of total revenue is presented below for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
City of New York Department of Transportation	32.7%	20.3%	32.0%	14.1%

As of September 30, 2020, the City of New York Department of Transportation (“NYCDOT”) represented 50.1% of accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At September 30, 2020, the Legacy Contract had an open receivable balance of $16.6 million, of which $8.0 million had aged beyond NYCDOT’s 45-day payment terms. As of September 30, 2020, the Company had invoiced NYCDOT for $43.6 million in product revenue and $9.5 million in service revenue under the Emergency Contract. NYCDOT has not made any payments against the Emergency Contract to date. The Company is working to clear administrative hurdles that will allow NYCDOT to proceed with payment.

Significant customer revenue generated through the Company’s Commercial Services partners as a percent of total revenue is presented below for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Hertz Corporation	10.4%	19.3%	12.1%	19.1%
Avis Budget Group, Inc.	9.3%	15.9%	9.5%	14.2%
Enterprise Holdings, Inc.	13.4%	12.8%	10.9%	13.4%

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2020	December 31, 2019
Prepaid tolls	$7,214	$10,116
Prepaid services	4,014	5,201
Deposits	3,627	3,642
Prepaid computer maintenance	2,744	2,923
Prepaid supplies	2,373	682
Photo enforcement equipment held for sale	1,910	1,410
Gain from third-party insurance proceeds	1,400	—
Prepaid insurance	935	1,485
Prepaid income taxes	330	1,025
Other	167	7
Total prepaid expenses and other current assets	$24,714	$26,491

6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2019	$424,404	$159,746	$584,150
Foreign currency translation adjustment	(809)	—	(809)
Balance at September 30, 2020	$423,595	$159,746	$583,341

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2020			December 31, 2019
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.6 years	$32,114	$26,798	1.5 years	$32,127	$19,106
Non-compete agreements	2.3 years	62,557	34,263	3.0 years	62,549	24,834
Customer relationships	6.1 years	366,160	113,683	6.9 years	366,533	82,903
Developed technology	2.6 years	165,698	88,259	3.3 years	165,708	65,631
Gross carrying value of intangible assets		626,529	$263,003		626,917	$192,474
Less: accumulated amortization		(263,003)			(192,474)
Intangible assets, net		$363,526			$434,443

Amortization expense was $23.6 million and $23.1 million for the three months ended September 30, 2020 and 2019, respectively, and was $70.6 million and $69.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2020	$23,395
2021	85,475
2022	80,747
2023	52,236
2024	41,749
Thereafter	79,924
Total	$363,526

Interim Goodwill Impairment Review

During the fourth quarter of each fiscal year, we perform our annual goodwill impairment test for each of our reporting units. Our reporting units are the same as our two reportable segments (Government Solutions and Commercial Services). We also test goodwill for impairment whenever events or circumstances occur which, in our judgment, could more likely than not reduce the fair value of one or more reporting units below its carrying amount. Potential impairment indicators include, but are not limited to (i) a deterioration of the business environments in which we operate; (ii) downward revisions to internal forecasts, and the magnitude thereof, if any; and (iii) declines in our market capitalization below our book value, and the magnitude and duration of those declines, if any.

During the first half of fiscal 2020, our market capitalization declined significantly compared to December 31, 2019. Over the same period, the equity value of our key Commercial Services customers, our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. These declines were driven by the uncertainty surrounding the outbreak of the novel coronavirus (“COVID-19”) and other macroeconomic events. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative impairment test was performed as of March 31, 2020 and as of June 30, 2020.

Based upon the results of our interim impairment tests as of March 31, 2020 and June 30, 2020, we concluded that the fair values of the Government Solutions and Commercial Services reporting units exceeded their carrying values. As of September 30, 2020, we concluded there were no interim indicators of impairment.

The current economic conditions due to COVID-19 are still evolving and any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in a future goodwill impairment charge, which could be material.

7.	Impairment of Other Long-Lived Assets

The Company reviews its other long-lived assets for impairment (including intangible assets with finite useful lives) whenever events or circumstances indicate that the carrying value of an asset or asset group may not be fully recoverable. The Company assesses recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value of the asset or asset group and its carrying value. At September 30, 2020, there were no events or circumstances that would indicate that the carrying values of our other long-lived assets may not be recoverable.

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

8.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2020	December 31, 2019
Current portion of related party TRA liability	$4,636	$5,730
Accrued salaries and wages	3,313	10,319
Current portion of operating lease liabilities	3,137	2,970
Advanced deposits payable	2,820	2,875
Payroll liabilities	1,378	149
Accrued sales commissions	567	612
Restricted cash due to customers	549	917
Accrued interest payable	170	210
Other	739	1,495
Total accrued liabilities	$17,309	$25,277

9.	Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	September 30, 2020	December 31, 2019
First Lien Term Loan, due February 28, 2025	$867,918	$894,421
Less: original issue discounts	(4,218)	(4,778)
Less: unamortized deferred financing costs	(20,972)	(23,178)
Total long-term debt	842,728	866,465
Less: current portion of long-term debt	(9,104)	(28,779)
Total long-term debt, net of current portion	$833,624	$837,686

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

The First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The First Lien Term Loan matures on February 28, 2025. The Company refinanced the entire outstanding amount under the First Lien Term Loan on February 20, 2020 which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of September 30, 2020, the interest rate on the First Lien Term Loan was 3.4%.

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

The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the refinancing of the First Lien Term Loan discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At September 30, 2020, the Company had no outstanding borrowings on the Revolver and availability to borrow under the Revolver was $44.0 million, net of $6.3 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375%, and the Company is also required to pay participation and fronting fees at 1.38% on $6.3 million of outstanding letters of credit as of September 30, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At September 30, 2020, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $9.6 million and $14.9 million for the three months ended September 30, 2020 and 2019, respectively, and $31.6 million and $46.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

The weighted average effective interest rates on the Company’s outstanding borrowing under the 2018 Credit Facilities were 3.4% and 5.5% at September 30, 2020 and December 31, 2019, respectively.
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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s First Lien Term Loan as of September 30, 2020 and December 31, 2019 was categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of long-term debt is as follows:

	Level in	September 30, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total long-term debt	2	$842,728	$854,899	$866,465	$905,601

11.	Net Income (Loss) Per Share

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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss)	$6,686	$17,752	$(2,029)	$24,163
Denominator:
Weighted average shares - basic	161,744	158,610	161,460	157,514
Common stock equivalents	824	5,095	—	3,209
Weighted average shares - diluted	162,568	163,705	161,460	160,723
Net income (loss) per share - basic	$0.04	$0.11	$(0.01)	$0.15
Net income (loss) per share - diluted	$0.04	$0.11	$(0.01)	$0.15
Antidilutive shares excluded from diluted net income (loss) per share (1):
Contingently issuable shares (2)	5,000	7,500	5,000	8,571
Warrants	20,000	—	20,000	6,667
Non-qualified stock options	689	—	668	—
Performance share units	115	—	115	—
Restricted stock units	447	—	3,186	29
Total antidilutive shares excluded	26,251	7,500	28,969	15,267

(1)

These amounts represent the weighted average antidilutive shares for the three months ended September 30, 2020 and 2019, and for the nine months ended September 30, 2019. The amounts represent the total antidilutive shares outstanding for the nine months ended September 30, 2020.

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

Our effective income tax rate was 37.4% and 27.4% for the three months ended September 30, 2020 and 2019, respectively, and 276.9% and 28.8% for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate change was primarily due to lower pre-tax income in the current year, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current year.

The total amount of unrecognized tax benefits decreased by $1.0 million during the nine months ended September 30, 2020 primarily from the statute expiration of prior year tax positions. As of September 30, 2020, the total amount of unrecognized tax benefits was $0.8 million, of which $0.2 million would affect our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2020, we had less than $0.1 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2016 to 2019. The Company’s state income tax returns are under examination by certain states for tax years 2015 to 2017, and other state income tax returns are subject to examination for tax years 2014 to 2019. Tax returns for years prior to 2014 remain open in a number of states due to tax attributes generated but not yet utilized. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
13.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Operating expenses	$183	$138	$697	$614
Selling, general and administrative expenses	2,970	2,333	8,495	6,812
Total stock-based compensation expense	$3,153	$2,471	$9,192	$7,426

14.	Related Party Transactions

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

The Company recorded a $4.4 million increase to the payable to related party pursuant to tax receivable agreement with an offsetting charge to loss from tax receivable agreement adjustment in the condensed consolidated statements of operations for the nine months ended September 30, 2020. The adjustment reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment. At September 30, 2020, the

TRA was approximately $70.2 million of which $4.6 million was the current portion included in accrued liabilities and $65.6 million included in payable to related party pursuant to tax receivable agreement on the condensed consolidated balance sheets.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of September 30, 2020. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be canceled.

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

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $6.3 million at September 30, 2020.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at September 30, 2020 were $8.1 million.

The Company is subject to tax audits in the normal course of business and does not have material contingencies recorded related to such audits.

Customer Guarantee

In the ordinary course of business, the Company occasionally employs contract terms that mitigate the customer’s risk of aggregate revenue decline in connection with the customer’s adoption of additional or changes to service models within its existing portfolio. These agreements require the customer to satisfy numerous conditions to trigger payment, including volume metrics and other operational requirements. The Company has one such guarantee outstanding for the one-year period ending March 31, 2021. At September 30, 2020, the Company has concluded that the likelihood of making payment under this guarantee is remote, and consequently no liability or corresponding contra revenue has been recorded in the Company’s condensed consolidated financial statements.

Exit Activities

We commenced exit activities related to severance and other employee separation costs during the three and nine months ended September 30, 2020. We expensed $0.6 million and $1.1 million for the three and nine months ended September 30, 2020, respectively, as selling, general and administrative expenses on the condensed consolidated statements of operations. We accrued $0.3 million as of September 30, 2020, the majority of which related to the Commercial Services segment. The Company expects to pay the amount before the end of fiscal 2020.

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

HTA Settlement Agreement

During the quarter ended September 30, 2020, we entered into a Settlement and Release Agreement with the former owners of Highway Toll Administration, LLC (the “HTA Settlement Agreement”) related to certain terms in dispute for which the Company sought indemnification. In connection with the HTA Settlement Agreement, the Company recognized a $1.4 million gain for the distribution of escrow funds and a $1.4 million gain for the receipt of additional proceeds in October 2020 from a third party insurance carrier related to this matter, both of which are included in other income, net on the condensed consolidated statements of operations for the three and nine months ended September 30, 2020.

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

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions, and is inclusive of other income, net. The tables below refer to this measure as Segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling transactions and is therefore included in Segment profit (loss). There are no significant non-cash items reported in Segment profit (loss).

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$44,153	$38,827	$—	$82,980
Product sales	—	13,928	—	13,928
Total revenue	44,153	52,755	—	96,908
Cost of service revenue	554	353	—	907
Cost of product sales	—	7,088	—	7,088
Operating expenses	11,796	14,565	—	26,361
Selling, general and administrative expenses	5,920	8,107	514	14,541
Other income, net	(4,949)	(33)	—	(4,982)
Segment profit (loss)	$30,832	$22,675	$(514)	$52,993
Segment profit (loss)	$30,832	$22,675	$(514)	$52,993
Depreciation and amortization	—	—	29,419	29,419
Loss on disposal of assets, net	11	160	—	171
Stock-based compensation	—	—	3,153	3,153
Interest expense, net	—	—	9,578	9,578
Income (loss) before income tax provision	$30,821	$22,515	$(42,664)	$10,672

	For the Three Months Ended September 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$77,633	$33,124	$—	$110,757
Product sales	—	17,483	—	17,483
Total revenue	77,633	50,607	—	128,240
Cost of service revenue	1,064	324	—	1,388
Cost of product sales	—	7,238	—	7,238
Operating expenses	17,777	15,050	—	32,827
Selling, general and administrative expenses	10,407	8,266	287	18,960
Other income, net	(2,672)	(55)	—	(2,727)
Segment profit (loss)	$51,057	$19,784	$(287)	$70,554
Segment profit (loss)	$51,057	$19,784	$(287)	$70,554
Depreciation and amortization	—	—	28,697	28,697
Stock-based compensation	—	—	2,471	2,471
Interest expense, net	—	—	14,932	14,932
Income (loss) before income tax provision	$51,057	$19,784	$(46,387)	$24,454

	For the Nine Months Ended September 30, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$132,667	$112,625	$—	$245,292
Product sales	—	48,138	—	48,138
Total revenue	132,667	160,763	—	293,430
Cost of service revenue	2,007	1,132	—	3,139
Cost of product sales	—	24,838	—	24,838
Operating expenses	39,076	45,729	—	84,805
Selling, general and administrative expenses	29,495	24,926	1,302	55,723
Other income, net	(9,345)	(85)	—	(9,430)
Segment profit (loss)	$71,434	$64,223	$(1,302)	$134,355
Segment profit (loss)	$71,434	$64,223	$(1,302)	$134,355
Depreciation and amortization	—	—	87,828	87,828
Loss on disposal of assets, net	16	158	—	174
Loss from tax receivable agreement adjustment	—	—	4,446	4,446
Stock-based compensation	—	—	9,192	9,192
Interest expense, net	—	—	31,568	31,568
Income (loss) before income tax provision	$71,418	$64,065	$(134,336)	$1,147

	For the Nine Months Ended September 30, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$208,312	$103,572	$—	$311,884
Product sales	—	24,392	—	24,392
Total revenue	208,312	127,964	—	336,276
Cost of service revenue	2,843	1,547	—	4,390
Cost of product sales	—	10,432	—	10,432
Operating expenses	49,595	43,889	—	93,484
Selling, general and administrative expenses	30,798	23,677	1,422	55,897
Other income, net	(8,150)	(129)	—	(8,279)
Segment profit (loss)	$133,226	$48,548	$(1,422)	$180,352
Segment profit (loss)	$133,226	$48,548	$(1,422)	$180,352
Depreciation and amortization	—	—	86,501	86,501
Gain on disposal of assets, net	—	(13)	—	(13)
Impairment of property and equipment	—	5,898	—	5,898
Stock-based compensation	—	—	7,426	7,426
Interest expense, net	—	—	46,621	46,621
Income (loss) before income tax provision	$133,226	$42,663	$(141,970)	$33,919

17.	Guarantor/Non-Guarantor Financial Information

VM Consolidated, Inc., a wholly-owned subsidiary of the Company, is the lead borrower of the First Lien Term Loan and the Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly-owned by Greenlight Acquisition Corporation, which is wholly-owned by Greenlight Intermediate Holding Corporation, which is wholly-owned by Greenlight Holding Corporation, which is wholly-owned by Verra Mobility Holdings, LLC, which is wholly-owned by Verra Mobility Corporation or the Company. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned guarantor subsidiary and non-guarantor subsidiaries.

The following financial information presents the condensed consolidated balance sheets as of September 30, 2020 and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and condensed consolidated statements of cash flows for the nine months ended September 30, 2020 for the Company, combined guarantor subsidiary and combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at September 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$109,881	$19,277	$—	$129,158
Restricted cash	—	549	—	—	549
Accounts receivable (net of allowance for credit loss of $10.1 million )	—	137,081	3,938	—	141,019
Unbilled receivables	—	14,924	1,221	—	16,145
Investment in subsidiary	174,663	75,252	—	(249,915)	—
Prepaid expenses and other current assets	—	21,859	2,855	—	24,714
Total current assets	174,663	359,546	27,291	(249,915)	311,585
Installation and service parts, net	—	6,916	—	—	6,916
Property and equipment, net	—	68,894	4,261	—	73,155
Operating lease assets	—	30,238	310	—	30,548
Intangible assets, net	—	337,906	25,620	—	363,526
Goodwill	—	524,766	58,575	—	583,341
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	2,886	14	—	2,900
Total assets	$343,922	$1,331,152	$116,071	$(419,174)	$1,371,971
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$28,549	$17,052	$—	$45,601
Accrued liabilities	—	14,442	2,867	—	17,309
Current portion of long-term debt	—	9,104	—	—	9,104
Total current liabilities	—	52,095	19,919	—	72,014
Long-term debt, net of current portion	—	833,624	—	—	833,624
Operating lease liabilities, net of current portion	—	28,571	152	—	28,723
Payable to related party pursuant to tax receivable agreement	—	65,620	—	—	65,620
Due to affiliates	—	152,620	16,639	(169,259)	—
Asset retirement obligation	—	6,391	—	—	6,391
Deferred tax liabilities, net	—	17,405	4,109	—	21,514
Other long-term liabilities	—	163	—	—	163
Total liabilities	—	1,156,489	40,819	(169,259)	1,028,049
Total stockholders' equity	343,922	174,663	75,252	(249,915)	343,922
Total liabilities and stockholders' equity	$343,922	$1,331,152	$116,071	$(419,174)	$1,371,971

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$79,414	$3,566	$—	$82,980
Product sales	—	13,928	—	—	13,928
Total revenue	—	93,342	3,566	—	96,908
Cost of service revenue	—	389	518	—	907
Cost of product sales	—	7,088	—	—	7,088
Operating expenses	—	24,484	2,060	—	26,544
Selling, general and administrative expenses	—	16,193	1,318	—	17,511
Depreciation, amortization and (gain) loss on disposal of assets, net	—	28,113	1,477	—	29,590
Total costs and expenses	—	76,267	5,373	—	81,640
Income (loss) from operations	—	17,075	(1,807)	—	15,268
(Income) loss from equity investment	(6,686)	376	—	6,310	—
Interest expense, net	—	9,578	—	—	9,578
Other income, net	—	(4,895)	(87)	—	(4,982)
Total other (income) expenses	(6,686)	5,059	(87)	6,310	4,596
Income (loss) before income tax provision (benefit)	6,686	12,016	(1,720)	(6,310)	10,672
Income tax provision (benefit)	—	5,330	(1,344)	—	3,986
Net income (loss)	$6,686	$6,686	$(376)	$(6,310)	$6,686
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	2,467	—	2,467
Total comprehensive income	$6,686	$6,686	$2,091	$(6,310)	$9,153

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Nine Months Ended September 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$234,848	$10,444	$—	$245,292
Product sales	—	48,138	—	—	48,138
Total revenue	—	282,986	10,444	—	293,430
Cost of service revenue	—	1,508	1,631	—	3,139
Cost of product sales	—	24,838	—	—	24,838
Operating expenses	—	79,988	5,514	—	85,502
Selling, general and administrative expenses	—	59,909	4,309	—	64,218
Depreciation, amortization and (gain) loss on disposal of assets, net	—	83,984	4,018	—	88,002
Total costs and expenses	—	250,227	15,472	—	265,699
Income (loss) from operations	—	32,759	(5,028)	—	27,731
Loss from equity investment	2,029	3,112	—	(5,141)	—
Interest expense, net	—	31,568	—	—	31,568
Loss from tax receivable agreement adjustment	—	4,446	—	—	4,446
Other income, net	—	(9,264)	(166)	—	(9,430)
Total other expenses (income)	2,029	29,862	(166)	(5,141)	26,584
Loss before income tax provision (benefit)	(2,029)	2,897	(4,862)	5,141	1,147
Income tax provision (benefit)	—	4,926	(1,750)	—	3,176
Net loss	$(2,029)	$(2,029)	$(3,112)	$5,141	$(2,029)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(1,408)	—	(1,408)
Total comprehensive loss	$(2,029)	$(2,029)	$(4,520)	$5,141	$(3,437)

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(2,029)	$(2,029)	$(3,112)	$5,141	$(2,029)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	83,826	4,002	—	87,828
Amortization of deferred financing costs and discounts	—	3,725	—	—	3,725
Loss from tax receivable agreement adjustment	—	4,446	—	—	4,446
Credit loss expense	—	10,628	—	—	10,628
Deferred income taxes	—	(2,369)	(1,551)	—	(3,920)
Stock-based compensation	—	9,192	—	—	9,192
Gain from third-party insurance proceeds	—	(1,400)	—	—	(1,400)
Installation and service parts expense	—	704	—	—	704
Accretion expense	—	197	—	—	197
Loss on disposal of assets	—	158	16	—	174
Loss from equity investment	2,029	3,112	—	(5,141)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(59,581)	668	—	(58,913)
Unbilled receivables	—	4,393	(527)	—	3,866
Prepaid expenses and other current assets	—	9,068	(413)	—	8,655
Accounts payable and accrued liabilities	—	(17,678)	2,544	—	(15,134)
Due to affiliates	—	(2,759)	2,759	—	—
Other liabilities	—	(3,669)	—	—	(3,669)
Net cash provided by operating activities	—	39,964	4,386	—	44,350
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(15,938)	(2,379)	—	(18,317)
Cash proceeds from the sale of assets	—	67	—	—	67
Net cash used in investing activities	—	(15,871)	(2,379)	—	(18,250)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(26,503)	—	—	(26,503)
Payment of debt issuance costs	—	(960)	—	—	(960)
Payment of employee tax withholding related to RSUs vesting	—	(486)	—	—	(486)
Net cash used in financing activities	—	(27,949)	—	—	(27,949)
Effect of exchange rate changes on cash and cash equivalents	—	—	(874)	—	(874)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(3,856)	1,133	—	(2,723)
Cash, cash equivalents and restricted cash - beginning of period	—	114,286	18,144	—	132,430
Cash, cash equivalents and restricted cash - end of period	$—	$110,430	$19,277	$—	$129,707

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2020

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$28,200	$—	$—	$28,200
Income taxes paid, net of refunds	—	8,447	289	—	8,736
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	—	—	—	18,287
Additions to ARO, property and equipment, and other	—	127	—	—	127
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	3,034	—	—	3,034

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

Recent Events Affecting Our Operating Results

In December 2019, a novel coronavirus (“COVID-19”) emerged in China and has since spread throughout the world. The World Health Organization declared COVID-19 a pandemic in March 2020, and it continues to significantly disrupt the global economy. In the United States and abroad, many federal, state and local governments have instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. Although we began to see modest signs of recovery during the third quarter of 2020, we expect that COVID-19 will continue to have a significant negative impact on the global economy and travel industry, including rental car companies (“RACs”) in future quarters.

Revenues from RACs in our Commercial Services segment have decreased significantly in fiscal 2020 as a result of reduced airline travel and widespread travel restrictions related to COVID-19. Our RAC customers have experienced increased rental cancellations and declines in forward bookings. Many of these RAC customers have reduced their rental fleet sizes in response to the decline in customer demand. On May 22, 2020, The Hertz Corporation (“Hertz”), one of our key Commercial Services customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the United States Bankruptcy Court for the District of Delaware. While there were modest improvements in travel demand during the third quarter of 2020, the full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. These trends have had, and are expected to continue to have, a significant negative effect on revenues in our Commercial Services segment.

In our Government Solutions segment, school closures resulting from the COVID-19 pandemic have negatively impacted revenues from our school bus stop arm camera and school zone speed camera products. Reductions in vehicle traffic in jurisdictions where we operate photo enforcement programs, payment rates for photo enforcement tickets and temporary inactivity of school zone speed cameras have all negatively impacted service revenue in our Government Solutions segment. During the third quarter of 2020, many schools began reopening and some travel restrictions and stay-at-home orders were cautiously lifted. We cannot predict the duration or full impact of COVID-19 on our overall business and results of operations at this time, but we expect the impact to continue into the fourth quarter of 2020.

As a precautionary measure in response to COVID-19, we shifted most of our workforce to remote operations in March 2020 and we have implemented changes in our physical locations to ensure social distancing. We have not experienced any significant disruptions in our operations as a result of these measures.

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

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

Our Commercial Services segment offers toll and violation management solutions and title and registration services for RACs and FMCs in North America. In Europe, we provide violations processing through Euro Parking Collection plc (“EPC”) and consumer tolling services through Pagatelia S.L (“Pagatelia”).

•

Our Government Solutions segment provides complete, end-to-end red-light, speed, school bus stop arm and bus lane enforcement solutions. We implement and administer traffic safety programs and products for municipalities and local government agencies of all sizes.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

Executive Summary

We operate with long-term customer contracts and a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Generated total revenue of $293.4 million and $336.3 million during the nine months ended September 30, 2020 and 2019, respectively. We grew product sales by $23.7 million year over year; however, due to the ongoing impact of COVID-19, our service revenue declined significantly, as discussed below.

•

Generated cash flows from operating activities of $44.4 million and $95.6 million for the nine months ended September 30, 2020 and 2019, respectively. Our cash on hand was $129.2 million as of September 30, 2020.

•

Reduced our financing costs by refinancing our term loan in February 2020, which reduced the applicable margin on our interest rate by 50 basis points. Our interest expense, net for the nine months ended September 30, 2020 was $31.6 million, a $15.0 million decrease compared to $46.6 million in the same period in 2019.

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

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards and gain or loss on foreign currency transactions.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue	$82,980	$110,757	85.6%	86.4%	$(27,777)	(25.1)%
Product sales	13,928	17,483	14.4%	13.6%	(3,555)	(20.3)%
Total revenue	96,908	128,240	100.0%	100.0%	(31,332)	(24.4)%
Cost of service revenue	907	1,388	0.9%	1.1%	(481)	(34.7)%
Cost of product sales	7,088	7,238	7.3%	5.6%	(150)	(2.1)%
Operating expenses	26,544	32,965	27.4%	25.7%	(6,421)	(19.5)%
Selling, general and administrative expenses	17,511	21,293	18.1%	16.6%	(3,782)	(17.8)%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,590	28,697	30.5%	22.4%	893	3.1%
Total costs and expenses	81,640	91,581	84.2%	71.4%	(9,941)	(10.9)%
Income from operations	15,268	36,659	15.8%	28.6%	(21,391)	(58.4)%
Interest expense, net	9,578	14,932	9.9%	11.6%	(5,354)	(35.9)%
Other income, net	(4,982)	(2,727)	(5.1)%	(2.1)%	(2,255)	82.7%
Total other expenses	4,596	12,205	4.8%	9.5%	(7,609)	(62.3)%
Income before income tax provision	10,672	24,454	11.0%	19.1%	(13,782)	(56.4)%
Income tax provision	3,986	6,702	4.1%	5.3%	(2,716)	(40.5)%
Net income	$6,686	$17,752	6.9%	13.8%	$(11,066)	(62.3)%

Service Revenue.    Service revenue decreased by $27.8 million, or 25.1%, to $83.0 million for the three months ended September 30, 2020 from $110.8 million for the three months ended September 30, 2019, representing 85.6% and 86.4% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue
Commercial Services	$44,153	$77,633	45.5%	60.6%	$(33,480)	(43.1)%
Government Solutions	38,827	33,124	40.1%	25.8%	5,703	17.2%
Total service revenue	$82,980	$110,757	85.6%	86.4%	$(27,777)	(25.1)%

Commercial Services service revenue decreased by $33.5 million, or 43.1%, from $77.6 million for the three months ended September 30, 2019 to $44.2 million for the three months ended September 30, 2020. This decrease was primarily due to the COVID-19 pandemic and related containment measures, which continue to have a significant negative impact on the RAC industry. There was a moderate improvement to service revenue in the third quarter compared to the second quarter of 2020 which could be attributed to typical seasonality or to modest signs of recovery. In either case we anticipate that the impact of COVID-19 will result in year over year revenue declines through March 2021. The full extent and duration of COVID-19’s impact on our financial results is not yet known.

Government Solutions service revenue includes revenue from red-light, speed, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $5.7 million to $38.8 million for the three months ended September 30, 2020 from $33.1 million for the three months ended September 30, 2019. The increase is primarily due to a $7.3 million increase in speed program revenue during the three months ended September 30, 2020 compared to the same period in 2019, resulting from the increase in the total number of camera systems installed. The increase in total installed cameras was partially offset by temporarily inactive school-zone speed cameras due to COVID-19. Our red-light photo enforcement service revenue declined $1.1 million during the three months ended September 30, 2020 compared to the same period in 2019 which was primarily attributed to the impact from COVID-19 on variable rate clients. We also had a $1.2 million service revenue decline from the suspension of school bus stop arm cameras as most school buses were not operating. Service revenue overall for the quarter was negatively impacted by reductions in vehicle traffic and delayed school re-openings, as a result of COVID-19. Although there were signs of modest recovery in the third quarter compared to the second quarter of 2020, we anticipate the negative impacts of COVID-19 to continue into future quarters.

There were an average of 3,730 active camera systems during the three months ended September 30, 2020 compared to an average of 4,759 for the three months ended September 30, 2019. The decline in active camera systems was primarily due to 1,814 cameras that were temporarily inactive due to COVID-19, which was partially offset by the expansion of speed enforcement systems with existing customers.

Product Sales.    Product sales relate to revenue generated from Government Solutions customers who purchase their equipment. Product sales were $13.9 million for the three months ended September 30, 2020 compared to $17.5 million for the same period in 2019. The $3.6 million decrease was driven by a lower average sales price on sales to a large customer.

Cost of Service Revenue.    Cost of service revenue decreased from $1.4 million for the three months ended September 30, 2019 to $0.9 million for the three months ended September 30, 2020. The decrease resulted from decreased costs of collection and other third-party professional services and associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales decreased slightly from $7.2 million in the three months ended September 30, 2019 to $7.1 million in the same period in 2020. The reduction in cost for product sales was due to an approximate 4% decline in unit cost per product.

Operating Expenses.    Operating expenses decreased by $6.4 million, or 19.5%, from $33.0 million for the three months ended September 30, 2019 to $26.5 million for the three months ended September 30, 2020. The decrease was primarily attributable to $2.4 million of lower employee expense due to reduced headcount and bonus expenses, and $3.6 million of transaction processing and related costs in our Commercial Services segment which is consistent with the lower volumes. Operating expenses as a percentage of total revenue increased from 25.7% to 27.4% for the three months ended September 30, 2019 and 2020, respectively. The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Operating expenses
Commercial Services	$11,796	$17,777	12.2%	13.9%	$(5,981)	(33.6)%
Government Solutions	14,565	15,050	15.0%	11.7%	(485)	(3.2)%
Total operating expenses before stock-based compensation	26,361	32,827	27.2%	25.6%	(6,466)	(19.7)%
Stock-based compensation	183	138	0.2%	0.1%	45	32.6%
Total operating expenses	$26,544	$32,965	27.4%	25.7%	$(6,421)	(19.5)%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased to $17.5 million for the three months ended September 30, 2020 compared to $21.3 million for the same period in 2019. The decrease is mainly due to a $2.7 million reduction in credit loss expense resulting from an adjustment to the reserve for receivables that are no longer subject to risk of nonpayment primarily from one of our Commercial Services customers. The decrease is also attributable to an aggregate cutback of $2.4 million in costs as a result of eliminating the bonus accrual, marketing and non-essential travel in 2020. These decreases are partially offset by a $0.8 million increase in consulting fees and $0.6 million increase in stock-based compensation. Selling, general and administrative expenses as a percentage of total revenue increased from 16.6% to 18.1% for the three months ended September 30, 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Selling, general and administrative expenses
Commercial Services	$5,920	$10,407	6.1%	8.1%	$(4,487)	(43.1)%
Government Solutions	8,107	8,266	8.4%	6.5%	(159)	(1.9)%
Corporate and other	514	287	0.5%	0.2%	227	79.1%
Total selling, general and administrative expenses before stock-based compensation	14,541	18,960	15.0%	14.8%	(4,419)	(23.3)%
Stock-based compensation	2,970	2,333	3.1%	1.8%	637	27.3%
Total selling, general and administrative expenses	$17,511	$21,293	18.1%	16.6%	$(3,782)	(17.8)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.    Depreciation, amortization and (gain) loss on disposal of assets, net, increased slightly from $28.7 million for the three months ended September 30, 2019 to $29.6 million for the same period in 2020. The increase is primarily due to the increased depreciation and amortization expense resulting from the Pagatelia acquisition included in the three months ended September 30, 2020 with no comparable amount in the prior year.

Interest Expense, Net.    Interest expense, net decreased by $5.4 million from $14.9 million for the three months ended September 30, 2019 to $9.6 million for the same period in 2020. This decrease is primarily as a result of lower interest rates coupled with the refinancing of our First Lien Term Loan (as defined and discussed below) in February 2020, which reduced the applicable margin on the interest rate by 50 basis points. See “Liquidity and Capital Resources.”

Other Income, Net.    Other income, net was $5.0 million for the three months ended September 30, 2020 compared to $2.7 million for the three months ended September 30, 2019. The increase of $2.3 million was primarily due to a $1.4 million gain related to the HTA Settlement Agreement and another $1.4 million gain for the receipt of insurance proceeds related to this matter, both of which are further discussed in Note 15, Commitments and Contingencies, partially offset by the decreased volume in purchasing card rebates resulting from COVID-19’s impact on toll usage.

Income Tax Provision.    Income tax provision was $4.0 million representing an effective tax rate of 37.4% for the three months ended September 30, 2020 compared to $6.7 million, representing an effective tax rate of 27.4 % for the same period in 2019. The effective tax rate change was primarily due to lower pre-tax income in the current period, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current period.

Net Income.    We had net income of $6.7 million for the three months ended September 30, 2020, compared to $17.8 million for the three months ended September 30, 2019. The $11.1 million decrease in net income was primarily due to the decline in revenue from the impact of COVID-19 on our RAC customers, and the other statement of operations activity discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue	$245,292	$311,884	83.6%	92.7%	$(66,592)	(21.4)%
Product sales	48,138	24,392	16.4%	7.3%	23,746	97.4%
Total revenue	293,430	336,276	100.0%	100.0%	(42,846)	(12.7)%
Cost of service revenue	3,139	4,390	1.1%	1.3%	(1,251)	(28.5)%
Cost of product sales	24,838	10,432	8.4%	3.1%	14,406	138.1%
Operating expenses	85,502	94,098	29.1%	28.0%	(8,596)	(9.1)%
Selling, general and administrative expenses	64,218	62,709	21.9%	18.6%	1,509	2.4%
Depreciation, amortization and (gain) loss on disposal of assets, net	88,002	86,488	30.0%	25.7%	1,514	1.8%
Impairment of property and equipment	—	5,898	—	1.8%	(5,898)	(100.0)%
Total costs and expenses	265,699	264,015	90.5%	78.5%	1,684	0.6%
Income from operations	27,731	72,261	9.5%	21.5%	(44,530)	(61.6)%
Interest expense, net	31,568	46,621	10.8%	13.9%	(15,053)	(32.3)%
Loss from tax receivable agreement adjustment	4,446	—	1.5%	—	4,446	n/a
Other income, net	(9,430)	(8,279)	(3.2)%	(2.5)%	(1,151)	13.9%
Total other expenses	26,584	38,342	9.1%	11.4%	(11,758)	(30.7)%
Income before income tax provision	1,147	33,919	0.4%	10.1%	(32,772)	(96.6)%
Income tax provision	3,176	9,756	1.1%	2.9%	(6,580)	(67.4)%
Net (loss) income	$(2,029)	$24,163	(0.7)%	7.2%	$(26,192)	(108.4)%

Service Revenue.    Service revenue decreased by $66.6 million, or 21.4%, to $245.3 million for the nine months ended September 30, 2020 from $311.9 million for the nine months ended September 30, 2019, representing 83.6% and 92.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue
Commercial Services	$132,667	$208,312	45.2%	61.9%	$(75,645)	(36.3)%
Government Solutions	112,625	103,572	38.4%	30.8%	9,053	8.7%
Total service revenue	$245,292	$311,884	83.6%	92.7%	$(66,592)	(21.4)%

Commercial Services service revenue decreased by $75.6 million, or 36.3%, from $208.3 million for the nine months ended September 30, 2019 to $132.7 million for the nine months ended September 30, 2020. This decrease was primarily due to the COVID-19 pandemic and related containment measures, which continue to have a significant negative impact on the RAC industry beginning in March 2020. There was a moderate improvement to service revenue in the third quarter compared to the second quarter of 2020 which could be attributed to typical seasonality or to modest signs of recovery. In either case we anticipate that the impact of COVID-19 will result in year over year revenue declines through March 2021. The full extent and duration of COVID-19’s impact on our financial results is not yet known.

Government Solutions service revenue includes revenue from red-light, speed, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $9.1 million to $112.6 million for the nine months ended September 30, 2020 from $103.6 million for the nine months ended September 30, 2019. Our red-light photo enforcement service revenue declined $6.5 million during the nine months ended September 30, 2020 compared to the same period in 2019. This was primarily due to a $3.5 million decline from the loss of certain Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The remainder of the decline was primarily attributed to the impact from COVID-19 on variable rate clients. We also had a $2.7 million decrease in service revenue from the suspension of school bus stop arm cameras as most school buses were not operating for much of this period. These declines were offset by speed program revenue, which grew approximately $18.0 million in the nine months ended September 30, 2020, compared to the same period in 2019, due to an increase in the total number of camera systems installed.

There was an average of 4,008 active camera systems during the nine months ended September 30, 2020 compared to an average of 4,666 for the nine months ended September 30, 2019. The decline in active camera systems was primarily due to 1,245 cameras that are temporarily inactive due to COVID-19, and the loss of Texas programs noted above. These declines were partially offset by the expansion of speed enforcement systems with existing customers.

Service revenue for the year was negatively impacted from COVID-19 beginning in March 2020 which led to reduction in vehicle traffic as a result of stay-at-home orders and early school closures and delayed re-openings in certain jurisdictions in which we operate. Although there were signs of modest recovery in the third quarter compared to the second quarter of 2020, we anticipate the negative impacts of COVID-19 to continue in future quarters.

Product Sales.    Product sales were $48.1 million and $24.4 million for the nine months ended September 30, 2020 and 2019, respectively, which relate to revenue generated from Government Solutions customers who purchase their equipment. Product sales increased by $23.7 million which was primarily driven by sales to a single customer that is currently expanding its existing school zone speed program.

Cost of Service Revenue.    Cost of service revenue decreased year over year, from $4.4 million for the nine months ended September 30, 2019 to $3.1 million for the nine months ended September 30, 2020. The decrease resulted from decreased costs of collection and other third-party professional services and associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales increased by $14.4 million from $10.4 million in the nine months ended September 30, 2019 to $24.8 million in the same period in 2020, and was consistent with the increase in product sales.

Operating Expenses.    Operating expenses decreased by $8.6 million, or 9.1%, from $94.1 million for the nine months ended September 30, 2019 to $85.5 million for the nine months ended September 30, 2020. This decrease was primarily attributable to decreases of $3.4 million in employee wages due to furloughs, reduced headcount and bonus expense, and $7.5 million in transaction processing and other volume related costs, which were partially offset by increases in subcontractor expenses and operational equipment costs. Operating expenses as a percentage of total revenue increased from 28.0% to 29.1% for the nine months ended September 30, 2019 and 2020, respectively. The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Operating expenses
Commercial Services	$39,076	$49,595	13.3%	14.7%	$(10,519)	(21.2)%
Government Solutions	45,729	43,889	15.6%	13.1%	1,840	4.2%
Total operating expenses before stock-based compensation	84,805	93,484	28.9%	27.8%	(8,679)	(9.3)%
Stock-based compensation	697	614	0.2%	0.2%	83	13.5%
Total operating expenses	$85,502	$94,098	29.1%	28.0%	$(8,596)	(9.1)%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $1.5 million to $64.2 million for the nine months ended September 30, 2020 compared to $62.7 million for the same period in 2019. We recorded a $10.6 million credit loss expense during the year as a result of the new CECL accounting standard, discussed further in the notes to the condensed consolidated financial statements. This contributed $5.3 million to the increase year over year, in addition to a $1.7 million increase in stock-based compensation and $1.1 million increase in consulting fees. These increases were partially offset by an aggregate $5.9 million decrease in costs related to the bonus expense as a result of eliminating the bonus accrual, marketing and non-essential travel. Selling, general and administrative expenses as a percentage of total revenue increased from 18.6% to 21.9% for the nine months ended September 30, 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Selling, general and administrative expenses
Commercial Services	$29,495	$30,798	10.1%	9.2%	$(1,303)	(4.2)%
Government Solutions	24,926	23,677	8.5%	7.0%	1,249	5.3%
Corporate and other	1,302	1,422	0.4%	0.4%	(120)	(8.4)%
Total selling, general and administrative expenses before stock-based compensation	55,723	55,897	19.0%	16.6%	(174)	(0.3)%
Stock-based compensation	8,495	6,812	2.9%	2.0%	1,683	24.7%
Total selling, general and administrative expenses	$64,218	$62,709	21.9%	18.6%	$1,509	2.4%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.    Depreciation, amortization and (gain) loss on disposal of assets, net, increased from $86.5 million for the nine months ended September 30, 2019 to $88.0 million for the same period in 2020. The increase is primarily due to the increased depreciation and amortization expense resulting from the Pagatelia acquisition included in the nine months ended September 30, 2020 with no comparable amount in the prior year.

Impairment of Property and Equipment.  Impairment of property and equipment for the nine months ended September 30, 2019 includes a $5.9 million impairment charge as a result of legislation that banned most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.    Interest expense, net decreased by $15.1 million from $46.6 million for the nine months ended September 30, 2019 to $31.6 million for the same period in 2020. This decrease is primarily as a result of lower interest rates coupled with the refinancing of our First Lien Term Loan (as defined and discussed below) in February 2020, which reduced the applicable margin on the interest rate by 50 basis points. See “Liquidity and Capital Resources” below.

Loss from Tax Receivable Agreement Adjustment. We recorded a $4.4 million charge to loss from tax receivable agreement adjustment for the nine months ended September 30, 2020. The adjustment reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment.

Other Income, Net.  Other income, net was $9.4 million for the nine months ended September 30, 2020 compared to $8.3 million for the nine months ended September 30, 2019. The increase of $1.2 million was primarily due to a $1.4 million gain related to the HTA Settlement Agreement and another $1.4 million gain for the receipt of insurance proceeds related to this matter, both of which are further discussed in Note 15, Commitments and Contingencies, partially offset by the decreased volume in purchasing card rebates resulting from COVID-19’s impact on toll usage.

Income Tax Provision.    Income tax provision was $3.2 million representing an effective tax rate of 276.9% for the nine months ended September 30, 2020 compared to $9.8 million, representing an effective tax rate of 28.8% for the same period in 2019. The effective tax rate change was primarily due to lower pre-tax income in the current year, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current year.

Net (Loss) Income.    We had a net loss of $(2.0) million for the nine months ended September 30, 2020, as compared to net income of $24.2 million for the nine months ended September 30, 2019. The $26.2 million decrease in net (loss) income was primarily due to the decline in revenue from the impact of COVID-19 on our RAC customers, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and borrowings under our 2018 Credit Facilities (as defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our availability to borrow under our Revolver (as defined below) will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowings on our Revolver, or equity financings, all of which may not be available to us on favorable terms or at all. Please also see section entitled “Risk Factors.”

We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2020, we had $44.0 million available for borrowing, net of letters of credit, under our Revolver.

Concentration of Credit Risk

As of September 30, 2020, the City of New York Department of Transportation (“NYCDOT”) represented 50.1% of accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At September 30, 2020, the Legacy Contract had an open receivable balance of $16.6 million, of which $8.0 million had aged beyond NYCDOT’s 45-day payment terms. As of September 30, 2020, the Company had invoiced NYCDOT for $43.6 million in product revenue and $9.5 million in service revenue under the Emergency Contract. NYCDOT has not made any payments against the Emergency Contract to date. The Company is working to clear administrative hurdles that will allow NYCDOT to proceed with payment. See Note 4, Accounts Receivables, Net for additional information on the concentration of credit risk. For additional information on the risks and uncertainties relating to our government contracts, please see the risk factor entitled “Our government contracts are subject to unique risks and uncertainties, including termination rights, audits and investigations, any of which could have a material adverse effect on our business” set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2020	2019
Net cash provided by operating activities	$44,350	$95,586
Net cash used in investing activities	(18,250)	(17,478)
Net cash used in financing activities	(27,949)	(7,126)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $51.2 million, from $95.6 million for the nine months ended September 30, 2019 to $44.4 million for the nine months ended September 30, 2020. Net income year over year decreased by $26.2 million, from $24.2 million in 2019 to a net loss of $(2.0) million in 2020. The aggregate adjustments to net (loss) income increased $9.4 million mainly due to a $5.3 million increase in credit loss expense related to the CECL accounting standard, a $5.5 million change in deferred income taxes and the $4.4 million loss from tax receivable agreement adjustment. These increases were offset by a $5.9 million impairment of property and equipment in the prior year with no comparable amount in the current year.

There was an aggregate $34.5 million decrease in the changes in operating assets and liabilities, which was driven primarily by an increase in accounts receivables due to collection delays on the accounts receivable associated with our fixed speed camera product sales to NYCDOT, combined with a decrease in accounts payable and accrued liabilities due to the payout of the 2019 bonus accrual with no accrual for fiscal 2020 and a combination of other factors, the largest of which include a drop in subcontractor accruals, and a decrease in the balance of credit cards payable due to a drop in replenishments required by tolling authorities.

Cash Flows from Investing Activities

Cash used in investing activities was $18.3 million and $17.5 million for the nine months ended September 30, 2020 and 2019, respectively, which was related to purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash used in financing activities was $27.9 million and $7.1 million for the nine months ended September 30, 2020 and 2019, respectively. The cash used in 2020 increased primarily as a result of a $19.7 million mandatory prepayment of excess cash flows we made pursuant to the terms of the First Lien Term Loan (as defined below), and costs associated with refinancing the First Lien Term Loan in February 2020.

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

The First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The First Lien Term Loan matures on February 28, 2025. We refinanced the entire outstanding amount under the First Lien Term Loan on February 20, 2020, which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of September 30, 2020, the interest rate on the First Lien Term Loan was 3.4%.

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

The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the refinancing of the First Lien Term Loan discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%,

1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At September 30, 2020, we had no outstanding borrowings on the Revolver and availability to borrow under the Revolver was $44.0 million, net of $6.3 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375%, and we are also required to pay participation and fronting fees at 1.38% on $6.3 million of outstanding letters of credit as of September 30, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At September 30, 2020, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

We recorded interest expense, including amortization of deferred financing costs and discounts, of $9.6 million and $14.9 million for the three months ended September 30, 2020 and 2019, respectively, and $31.6 million and $46.6 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2020.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the First Lien Term Loan, which has an outstanding balance of $867.9 million at September 30, 2020. We refinanced the First Lien Term Loan on February 20, 2020 which reduced the previous applicable margin by 50 basis points. The First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At September 30, 2020, the interest rate on the First Lien Term Loan was 3.4%. Based on the September 30, 2020 balance outstanding, each 1% movement in interest rates will result in an approximately $8.7 million change in annual interest expense.

We have not engaged in any hedging activities during the nine months ended September 30, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2020 and, based on their evaluation, have concluded the controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2019, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will likely be completed prior to the end of our 2020 fiscal year.

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

Our business and results of operations may be adversely affected by the COVID-19 pandemic.

On March 11, 2020, the World Health Organization designated COVID-19 a pandemic. In the United States and abroad, many federal, state and local governments instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. COVID-19 has caused severe disruption to the global economy.

As a result of these restrictions, we shifted most of our workforce to remote operations and have implemented changes in our physical locations to ensure social distancing. While we have not experienced any significant disruptions in our operations to date, these measures may result in decreases in productivity, an increased risk of information security breaches and delays in responses to our customers, which could harm customer relations and adversely impact our business. COVID-19 may also cause us to temporarily suspend or ultimately forego strategic acquisitions, business initiatives or expansions into new markets. Also, our existing customers may seek to terminate or renegotiate their contracts with us or seek pricing concessions as a result of changes in their business needs or financial condition. In addition, certain of our customers have reduced their operations during the pandemic, and government restrictions could further restrict our operations or result in supply chain interruptions. The measures implemented to contain COVID-19 have had, and we expect will continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position, both in the near term and on a year-over-year basis.

The COVID-19 pandemic has adversely affected our revenues from key customers in the rental car industry, on which our Commercial Services segment is dependent, and from photo enforcement programs in our Government Solutions segment.

Our Commercial Services segment is dependent on certain key customers, including those in the RAC industry, such as Hertz, Avis Budget Group, Inc. and Enterprise Holdings, Inc. COVID-19 continues to have a significant negative impact on the RAC industry. Reduced airline travel and widespread travel restrictions resulted in declining customer demand and many RACs have responded by reducing fleet sizes. In addition, in May 2020, Hertz, one of our key Commercial Services customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the United States Bankruptcy Court for the District of Delaware. The full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. However, we expect that if our RAC customers continue to experience adversity in their businesses or file for bankruptcy, they may delay or default on their payment commitments to us or request to modify or renegotiate pre-existing contractual commitments on terms that are less favorable to us, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
10.2	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
10.3	Separation Agreement, dated September 30, 2020, by and between Vincent Brigidi and VM Consolidated, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: November 5, 2020	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)
	By:	/s/ Patricia Chiodo
Patricia Chiodo
Chief Financial Officer (Principal Financial and Accounting Officer)