Form 10-K
period 2020-12-31
VERRA MOBILITY Corp
filed 2021-03-01
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2020, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $1,366,421,691 (132,920,398 shares at a closing price per share of $10.28).

As of February 24, 2021, the registrant had 162,268,865 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 25, 2021 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2020

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, future impacts or disruption to our business as a result of the novel coronavirus (“COVID-19”), market conditions, growth and trends, expected cost reductions, synergies related to our recent or future acquisitions, expansion plans and opportunities and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

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

On June 21, 2018, Gores, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores (“First Merger Sub”), AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores (“Second Merger Sub”), Greenlight Holding II Corporation (“Greenlight”), and PE Greenlight Holdings, LLC (the “Platinum Stockholder”) entered into an Agreement and Plan of Merger as amended on August 23, 2018 by that certain Amendment No. 1 to Agreement and Plan of Merger (as amended, the “Merger Agreement”), which provided for, among other things, (i) the merger of First Merger Sub with and into Greenlight, with Greenlight continuing as the surviving corporation (the “First Merger”) and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the merger of Greenlight with and into Second Merger Sub, with Second Merger Sub continuing as the surviving entity (the “Second Merger” and, together with the First Merger, the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

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

Based in Mesa, Arizona, we operate through two primary segments – Commercial Services and Government Solutions. Through our Commercial Services segment, we believe we are the market leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in the United States and Canada. In Europe, we provide violations processing through Euro Parking Collection plc (“EPC”) and consumer tolling services through Pagatelia S.L (“Pagatelia”). Through our Government Solutions segment, we believe we are the market-leading provider of automated safety solutions to municipalities, counties, school districts and law enforcement agencies (which are collectively referred to herein as “local government agencies”), including services and technology that enable photo enforcement via road safety camera programs related to red-light, speed, school bus, and city bus lanes.

Segments

Commercial Services

Our Commercial Services segment generated approximately $180.9 million in revenue for 2020, or approximately 46% of our total revenue. The Commercial Services segment is the market-leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in North America. Through our established relationships with more than 50 individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing a value-added convenience for vehicle drivers and benefits to the tolling and issuing authorities. Without our toll and violations management solutions, our customers would bear the expense and administrative burden of matching tolls or violations to the responsible vehicle and driver, and then either transferring liability or paying the fee or fine directly (for which it may then need to bill the driver) – in either case within specified time periods to avoid the potential imposition of penalties. We mitigate these risks by ensuring timely payment for tolls and violations incurred by our customers’ vehicles or by performing timely transfers of liability on our customers’ behalf, and then billing and collecting from the driver as applicable. We also manage regional toll transponder installation and vehicle association, an especially critical and highly complex component for RAC and FMC customers, to ensure that the transponder (and corresponding toll transactions) are associated with the correct vehicle.

We have long-standing relationships with the three largest RACs in the United States – Avis Budget Group, Enterprise Holdings, Inc. and The Hertz Corporation – among others, as well as the six largest FMCs in the United States, which are Element, ARI, Enterprise Fleet Management, Wheels, LeasePlan and Donlen. We provide coverage for more than 95% of all toll roads in the United States and currently one toll road in Canada, processing more than 171 million toll transactions and 1.3 million traffic violations in 2020. Following the acquisition of EPC in April 2018, we extended our customer base to include violation-issuing authorities in Europe and expanded our commercial services to include identification, notification, and collection of unpaid traffic, parking, and public transportation related violations incurred by vehicle drivers not originating in the country where the violation occurred. We expanded our presence in Europe to include electronic toll collection on highways and car parks throughout Spain, Portugal, France and Italy through our acquisition of Pagatelia in October 2019.

Government Solutions

Our Government Solutions segment generated approximately $212.7 million in revenue for 2020, or approximately 54% of our total revenue. This segment works with local government agencies to help make cities and roadways safer for everyone through automated safety solutions. We provide local government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, and city bus lanes. Our proprietary hardware and software technologies provide local government agencies the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we install, maintain, and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner. Additionally, upon law enforcement’s determination that a violation has occurred, we manage the citation mailing, billing, and other administrative tasks on behalf of many of our customers.

We are a critical partner to local government agencies across the United States, helping to facilitate and increase public safety, improve public transportation, enhance law enforcement officer safety and act as a police force multiplier by allowing law enforcement to focus on serious crimes rather than routine traffic violations. We currently have more than 5,800 red-light, speed, school bus and city bus lane road safety cameras installed across nearly 160 jurisdictions and school districts in 17 states and the District of Columbia. On an annual basis, we process approximately 10.9 million violations on behalf of our municipality and school district customers, including New York City, Seattle, Washington D.C., Austin Independent School District, Philadelphia, Orlando and Atlanta Public Schools. In January 2021, we entered into an agreement to acquire 100% of outstanding equity of Redflex Holdings Limited (“Redflex”), which, if completed, would expand our presence in the United States, Europe and Australia.

The Industries in Which We Operate

Tolling

Tolling is an important feature of the United States transportation landscape, with United States tolling authorities collecting nearly $21 billion in toll revenues in 2018. As a result, tolling is one of the most effective and equitable ways to pay for highway infrastructure. In addition to the overall growth in tolling reflected in the U.S. Department of Transportation Federal Highway Administration’s tracking of total toll bridge, tunnel and road mileage, there is also a growing movement towards cashless and all-electronic tolling, which allows for more convenient, accurate and reliable processing and collection of toll incurrence fees and mitigates congestion on toll roads. The tolling industry is highly fragmented and complex as it is comprised of more than 50 tolling authorities, each operating as independent organizations with specific coverage regions and disparate technology platforms.

Commercial Fleet

Our Commercial Services customers consist of RACs, FMCs and other large fleet owners. RAC industry revenue in the United States fell 27% in 2020 compared to 2019, due in large part to the COVID-19 pandemic. The nearly $23 billion United States RAC industry is highly consolidated, with three companies accounting for a significant majority of United States RAC revenues in 2020. In addition to the larger nationwide RACs, smaller independent companies operate regionally throughout the United States. The RAC industry is driven by increases in the average number of days a vehicle is rented. While the COVID-19 pandemic negatively affected RAC industry trends in fiscal 2020, the length of rentals returned to previous seasonality patterns beginning in the second half of 2020. The industry is also being impacted by the growth in usage cases for rental cars in urban areas and partnerships with rideshare providers to rent vehicles to their independent drivers, leading to additional rental transactions. Management believes the European RAC market, while more fragmented than the U.S. market, is large in size. According to Automotive Fleet Magazine, there are nearly 6.4 million fleet vehicles in the United States, approximately 3.1 million of which are under management by FMCs. The fleet industry in North America is primarily centered on vocational vehicles utilized for transporting people along with the tools, parts and equipment required to perform their jobs, largely insulating the industry from disruptions caused by today’s rideshare and carshare services. In Europe, the FMC market is estimated to be more than 6 million vehicles, with over half under management by the top five European FMCs.

Automated Safety

As the number of vehicle miles traveled continues to increase and cities and municipalities struggle to deal with the challenges of managing traffic enforcement, photo-enforcement solutions continue to play a prominent role in comprehensive safety initiatives. According to the National Highway Traffic Safety Administration, speeding and red-light running cause around 10,000 fatalities each year. In 2020, the Congressional Research Service found cameras to be an effective tool for law enforcement and other agencies to reduce the number of traffic-related violations, collisions, injuries and fatalities, and the American Association of State Highway and Transportation Officials has called on states to support greater use of automated speed enforcement. A 2019 Accident Analysis & Prevention article reported that that red-light cameras reduce total crashes by as much as 12%. A 2019 research article published in PLOS ONE noted that speed cameras reduce traffic collisions by as much as 15% on average for the treated sites. Additionally, programs like Vision Zero, a collaborative campaign helping communities reach their goals of eliminating all traffic fatalities and severe injuries, across most major U.S. cities, are driving capital investment to make meaningful strides in traffic safety.

Growth Strategies

Benefit from Strong Industry Tailwinds

We believe there is significant opportunity in both Commercial Services and Government Solutions as states, counties, and municipalities seek creative solutions to address reduced tax revenues and budgets for roads and other transportation infrastructure.

In Commercial Services, we believe that as state and local governments fund a growing list of infrastructure, maintenance and construction projects, there will be an increase in the number of toll roads, including new express and high occupancy lanes in urban areas. We expect this trend will also increase utilization of dynamic tolling, which allows toll rates to fluctuate based on traffic trends and real-time congestion. In addition, nearly half of the toll roads in the United States have transitioned to cashless or all-electronic payment. These trends create significant opportunities for us to expand our market presence while developing relationships with both new and existing RACs, FMCs, consumers and tolling authorities.

In Government Solutions, public attention given to traffic safety issues for drivers, pedestrians, children, bicyclists and law enforcement is intensifying and state and local governments are facing shortfalls in transportation revenue. In this context, smart technology solutions have emerged as an effective and revenue-positive method to address traffic safety issues. We believe that as public focus intensifies, the demand for our Government Solutions offerings will grow as well, and that we are positioned to take advantage of these opportunities.

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

We believe leveraging our differentiated capabilities into new and growing end markets, such as ridesharing, carsharing and autonomous vehicles, provides attractive growth opportunities. The ridesharing and carsharing market, which includes vehicles leased to individual drivers, gives us a low-risk opportunity to grow Commercial Services revenues while at the same time insulating us from any market shift between ridesharing, carsharing and RACs. Further, this growth prospect comes at little additional investment as we are able to leverage the same technologies and solutions we have already developed for our RAC and FMC customers. As an already established leader, we believe we are well-positioned to be a first mover and to become a provider of choice in these new end markets.

Urban enforcement, curb management and citation processing solutions in the smart city movement also present significant opportunities for us. Our existing technologies and solutions could be adopted to take advantage of this market, providing an additional avenue for growth.

As state and local governments seek solutions to increase mobility and safety solutions in a challenging revenue environment, our Government Solutions business unit represents an opportunity to leverage our long-standing relationships with state and local governments in order to provide other smart mobility technology solutions, such as automatic license plate recognition, and new developing technologies, such as connected vehicle technology.

Expand Global Footprint

We believe there is significant opportunity to expand into attractive markets across Europe and beyond, and to that end, we have established a location in the Netherlands to serve as our European headquarters from which we are launching our RAC and FMC business in Europe. In September 2019, we entered into a partnership with APRR, Europe’s fourth-largest motorway operator, which enables us to provide our toll management services to French customers. In January 2021, we signed an agreement with Rent A Car France to expand electronic toll collection throughout France after a successful pilot program. Also in January 2021, we entered into an agreement to acquire 100% of outstanding equity of Redflex, which, if completed, would expand our presence in the United States, Europe and Australia.

We also intend to leverage our recent acquisitions of EPC and Pagatelia and the anticipated acquisition of Redflex to further bolster our growth into new and existing markets globally.

Through EPC we now have the capability to provide services in more than 18 languages and more than 10 currencies and to leverage existing connections with approximately 30 vehicle licensing authorities and over 450 toll and ticket-issuing authorities for whom we bill violators in more than 130 countries. Additionally, Pagatelia has established relationships with tolling authorities throughout Spain, Portugal, France and Italy, through which it offers interoperable electronic tolling both directly to consumers and through white-label partners. Through these recent acquisitions we have an opportunity to provide existing and new RAC and FMC customers with a convenient and effective solution similar to our current offering in the United States.

Pursue Accretive Acquisitions

In addition to organic growth initiatives, we have significant opportunities to increase our competitive positioning and strengthen our portfolio of products and solutions through strategic acquisitions. We have demonstrated the ability to identify and execute strategic acquisitions, as we did with Highway Toll Administration LLC and Canada Highway Toll Administration (collectively, “HTA”) and EPC in 2018 and Pagatelia in 2019, as well as our recent agreement to acquire Redflex in 2021. We constantly monitor the market for potential acquisition targets, which are evaluated based on their potential strategic impact, including growth potential, synergies, end-market development, customer relationships, technology, and cash flow. Our management team has a strong track record of integrating acquisitions and driving synergies, and has identified a strong pipeline for future acquisitions.

Products

Commercial Services

Toll management solutions.

We provide fully outsourced toll management solutions for our RAC and FMC customers while also providing a value-added convenience for vehicle drivers via our established relationships and integrations with more than 50 individual tolling authorities throughout the United States. This comprehensive network allows RAC and FMC drivers the convenience of using cashless and all-electronic tolls. Additionally, this service helps prevent the liability and business disruption of costly toll violations incurred by vehicles owned by RAC and FMC customers and eliminates their need to manage a nationwide program internally. Our proprietary software technology and hardware allow us to effectively match a toll to the specific RAC or FMC vehicle and driver so that the toll can accurately and reliably be billed and collected on behalf of, or directly from, the RAC or FMC. Toll management solutions accounted for approximately 36% of our 2020 revenues.

Violations management solutions.

Our violations management solutions process violations incurred by the drivers of RAC and FMC vehicles by working with more than 8,000 domestic violation issuing authorities (more than 400 of which we are directly integrated with) to either pay the fine on behalf of the vehicle owner (for which we are able to bill the driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. In Europe, we specialize in the identification, notification, and collection of unpaid traffic, parking and public transport related fees, charges, and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in more than 17 European countries. Violation management solutions accounted for approximately 7% of our 2020 revenues.

Title and registration solutions.

Our title and registration solutions provide RAC and FMC customers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by leveraging connections with individual departments of motor vehicles for electronic title and registration processing in 20 states. Title and registration solutions accounted for approximately 3% of our 2020 revenues.

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

Applying rules specified by each customer, we automatically send the captured event to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Direct service revenue from red-light cameras, speed cameras, school bus cameras, and city bus lane cameras for red-light, speed, school bus and city bus lane solutions accounted for approximately 36% of our 2020 revenues. Other segment service revenue consists primarily of ancillary revenue streams, including product revenues and other ancillary services, which comprise 3% of total revenue. Product sales to customers are not recurring and are dependent on our customers’ needs, and account for 15% of total revenue.

Customers

We have a diverse customer base across the United States, Canada, and Europe. We are a top provider of toll management solutions, violations management solutions, and title and registration solutions for nearly every major RAC and FMC provider nationwide, including Avis Budget Group, Enterprise Holdings, Inc., Fox Rent a Car, Sixt Rent A Car, Element, ARI, Donlen, Wheels and The Hertz Corporation. In addition, we provide automated safety solutions to local government agencies including New York City, Seattle, Washington D.C., Austin Independent School District, Philadelphia, Orlando and Atlanta Public Schools. For many of our customers, we provide more than one product or service offering, addressing the diverse and varied needs of our clients.

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

Our general policy is to seek patent protection for those inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 61 U.S. and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

Government Regulation

We are subject to various local, state and federal laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-kickback, equal employment, minimum wages and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as comparable state and local agencies, including the departments of transportation, departments of motor vehicles, and offices of inspector general. Following the acquisition of EPC and Pagatelia, and in connection with our European expansion efforts, we are now subject to laws, regulations and administrative practices addressing many of these same matters in Europe, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, as well as European regulations to traffic enforcement and collections and other financial and banking regulations.

As part of our business, we collect, process, use and disclose personal information directly or for our customers and, therefore, are subject to various laws protecting privacy and security of personal information, including the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”), the Data Protection Act of 2018 in the United Kingdom (the “UK Data Protection Act”), the California Consumer Privacy Act (the “CCPA”) and other state privacy laws in the United States. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules. As we expand our operations in foreign countries, or as U.S. federal or state law changes, our liability exposure and the complexity and cost of compliance with data and privacy requirements, including the GDPR, the UK Data Protection Act, the CCPA and other US state privacy laws, will increase. Laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and governmental authorities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices.

Automated photo enforcement camera programs in the United States are typically regulated at the state and local level, not the federal level. Since 2010, there have been over 1,500 pieces of legislation introduced nationwide related to the photo enforcement industry. In general, photo enforcement is administrated by local government agencies, under either state enabling legislation or under home rule authority established under the relevant state constitution. Where enabling legislation is not required, local ordinances impose further restrictions within a given jurisdiction. Whether in a state requiring enabling legislation or in home-rule states where municipalities pass ordinances permitting photo enforcement, if the legislation or ordinance is subsequently repealed, not renewed if required, or if the authority for a local ordinance is revoked, photo enforcement activities would stop. At times, state Attorneys General have issued opinions interpreting photo enforcement laws and the permissibility of certain practices or other requirements of practice that further restrict private activities. For example, the Attorneys General of Arizona, Tennessee and Virginia have each issued opinions in recent years that impacted photo enforcement activities.

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

Human Capital Management

Verra Mobility is a leading provider of smart mobility technology solutions and services throughout the United States, Canada, and Europe, and our employees are critical to our success. To continue producing and delivering high-quality solutions and services to our customers, and to compete and succeed in our highly competitive and rapidly evolving market, it is critical that we continue to attract, retain and develop a diverse group of talented individuals at all levels of our organization.

As of December 31, 2020, we had 640 employees. Of our full-time employees, 585 were located in the United States and 55 were located internationally. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our 24 employees in Staten Island, New York. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

Talent Acquisition and Development

Our success depends upon attracting, retaining and developing a diverse group of talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, contribute their own unique perspective and skill set and create long-term value for our stockholders. We have implemented purposeful hiring strategies that include opportunities for internal mobility and promotion and an employee referral program, both of which we believe will further strengthen our growing employee base and promote retention at our Company. Of the 140 positions filled in fiscal 2020, 55 were internal candidates or referred by current Verra Mobility employees. We have a multifaceted talent development framework that includes functional training, management training and targeted development problems, such as our Six Sigma training that aims to further enhance operational skills in our Government Solutions business unit. We also develop our employees through an annual performance review and assessment process that incorporates a dual-performance rating system and provides each employee with concrete, actionable feedback that will enable them to succeed at our Company.

Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with the Company’s and individual performance, and to provide a compensation package that will attract, retain, motivate and reward employees to achieve superior results. The structure of our compensation programs balances incentives for both short-term and long-term performance. In addition to cash compensation, we offer employees benefits such as life insurance, health (medical, dental and vision) insurance, health savings accounts, flexible spending accounts, accident insurance, paid time off, paid parental leave and a company-sponsored 401(k) plan. For key leadership positions, we also provide compensation packages that include annual incentive bonuses and long-term equity awards.

Employee Engagement

We seek employees who collaborate and value differences, think and act globally, foster an engaging climate, and recognize and develop others. We engage and survey our employee population to gather insight, feedback, and data about employees’ engagement, workplace experiences, and manager effectiveness. Survey results inform and support corporate, business unit, department, and team action plans, with the goal of enhancing workplace satisfaction and overall employee well-being and effectiveness.

Corporate Information

We were originally incorporated in Delaware on August 15, 2016 under the name “Gores Holdings II, Inc.” as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated our IPO, following which our shares began trading on Nasdaq. On October 17, 2018, we consummated the Business Combination and changed our name to “Verra Mobility Corporation” and we became the owner, directly or indirectly, of all the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Our principal executive office is located at 1150 North Alma School Road, Mesa, AZ 85201. Our telephone number is (480) 443-7000. Our website address is www.verramobility.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K.

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

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, financial performance or prospects could be materially and adversely affected by any of these risks and uncertainties, as well as by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks occurs, the trading price of our common stock could decline, and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed. These risks and uncertainties include, but are not limited to, the following:

Risks Related to the COVID-19 Pandemic

•	Our business and results of operations may be adversely affected by the COVID-19 pandemic.

Risks Related to Our Customers, Industry and Competition

•

The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, the City of New York Department of Transportation (“NYCDOT”), and the failure to resolve the situation in a timely and effective manner could have a material adverse effect on our business, financial condition and results of operations.

•	Our Commercial Services and Government Solutions segments both have customer concentration that could have a material adverse effect on our business.
•	The COVID-19 pandemic has adversely affected our revenues from key customers in both our Commercial Services segment and our Government Solutions segment.
•

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.

•	Any decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling could have a material adverse effect on our business.
•	We face intense competition and any failure to keep up with technological developments and changing customer preferences could have a material adverse effect on our business.
•	Our new products and services and changes to existing products and services may not succeed.

Risks Related to Our Acquisitions

•	Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

Risks Related to Data Privacy and Cybersecurity

•	A failure in or breach of our networks or systems, including as a result of cyber-attacks, could have a material adverse effect on our business.
•

We are subject to laws of the United States and foreign jurisdictions relating to privacy, data retention and individually identifiable information, and failure to comply with these laws, whether or not inadvertent, and changes to these laws, could have a material adverse effect on our business.

Risks Related to Human Capital Management

•	We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

Risks Related to our International Operations

•	Our operations in international markets exposes us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

Risks Related to Our Intellectual Property

•	Failure to acquire necessary intellectual property or adequately protect our intellectual property could have a material adverse effect on our business.

Risks Related to Our Indebtedness

•	Our substantial level of indebtedness could cause our business to suffer and incurring additional debt could intensify debt-related risks.

Risks Related to Our Class A Common Stock, Warrants, Related Party Transactions and Organizational Documents

•	Platinum Equity has significant influence over us.
•	Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Risks Related to Our Vendors

•	Our reliance on third-party providers could have a material adverse effect on our business.

General Risk Factors

•	If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.
•	Litigation and other disputes and regulatory investigations could have a material adverse effect on our business.

Due to the risk factors discussed below, as well as other factors affecting our business, operating results, financial condition, financial performance or prospects, our past financial performance should not be considered to be a reliable indicator of our future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to the COVID-19 Pandemic

Our business and results of operations may be adversely affected by the COVID-19 pandemic.

The COVID-19 outbreak and related government actions taken to reduce the spread of the virus have caused severe disruption to the global economy. In order to comply with certain government restrictions and safeguard our employees, we have temporarily shifted most of our workforce to remote operations and have implemented changes in our physical locations to ensure social distancing. While we have not experienced any significant disruptions in our operations to date, these measures may result in decreases in productivity, an increased risk of information security breaches and delays in responses to our customers, which could harm customer relations and adversely impact our business. COVID-19 may also cause us to temporarily suspend or ultimately forego strategic acquisitions, business initiatives or expansions into new markets. Also, our existing customers may seek to terminate or renegotiate their contracts with us or seek pricing concessions as a result of changes in their business needs or financial condition. The measures implemented to contain COVID-19 have had, and we expect will continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position, both in the near term and on a year-over-year basis.

Historical data regarding our business, results of operations, financial condition and liquidity may not reflect the impact of the COVID-19 pandemic and related containment measures and therefore does not purport to be representative of our future performance.

The information included in this Annual Report on Form 10-K and our other reports filed with the SEC include information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines, governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders, and vaccines). This historical information therefore may not reflect the adverse impacts of COVID-19 and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results.

Risks Related to Our Customers, Industry and Competition

The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, NYCDOT. While we are cooperating with the investigation, including remediating issues identified to us, we cannot predict when this matter will be resolved, how much it may cost to do so, any liabilities, fines or penalties that may be assessed against us in connection with this matter, or the timing of receivables to be paid to us.

We provide photo enforcement and school zone enforcement services to NYCDOT, which was our largest customer by revenue in 2020 (31.3% of total revenue for the year ended December 31, 2020), under two primary contracts: a legacy contract relating to red light, bus lane, mobile speed and fixed speed photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and an emergency contract for the purchase, installation, maintenance and operation of an expanded fixed speed camera program beginning in 2020 (the “Emergency Contract”). In late 2019, we concluded that some of our system installations under the Legacy Contract did not meet New York City’s requirements related to the depth of buried electrical conduit and the color of grounding wire. We disclosed these issues to NYCDOT and in the fourth quarter of 2020 agreed to remediate the affected sites. Since that time, we have been actively remediating the affected installations and, as of December 31, 2020, we incurred costs of $0.9 million and accrued an additional $2.1 million to complete the remediation.

In addition, during 2020 we worked with NYCDOT to address various administrative hurdles that we understood at the time to be delaying payments on our invoices under the Legacy Contract and the registration of the Emergency Contract, which is a condition to payment under that contract. In late January 2021, we were separately informed that the City of New York’s Law Department is investigating matters related to the Company’s previously disclosed conduit depth issue as well as whether the Company unnecessarily installed new poles where existing infrastructure could have been used. We are fully cooperating with the investigation.

The installation issues described in this risk factor did not have any impact on the camera operations or the overall effectiveness of the photo enforcement programs. We will continue to perform work for NYCDOT under the Legacy Contract and the Emergency Contract, and are finalizing operating and compliance procedures that govern the remaining remediation and future work for NYCDOT.

At December 31, 2020, NYCDOT had an open receivables balance on these contracts of $98.9 million, of which $80.4 million had aged beyond NYCDOT’s 45-day payment terms. This $98.9 million balance is up from the $10.0 million owed at December 31, 2019. We expect the NYCDOT open receivables balance to increase by approximately $7.3 million per month until it is paid. Largely as a result of NYCDOT’s non-payment of receivables and a slowing in our business generally due to COVID-19, our net cash provided by operating activities declined from $133.8 million in 2019 to $46.9 million in 2020. Further, because of their overdue nature, our NYCDOT receivables are not eligible for inclusion in our borrowing base calculation under our revolving credit facility. Availability under that facility was $48.8 million, net of $6.3 million of outstanding letters of credit, at December 31, 2020, as compared to $63.5 million, net of $0.1 million of outstanding letters of credit, at December 31, 2019.

We cannot predict when this matter will be resolved or how much it may cost, any liabilities, fines or penalties that may be assessed against us or the timing of payments on the outstanding receivables. The failure to resolve the matter with the City of New York in a timely and effective manner could have a material adverse effect on our business, financial condition and results of operations.

Our Commercial Services and Government Solutions segments both have customer concentration that could have a material adverse effect on our business.

Our business experiences customer concentration from time to time. For example, our Commercial Services segment is dependent on certain key customers, including those in the RAC industry, such as Avis Budget Group, Inc., Enterprise Holdings, Inc. and The Hertz Corporation. The health of the RAC industry is impacted by a variety of factors, including seasonality, increases in energy prices, general international, national and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases. For example, as described elsewhere in these risk factors, the COVID-19 pandemic continues to adversely affect our key customers in the RAC industry and, correspondingly, revenues in our Commercial Services segment.

We also experience customer concentration in our Government Solutions segment. As discussed above, NYCDOT represented approximately 31.3% of our total revenues during fiscal 2020, and our contract with NYCDOT, like many other contracts, is subject to unique risks and uncertainties, including termination rights, delays in payment and audits and investigations, any of which could have a material adverse effect on our business. In the future, a small number of customers in our Government Solutions segment may continue to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected our revenues from key customers in both our Commercial Services segment and our Government Solutions segment.

The COVID-19 pandemic continues to have a significant negative impact on the RAC industry, including key customers in our Commercial Services segment. Reduced airline travel and widespread travel restrictions resulted in declining customer demand and many RACs have responded by reducing fleet sizes. In May 2020, The Hertz Corporation, one of our key Commercial Services customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the United States Bankruptcy Court for the District of Delaware. Because revenue from agreements with our RAC customers is largely based on a margin-share model, any changes to our RAC customers’ pricing or pricing model for tolling, such as changing from charging their customers per rental day to per toll usage day, could have a material impact on the revenue we realize under those agreements. Further, although we have long-term agreements with many of our RAC customers, most provide the customer with a termination right in certain situations, including if we commit an uncured material breach of the agreement. The full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. If our RAC customers continue to experience adversity in their businesses or file for bankruptcy, they may delay or default on their payment commitments to us or request to modify or renegotiate pre-existing contractual commitments on terms that are less favorable to us, any of which could have a material adverse effect on our business, financial condition and results of operations.

Revenue from our customers in our Government Solutions segment also continues to be impacted by COVID‑19. Stay at home orders, the switch to remote operations for large amounts of the population, and the related containment measures have additionally resulted in reductions in vehicle traffic, which in turn resulted in some of our Government Solutions customers temporarily taking enforcement camera systems offline. Additionally, school closures resulting from COVID-19 have resulted in limited operations of our school bus stop arm solutions. Continued or additional measures or changes in laws or regulations, whether in the United States or abroad, that further impair the ability or desire of individuals to gather or travel due to the risk of the spreading of COVID-19, including laws or regulations banning travel or requiring the closure of schools, could have a material adverse effect on our Government Solutions segment, as well as our business, financial condition and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.

We enter into government contracts from time to time with customers in our Government Solutions segment that are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments to us. For example, as of December 31, 2020, NYCDOT had an open receivable balance of $99.4 million, which represented 58.9% of our accounts receivable, net, of which $80.9 million had aged beyond NYCDOT’s 45‑day payment terms. For additional information on the risks and uncertainties relating to our contracts with NYCDOT, please see the risk factor entitled “The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, NYCDOT” above.

Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Changes in government or political developments, including administrative hurdles, budget deficits, shortfalls or uncertainties, government spending reductions or other debt or funding constraints, could result in our government contracts being reduced in price or scope or terminated altogether, as well as limit our ability to win new government work in the future.

Moreover, if a government customer does not follow the requisite procurement or ordinance-specific administrative procedures, the contract may be subject to protest or voidable regardless of whether we bear any responsibility for the error. Our government contracts often include other one-sided, customer-friendly provisions and certifications, including broad indemnification provisions and uncapped exposure or liquidated damages for certain liabilities, which can impose obligations, requirements, and liabilities on us that are beyond those associated with a typical commercial arrangement.

In addition, government contracts are generally subject to audits and investigations by government agencies or higher-tier government contractors. If improper or illegal activities or contractual non-compliance are identified, including improper billing or vendor non-compliance, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, the imposition of fines, penalties and sanctions, and suspensions or debarment from doing business for or on behalf of the government in the future. If penalties or other restrictions are imposed in one jurisdiction, it could also implicate similar provisions of contracts with other government customers in other jurisdictions. Further, the negative publicity related to these penalties, sanctions or findings in government audits or investigations could harm our reputation and hinder our ability to compete for new contracts with government customers and in the private sector. Any of the foregoing or any other reduction in revenue from government customers could have a material adverse effect on our business, financial condition and results of operations.

Any decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling could have a material adverse effect on our business.

We provide automated safety solutions to local government agencies, generating revenues through automated photo enforcement of red-light, school bus, speed limit and bus lane laws. In 2020, revenues from this segment represented approximately 54.1% of our revenues. Therefore, we depend on federal, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. For example, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue in the years ended December 31, 2019 and 2020 and a related impairment of assets in the year ended December 31, 2019.

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

We face intense competition and any failure to keep up with technological developments and changing customer preferences could have a material adverse effect on our business.

The markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology and shifting customer needs. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to continue to intensify. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

Competition in our markets is primarily based on (a) the quality, reliability and efficacy of the solution; (b) customer awareness of offerings; (c) pricing; (d) functionality and features, including ease of use and broad application; (e) the customer experience; (f) the breadth and depth of products and services offered; (g) reputation and track record; (h) technical expertise; and (i) security.

Currently, we compete with several other companies, ranging from small, regional or specialized firms to large, diversified companies. Some of our existing competitors and potential new competitors have longer operating histories, greater name recognition, less debt, more established customer bases and significantly greater financial, technical, research and development, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition, and we may have to reduce our pricing to retain existing business or obtain new business. If we are not able to maintain favorable pricing for our solutions, our profit margin and profitability could suffer. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solution without setup support services or other incentives. Certain existing and new competitors may be better positioned to acquire competitive solutions, effectively negotiate third-party licenses and other strategic relationships, and take advantage of acquisition or other similar expansion opportunities. Industry consolidation could further increase competition, and competitors may also establish relationships or form alliances. Any failure to achieve our target pricing levels, maintain existing customer relationships, generate additional customer wins or otherwise successfully compete would have a material adverse effect on our business, financial condition and results of operations.

Our new products and services and changes to existing products and services may not succeed.

Our ability to retain, increase, and engage our customer base and to increase our revenue depends, in large part, on our ability to continue to evolve existing solutions and to create successful new solutions. We may introduce significant changes to our existing solutions or acquire or introduce new and unproven products and services, including using technologies or entering markets or industries in which we have little or no experience. For example, in September 2018, we launched Peasy, our cloud-based, pay-as-you-go tolling solution targeting consumers, a market segment that we had not previously targeted directly. Consumer adoption of Peasy was slower than anticipated, and the product did not generate meaningful revenue during the year ended December 31, 2020, and we therefore ceased marketing and further investment in Peasy. We have only indirect exposure to the consumer segment through our business with the RAC industry, but in those instances, our customer controls the pricing, marketing, consumer disclosures and other aspects of the consumer relationship. As such, the consumers’ view of us and their willingness to try our solutions may be impacted by their experience with our tolling services delivered by our RAC customers. Additionally, our rollout of RAC tolling has been slower than anticipated. The failure of any new or enhanced solution to achieve customer adoption or our failure to otherwise successfully monetize our development efforts could have a material adverse effect on our business, financial condition and results of operations.

We regularly pursue contracts and contract renewals, particularly in our Government Solutions segment, that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the government contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities in our Government Solutions and EPC businesses are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents several risks, including significant time and effort and the commitment of resources, regardless of whether the job is ultimately won. We may also be unable to meet the requirements of a solicitation or may have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

Our inability to recover capital and other investments in connection with our contracts could have a material adverse effect on our business.

We sometimes make significant capital and other investments to attract and retain certain contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. The net book value of certain assets recorded, including a portion of our intangible assets, could be impaired in the event of the early termination of some or all of a contract or a reduction in volume and services under the contract for any number of reasons, including the failure or deterioration of the customer’s business, a customer’s exercise of contract termination or program cancellation rights or a change in law or interpretation thereof that suspends or terminates photo enforcement activities. Any failure to recover our investments underlying customer agreements could have a material adverse effect on our business, financial condition and results of operations. For example, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue in the years ended December 31, 2019 and 2020 and a related impairment of assets for the year ended December 31, 2019.

Risks Related to Our Acquisitions

Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

We have grown in large part as a result of our recent acquisitions, including the acquisitions of HTA, EPC and Pagatelia, and we recently signed an agreement to acquire Redflex, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

The inability to successfully integrate our recent or future acquisitions could have a material adverse effect on our business.

In January 2021 we entered into an agreement to acquire Redflex, and we recently acquired HTA, EPC and Pagatelia. The integration of acquired businesses requires significant time and exposes us to significant risks and additional costs. Integrating these and other acquired businesses may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner.

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

Any failure to realize the anticipated benefits of an acquisition, including unanticipated expenses and liabilities related to acquisitions, could have a material adverse effect on our business.

We pursue each acquisition with the expectation that the transaction will result in various benefits, including growth opportunities and synergies from increased efficiencies. However, even if we are able to successfully integrate an acquired business, we may not realize some or all of the anticipated benefits within the anticipated timeframes or at all. Furthermore, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. Acquisitions also expose us to significant risks and costs, and business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities or the impairment of customer relationships or acquired assets, such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. For example, our January 2021 agreement to acquire Redflex exposes us to currency fluctuations and conversion risks because the purchase price is in Australian dollars, which presents the risk of loss from the conversion of U.S. dollars to Australian dollars at the time of closing. Significant acquisitions may also require us to incur additional debt to finance the transactions, which could limit our flexibility in using our cash flow from operations for other purposes. Acquisitions often involve post-transaction disputes with the counterparty regarding a number of matters, including disagreements over the amount of a purchase price or other working capital adjustment or disputes regarding whether certain liabilities are covered by the indemnification provisions of the transaction agreement. We may underestimate the level of certain costs or the exposure we may face as a result of acquired liabilities. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction, or we encounter other unexpected transaction-related costs and liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Risks Related to Data Privacy and Cybersecurity

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

Our cybersecurity and processing systems, as well as those of the third parties with which we interact, may be damaged, disrupted or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters, severe weather conditions, and remote work arrangements instituted in response to COVID-19. Our visibility and role as a processor of transactions containing personally identifiable information may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. The perception that the COVID-19 pandemic has made companies’ information technology systems more vulnerable has additionally increased the already significant volume of such attempts.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes could compromise the confidentiality, availability and integrity of data in our systems as well as those of the third parties with which we interact. The security measures and procedures we and the third parties with which we interact have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks, or system failures. Further, employee error or malfeasance, faulty password management or other irregularities may result in a defeat of security measures or a system breach. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, in each case that we believe are reasonable and appropriate, these efforts, and the efforts of third parties with which we interact, may not prevent these or other threats.

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

We receive, process, transmit and store information relating to identifiable individuals, both in our role as a service provider and as an employer. In addition, we receive, process, transmit and store other sensitive data, such as photographs taken and video recorded, as part of our Government Solutions programs. As a result, we are subject to various laws and regulations regarding privacy and data retention, including regulations by government agencies, such as the FTC, and state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. A number of foreign countries and governmental bodies, including the European Union (“EU”), have laws and regulations dealing with the handling and processing of personal information obtained from their residents, which in certain cases are more restrictive than those in the United States. These laws often include obligations on companies to notify individuals of security breaches involving particular personal information, which could result from breaches experienced by us or our third-party service providers.

These and other laws, regulations and standards relating to privacy are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The laws and regulations may also be subject to new or different interpretations. For example, in May 2018, the GDPR replaced prior EU regulations, effectively extending the scope of EU data protection law to all non-EU companies processing data of EU residents when certain conditions are satisfied. The GDPR contains numerous, more stringent requirements and changes from prior EU law, including more robust obligations on data processors, greater rights for data subjects, and heavier documentation requirements for data protection compliance programs. The GDPR also provides for increased fines of the greater of up to €20 million or up to 4% of the annual global revenue of the noncompliant company. Further, certain of our U.S. customers, through contractual requirements, could require us to conform all aspects of our business to these more stringent regulations, regardless of whether all of our operations are actually subject to the GDPR.

In June 2018, California enacted the CCPA, which took effect in January 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal data is used. The law also provides for civil penalties against companies that fail to comply and creates a private right of action for data breaches. Significant regulations to implement portions of the CCPA were finalized in August of 2020, but a newly proposed set of rule changes was proposed in December 2020. Moreover, a ballot initiative for new privacy laws, including the creation of a new privacy regulatory enforcement agency, will create further changes to the California Privacy Laws through January 2023, when the new laws are scheduled to take effect. Additionally, other state legislatures have proposed bills which will be taken up in 2021, and Congress is considering several privacy bills at the federal level.

The costs of compliance with these privacy-related laws, regulations and industry standards may limit the use or adoption of our solutions, reduce overall demand for our solutions or slow the pace at which we generate revenues. Moreover, if our policies, procedures, or measures relating to these issues fail to comply with the applicable laws, regulations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and our application providers, customers and partners may lose trust in or stop doing business with us entirely. We expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the EU and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to or voluntarily comply with a number of other laws and regulations relating to privacy and information security, electronic fund transfers, payment services and convenience fees. If we were found to be in violation of applicable laws and regulations, we could be subject to additional liability, including governmental fines or other sanctions, and we could be forced to otherwise change our business practices in certain jurisdictions, or be required to obtain additional licenses or regulatory approvals.

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

Risks Related to Human Capital Management

We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management that include non-competition provisions; however, we cannot prevent our executives from terminating their employment and may not be able to fully enforce non-competition provisions limiting former executives from competing with us following any departure. Moreover, we do not carry “key-man” life insurance on the lives of our executive officers, employees or advisors. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.

A failure to attract and retain necessary skilled personnel and qualified subcontractors could have a material adverse effect on our business.

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for these personnel is intense, especially during times of low unemployment or economic recovery or growth. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown or other job actions in one or more locations we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to our International Operations

Our operations in international markets expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We have subsidiaries in the United Kingdom (“UK”), the Netherlands, France, Ireland, Spain and Hungary. The success of our business depends, in part, on our ability to successfully manage these foreign operations. Our international operations subject us to risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

•	political, social, and economic instability, including the on-going impact of the UK’s exit from the EU and European sovereign debt issues and tightening of government budgets;
•	wars, civil unrest, acts of terrorism and other conflicts;
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
•

complying with varying legal and regulatory environments in multiple foreign jurisdictions, including with respect to data and consumer privacy and payment processing, labor matters and VAT, and unexpected changes in these laws, regulatory requirements, and the enforcement thereof; and

•	limited protection of our intellectual property and other assets as compared to the laws of the United States.

The UK formally exited the EU on January 31, 2020 and the transition period, during which EU rules and regulations continued to apply, ended on December 31, 2020. The EU-UK Trade and Cooperation Agreement (“TCA”), finally agreed to between the EU and UK on December 24, 2020, came into force on January 1, 2021, and is expected to be formally approved by the EU legislature in March 2021. The TCA goes some way to liberalizing trade in goods between the UK and EU. However, in terms of trade in services, cooperation between national authorities, and business travel, the TCA introduces rules that are far more restrictive than those offered by membership in the EU’s Single Market, and the overall impact on the movement of goods, services, people and capital between the U.K. and the EU, as well as customer behavior, economic conditions, interest rates, currency exchange rates, availability of capital or other matters remains to be seen. Economists predict that Brexit will lead to some short-term disruption in the UK and a longer-term reduction in GDP. The impact of more restrictive rules, including additional inspections and documentation checks, on cross-border services may have an impact on our wholly owned subsidiary, EPC, as their effects become clearer. Also, the inability for the UK and EU vehicle licensing authorities to transfer certain data using current methods may have an impact on EPC’s ability to obtain information that is necessary to its operations in certain parts of the EU. These restrictions may have an impact on EPC’s ability to obtain information that is necessary to its operations in certain parts of the EU. In addition, EPC’s ability to obtain information from its customers outside the UK may also be adversely impacted. The EU has agreed under the TCA to allow EU personal data to be transferred to the UK for up to six additional months on current terms, pending an expected ‘adequacy’ decision in June 2021, which will allow permanent free flow of personal data.

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

Our growth strategy includes expanding our global footprint, which may involve moving into regions and countries beyond those in which we currently operate. In order to achieve widespread acceptance in new markets we may enter, we may need to develop new products and services or tailor our existing products and services to that market’s unique customs, cultures and standards. We have an office in the Netherlands to serve as the headquarters for our European business, as well as EPC offices in London and Budapest and a Pagatelia office in Madrid. Additionally, we have subsidiaries in France and Ireland. Management of these and future European subsidiaries may divert our resources and require significant attention from management. In addition to the risks inherent in conducting international business, expanding into Europe with new and existing customers poses additional risks, including:

•	lack of acceptance of our products and services;
•	tax issues, including administration of value-added tax, restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;
•	our limited historical sale experience to RACs outside the United States;
•

our limited experience dealing with toll charging authorities outside the United States, many of which have differing requirements relating to payment options, penalty and late fee protocols and operating rules;

•	our ability to adapt our marketing and selling efforts to different cultures and customers;
•

a different competitive environment, including a number of smaller competitors and a more fragmented business model that allows RACs and FMCs to perform some of the services we offer for themselves, as well as competition from other market participants; and

•

an unfamiliar regulatory environment, including different local, national and EU-wide regulations relating to payment processing, payment services, debt collection, privacy, consumer credit and consumer protection.

If we are unable to effectively manage these risks, our relationships with our existing and prospective customers, strategic partners and employees and our operations outside the United States may be adversely affected.

In many cases, we will have limited or no experience in a particular region or country where we intend to launch operations. Moreover, learning the customs and cultures, particularly with respect to consumer preferences, differing technology standards and language barriers, is a difficult task. Our failure to do so effectively could slow our growth in those regions or countries. In many of these markets, long-standing relationships between potential customers and their local partners and protective regulations, including local content requirements and approvals, and disparate networks and systems used by each country, will create barriers to entry. Difficulties in foreign financial markets and economies and of foreign financial institutions, particularly in emerging markets, could also adversely affect demand in the affected areas. For this strategy to be successful, we must generate sufficient revenues and margins from the new markets to offset the expense of the expansion. Moreover, as the scale of our international operations increases, we will be more susceptible to the general risks related to our existing international operations discussed above. If we are unable to further expand internationally or if we are unable to effectively and efficiently manage the complexity of our expanded operations and compete in these new regions and countries, our business, financial condition and results of operations could be adversely affected.

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

Risks Related to Our Intellectual Property

Failure to acquire necessary intellectual property or adequately protect our intellectual property could have a material adverse effect on our business.

Our success depends, in part, on our ability to protect and defend our intellectual property against infringement, misappropriation and dilution. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions. We have registered certain patents and trademarks and have applications pending in the United States and foreign jurisdictions for some inventions and trademarks, including the Verra Mobility word mark and logo, for which some registrations have been granted and some applications are pending. However, not all of the trademarks and inventions we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries, and the applications we submit for these protections may not be granted. While we make efforts to acquire rights to intellectual property necessary for our operations, these measures may not adequately protect our rights in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the United States.

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

Risks Related to Our Indebtedness

Our substantial level of indebtedness could cause our business to suffer and incurring additional debt could intensify debt-related risks.

We have a substantial amount of debt, including approximately $865.6 million outstanding under our first lien term loan facility as of December 31, 2020. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. Depending on borrowing availability, we have the ability to draw up to $75.0 million of commitments under our revolving credit facility, which includes an option for an uncommitted accordion to increase commitments by up to $50.0 million, all of which will be secured. Our borrowing availability at December 31, 2020 was $48.8 million due to the large ineligible accounts receivable balance with NYCDOT. We also have the ability to draw upon the uncommitted accordion provided under the first lien term loan facility of up to $200.0 million, plus the sum of all voluntary prepayments of the first lien term loan facility and certain permitted indebtedness, plus an unlimited amount subject to the satisfaction of a maximum total net leverage ratio or minimum fixed charge coverage ratio, in each case, on a pro forma basis, all of which will be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;
•	limit our ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions and other general corporate requirements;
•	expose us to interest rate fluctuations because the interest rate on certain of our debt is variable;
•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of our cash flow for operations and other purposes;
•	make it more difficult for us to satisfy our general business obligations, including our obligations to our lenders, resulting in possible defaults on and acceleration of such indebtedness;
•	limit our ability to refinance indebtedness or increase the associated costs;
•	require us to sell assets to reduce debt or influence our decision about whether to do so;
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

Under our first lien term loan facility, we could be required to make periodic prepayments based on excess cash flow (as defined by the first lien term loan agreement) thereby limiting the amount of cash flow that can be reinvested in our business. For example, under our revolving credit facility, if availability goes below a certain threshold, we will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability falls below a certain threshold for a specified number of business days, we could be required to remit our cash funds to a dominion account maintained by the administrative agent to the revolving credit facility, which would require daily review and approval of operating disbursements by the administrative agent.

Our ability to comply with the covenants and restrictions contained in agreements governing our indebtedness may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products, our success at implementing cost reduction initiatives and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing our indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under our revolving credit agreement or otherwise, may not be able to repay the amounts due under the agreements governing our indebtedness, and may not be able to make cash available by dividend, debt repayment or otherwise. In addition, our lenders could proceed against the collateral securing that indebtedness. Any of the foregoing could have serious consequences to our financial position, results of operations or cash flows and could cause us to become bankrupt or insolvent.

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

The London InterBank Offered Rate, or LIBOR, is scheduled to be phased out by the end of 2021. In the United States, the Alternative Reference Rates Committee, the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate as its preferred alternative rate for USD LIBOR. Our debt instrument has an interest rate that is based on LIBOR and will not have matured prior to the phase-out of LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, may adversely affect our borrowing costs. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative floating borrowing rates on our outstanding debt that is based on LIBOR. Transitioning to a different borrowing rate may result in less favorable pricing on our debt instruments and could have an adverse effect on our financial results and cash flows.

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

Risks Related to Our Class A Common Stock, Warrants, Related Party Transactions and Organizational Documents

Platinum Equity has significant influence over us.

Platinum Equity, LLC, its sponsored funds and affiliated private equity investment vehicles (collectively, “Platinum Equity”) beneficially owned approximately 14.94% of our Class A Common Stock as of December 31, 2020. As long as Platinum Equity owns or controls a significant percentage of our outstanding voting power, it will have the ability to influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Platinum Equity’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities. Under the Merger Agreement, Platinum Equity is entitled to receive additional shares of our Class A Common Stock if the volume weighted average closing price of our Class A Common Stock exceeds certain thresholds, as described in Part II, Item 5, below. Additionally, the earn-out shares issuable to the Platinum Stockholder accelerate upon a qualifying change of control. Finally, because our certificate of incorporation opts out of Section 203 of the DGCL regulating certain business combinations with interested stockholders, Platinum Equity may transfer shares to a third party by transferring their securities without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for our securities.

Pursuant to the Investor Rights Agreement, the Platinum Stockholder has the right to nominate up to three directors to the Board, depending on its ownership percentage. If one of the Platinum Stockholder’s nominees is elected, one of the Platinum Stockholder’s nominees will serve as the chairman of the Board, and the Platinum Stockholder will have the right to appoint one representative to each committee of the Board. The Platinum Stockholder’s right to nominate directors to the Board is subject to its ownership percentage of the total outstanding shares of Class A Common Stock. Jacob Kotzubei, the Chairman of our Board and Bryan Kelln are the current Platinum Stockholder nominees serving on our Board, the terms of whom run through our 2021 annual stockholder meeting. Changes in the Platinum Stockholder’s ownership percentage during its respective nominees’ terms do not require any director, including the Platinum Stockholder’s nominees, to resign from the Board.

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

At the closing of the Business Combination, we entered into the Tax Receivable Agreement with the Platinum Stockholder and the stockholder representative (as may be amended from time to time, the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for the payment by us to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of HTA resulting from the acquisition of HTA by Verra Mobility prior to the Business Combination. We will generally retain the benefit of the remaining 50% of these cash savings.

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

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs, inconvenience or otherwise adversely affect our stockholders’ ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

Resales of the shares of our securities could depress the market price of our securities.

Platinum Equity beneficially owned approximately 14.94% of our Class A Common Stock as of December 31, 2020. All such shares of Class A Common Stock held by Platinum Equity have been registered for resale under the Securities Act. Pursuant to a registration rights agreement that we entered into with Platinum Equity and certain other stockholders in connection with the Business Combination, such stockholders are entitled to make up to six demands, excluding short form demands, that we register shares of our Class A Common Stock held by these parties, in addition to certain “piggy-back” registration rights such stockholders have.

We had approximately 162,268,865 shares of Class A Common Stock outstanding as of December 31, 2020. We have registered the 10,864,000 shares of Class A Common Stock that we may issue under the Verra Mobility Corporation 2018 Equity Incentive Plan so that they may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose are governed by the terms of the Rollover Credit Agreements, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants under the Rollover Credit Agreements. The “Rollover Credit Agreements” means, collectively: (i) the First Lien Term Loan Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a Delaware corporation; American Traffic Solutions, Inc., a Kansas corporation; and Lasercraft, Inc., a Georgia corporation; the lenders party thereto from time to time; and Bank of America, as the administrative agent and the collateral agent; and (ii) the Revolving Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc., a Delaware corporation; the other Borrowers (for this purpose only, as defined therein) party thereto from time to time; the lenders party thereto from time to time; and Bank of America, as the administrative agent and the collateral agent, in the case of each of the foregoing (i) and (ii), as amended or otherwise modified from time to time.

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

Risks Related to Our Vendors

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

General Risk Factors

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management review the effectiveness of those controls on a quarterly basis. During fiscal year 2019, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls in the area of user access over certain systems that support our financial reporting process. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement on a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness did not result in any misstatement of our financial statements for any period presented. During fiscal year 2020, we completed the remediation measures related to the material weakness and management concluded that our internal control over financial reporting was effective as of the fiscal year ended December 31, 2020.

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

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members. As a public company, we are subject to the reporting requirements of the Exchange Act, SOX, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and increase demand on our systems and resources. We experience additional costs associated with being a public company, including costs associated with compliance with the auditor attestation requirement of Section 404 of SOX.

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

Recent years have seen a substantial increase in the number of new laws and regulations and the rate of change and enforcement of many of these types of laws and regulations. We cannot predict the nature, scope or impact of future laws, regulatory requirements or similar standards may have on our business, whether implemented through changes to existing laws or the way they are administered or interpreted, or through entirely new regulations. Future laws, regulations, and standards or any changed interpretation or administration of existing laws or regulations could limit the use or adoption of one or more of our solutions or require us to incur additional cost or impact our ability to develop and market new solutions. However, we may not be able to respond in a reasonable or cost-effective manner, or at all. Even if we make what we believe are appropriate changes, there is no certainty those actions will comply.

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

Our business model depends in large part on our ability to retain existing work and attract new work from existing customers. If a customer is not satisfied with our products, services or solutions or the timeliness or quality of our work, we may incur additional costs to address the problem, the profitability of that contract may be impaired, we may experience payment delays, it could do harm to our reputation and hinder our ability to win new work from prospective customers. Failure to properly transition new customers to our systems or existing customers to our different systems, properly budget transition costs or accurately estimate contract costs could also result in delays and general customer dissatisfaction. Other than our agreements with customers in the RAC industry, many of our contracts may be terminated by the customer upon specified advance notice without cause. Any failure to properly perform under our contracts or meet our customers’ expectations could have a material adverse effect on our business, financial condition and results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and Europe, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances
•	tax effects of stock-based compensation
•	costs related to intercompany restructurings;
•	changes in tax laws, regulations or interpretations thereof; or
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we are subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to certain factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

•	labor availability and costs for hourly and management personnel;
•	profitability of our products and services, especially in new markets and due to seasonal fluctuations;
•	changes in interest rates;
•	impairment of long-lived assets;
•	macroeconomic conditions, both nationally and locally;
•	negative publicity relating to products and services we offer;
•	changes in consumer preferences and competitive conditions;
•	expansion to new markets;
•	legislative changes impacting automated safety solutions or RAC toll pricing models;
•	fluctuations in commodity prices; and
•	the impact of COVID-19.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of the properties used in our business, including 108,956 square feet of office space for our corporate headquarters in Mesa, AZ. In addition to the corporate headquarters, we also lease office space in various locations for corporate and administrative purposes and lease several small warehouse locations. We do not consider any of these properties to be material to our business.

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

For information on the investigation relating to our contracts with NYCDOT, please see the risk factor entitled “The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, NYCDOT” set forth in Part I, Item 1A. “Risk Factors.”

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is currently quoted on Nasdaq under the symbol “VRRM” and our warrants are currently quoted on OTC Pink under the symbol “VRRMW.” Our warrants were previously quoted on Nasdaq under the symbol “VRRMW”; however, our warrants were removed from listing on December 14, 2018 due to an insufficient number of round lot holders following completion of our Business Combination.

The following table sets forth the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq for the two most recent fiscal years:

	Fiscal Year 2020		Fiscal Year 2019
	High	Low	High	Low
First Quarter	$17.20	$5.63	$11.91	$9.00
Second Quarter	$13.17	$6.16	$15.07	$11.73
Third Quarter	$11.95	$9.14	$15.10	$12.70
Fourth Quarter	$14.07	$9.33	$15.36	$13.42

Holders of Record

As of December 31, 2020, we had 19 holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

As of December 31, 2020, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with our IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with our IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2021 annual meeting of stockholders.

Stock Performance Graph

The graph below compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index and the S&P Composite 1500 Data Processing & Outsourced Services Index. The period shown commences on October 18, 2018 and ends on December 31, 2020, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on October 18, 2018. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future price performance.

Comparison of Cumulative Total Return
$180
$160
$140
$120
$100
$80
10/18/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
Verra Mobility Corporation
S&P 500 Index
S&P Composite 1500 Data Processing & Outsourced Services Index

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

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of our Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event (an “Acceleration Event”), then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) we shall issue the applicable Earn-Out Shares to the cash consideration stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of December 31, 2020. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2020, the potential future shares issuable pursuant to the earn-out are between zero and 5.0 million.

Item 6. Selected Financial Data

As a result of the Business Combination discussed above, for accounting purposes, the Business Combination is treated as a reverse acquisition and recapitalization, in which Greenlight is considered the accounting acquirer (and legal acquiree) and Gores is considered the accounting acquiree (and legal acquirer). Our financial statement presentation includes the financial statements of Greenlight and its subsidiaries as “Predecessor” for periods prior to the completion of the Business Combination and of Verra Mobility Corporation, including the consolidation of Verra Mobility Holdings, LLC and its subsidiaries, for periods from and after the Closing Date (“Successor”).

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations for the respective periods:

		Successor			Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2017	2016
Service revenue	$336,274	$416,723	$365,076	$135,655	$92,531	$212,515
Product sales (1)	57,319	32,014	5,070	2,584	1,340	18,235
Total revenue	393,593	448,737	370,146	138,239	93,871	230,750
Cost of service revenue	3,967	5,561	5,788	1,936	1,369	2,638
Cost of product sales (1)	29,573	13,919	3,447	1,590	964	9,505
Operating expenses	115,729	125,640	108,883	50,471	35,968	83,762
Selling, general and administrative expenses	89,664	85,493	136,069	44,882	40,884	53,034
Depreciation, amortization, and (gain) loss on disposal of assets, net (2)	116,844	115,771	103,353	33,113	12,613	33,395
Impairment of property and equipment	—	5,898	—	—	—	522
Total cost and expenses	355,777	352,282	357,540	131,992	91,798	182,856
Income from operations	37,816	96,455	12,606	6,247	2,073	47,894
Interest expense, net (3)	40,865	60,729	69,550	20,858	875	2,706
Tax receivable agreement liability adjustment (4)	6,850	(106)	—	—	—	—
Loss on extinguishment of debt (3)	—	—	26,486	—	—	—
Other income, net (5)	(11,885)	(11,092)	(8,795)	(2,172)	(1,294)	(2,471)
Total other expenses (income)	35,830	49,531	87,241	18,686	(419)	235
Income (loss) before income taxes	1,986	46,924	(74,635)	(12,439)	2,492	47,659
Income tax provision (benefit) (6)	5,431	13,581	(16,241)	(30,677)	1,252	18,661
Net (loss) income	$(3,445)	$33,343	$(58,394)	$18,238	$1,240	$28,998

Condensed Consolidated Balance Sheet Data

The following table sets forth selected items from our consolidated balance sheets at December 31:

	Successor				Predecessor
($ in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$120,259	$131,513	$65,048	$8,725	$2,901
Goodwill and intangibles, net (2)	928,574	1,018,593	1,079,265	498,164	26,983
Total assets	1,367,325	1,407,426	1,344,783	664,865	188,436
Total long-term debt	842,045	866,465	869,353	428,689	69,243
Total liabilities and stockholders' equity	1,367,325	1,407,426	1,344,783	664,865	188,436

(1)

Product sales and the related cost of product sales result from the sale of photo enforcement equipment to certain customers. The number of customers that purchase equipment is limited and their buying patterns vary greatly from period to period.

(2)

The purchase accounting resulting from Platinum Equity, LLC’s acquisition of ATS Consolidated, Inc. (now known as VM Consolidated, Inc) (“ATS Merger”) in May 2017 increased intangible assets subject to amortization to $222.5 million. The related amortization of intangibles expense increased by $17.7 million, $35.4 million, $37.8 million and $37.8 million for the period from June 1, 2017 to December 31, 2017 (“2017 Successor Period”) and for fiscal years 2018, 2019 and 2020, respectively. On March 1, 2018, we acquired HTA as discussed below. The purchase accounting resulting from the HTA acquisition increased intangible assets subject to amortization to $591.8 million and increased the related amortization expense for the years ended December 31, 2018, 2019 and 2020 by $43.1 million, $51.7 million and $51.7 million respectively. On April 6, 2018, we acquired EPC as discussed below. The purchase accounting resulting from the EPC acquisition increased intangible assets subject to amortization to $614.0 million and increased the related amortization expense for the years ended December 31, 2018, 2019 and 2020 by $2.3 million, $3.0 million and $2.3 million respectively. On October 31, 2019, we acquired Pagatelia S.L. which increased intangibles subject to amortization to $628.5 million, and the related amortization expense for the years ended December 31, 2019 and 2020 by $0.3 million and $1.7 million, respectively.

(3)

In connection with the ATS Merger, we entered into a First Lien Term Loan Credit Agreement and a Second Lien Term Loan Credit Agreement of $323 million and $125 million, respectively, and a $40 million Revolving Credit Agreement (collectively the “2017 Credit Facilities”). In connection with the HTA acquisition, we entered into a First Lien Term Loan Credit Agreement and a Second Lien Term Loan Credit Agreement of $840 million and $200 million, respectively, and a $75 million Revolving Credit Agreement (collectively the “2018 Credit Facilities”). The 2018 Credit Facilities replaced the 2017 Credit Facilities. In February 2020, we refinanced the entire amount outstanding under the 2018 Credit Facilities by which we reduced our financing costs. We recorded interest expense including amortization of deferred financing costs of $20.9 million, $69.6 million, $60.7 million and $40.9 million respectively, in the 2017 Successor Period and in fiscal years 2018, 2019 and 2020.

In fiscal 2018, we recorded a $10.2 million loss on extinguishment of debt related to the establishment of the 2018 Credit Facilities, and a $16.3 million loss associated with the repayment of the second lien term loan in October 2018 pursuant to the Business Combination.

(4)	This consists of adjustments made to the related party tax receivable agreement liability due to changes in estimates.
(5)	Other income, net primarily consists of volume rebates from total spend on purchasing cards.
(6)

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

Condensed Consolidated Statements of Cash Flows Data

The following table sets forth certain captions within our consolidated statements of cash flows:

	Successor				Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2017	2016
Net cash provided by operating activities	$46,909	$133,802	$46,017	$8,311	$41,833	$43,841
Net cash used in investing activities	(24,153)	(54,973)	(562,857)	(553,536)	(8,786)	(35,051)
Net cash (used in) provided by financing activities	(34,004)	(14,520)	574,268	555,734	(27,491)	(7,041)

Non-GAAP Financial Data

The consolidated financial statements included elsewhere in this document are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The following table sets forth the unaudited non-GAAP measures of Adjusted EBITDA and Adjusted EBITDA Margin %:

	Successor				Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
	2020	2019	2018	2017	2017	2016
($ in thousands)
Adjusted EBITDA	$181,845	$241,391	$197,610	$59,901	$37,991	$87,116
Adjusted EBITDA Margin %	46.2%	53.8%	53.4%	43.3%	40.5%	37.8%

We define “Adjusted EBITDA” as net (loss) income adjusted to exclude (i) interest expense, net, (ii) income taxes, (iii) depreciation and amortization, and (iv) as further adjusted to exclude the impact of certain non-cash and non-recurring items that we do not consider indicative of our ongoing operating performance. These further adjustments are itemized below. Adjusted EBITDA margin % represents Adjusted EBITDA as a percentage of total revenue. We use these metrics to measure our performance from period to period both at the consolidated level as well as within our operating segments, to evaluate and fund incentive compensation programs and to compare our results to those of our competitors. In addition to Adjusted EBITDA being a significant measure of performance for management purposes, we also believe that this presentation provides useful information to investors regarding financial and business trends related to our results of operations and that when non-GAAP financial information is viewed with GAAP financial information, investors are provided with a more meaningful understanding of our ongoing operating performance.

You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. In evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments set forth below. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Adjusted EBITDA should not be considered as an alternative to net (loss) income, operating income, cash flows from operating activities or any other performance measures derived in accordance with GAAP, or measures of operating performance or cash flows as measures of liquidity. Adjusted EBITDA and Adjusted EBITDA margin % have important limitations as analytical tools, and should not be considered either in isolation, or as a substitute for analysis of our results as reported under GAAP. In addition, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies and may, therefore, have limitations as a comparative analytical tool. For example, Adjusted EBITDA and Adjusted EBITDA margin % do not reflect:

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

Our non-GAAP information below should be read in conjunction with our audited consolidated financial statements and the related notes included elsewhere.

The following table sets forth our reconciliation of net (loss) income to Adjusted EBITDA (unaudited):

	Successor				Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
($ in thousands)	2020	2019	2018	2017	2017	2016
Net (loss) income	$(3,445)	$33,343	$(58,394)	$18,238	$1,240	$28,998
Interest expense, net	40,865	60,729	69,550	20,858	875	2,706
Income tax provision (benefit)	5,431	13,581	(16,241)	(30,677)	1,252	18,661
Depreciation and amortization	116,570	115,566	103,346	33,151	12,574	33,293
EBITDA	159,421	223,219	98,261	41,570	15,941	83,658
Transaction and other related expenses (i)	1,895	2,368	56,443	10,190	21,773	1,154
Transformation expenses (ii)	1,090	—	8,765	3,913	—	—
Impairment of property and equipment (iii)	—	5,898	—	—	—	522
Loss on extinguishment of debt (iv)	—	—	26,486	—	—	—
Sponsor fees and expenses (v)	—	—	5,383	4,228	—	—
Non-cash amortization of contract inducement (vi)	—	—	—	—	277	1,784
Tax receivable agreement liability adjustment (vii)	6,850	(106)	—	—	—	—
Stock-based compensation (viii)	12,589	10,012	2,272	—	—	—
Adjusted EBITDA	$181,845	$241,391	$197,610	$59,901	$37,991	$87,118

(i)

Transaction and other related expenses incurred in fiscal 2016 relate to legal and other professional fees associated with activities leading to the ATS Merger. For the period from January 1, 2017 to May 31, 2017, we recognized $21.8 million of costs related to the ATS Merger, which consisted of $11.9 million of payments under the Verra Mobility’s 2016 equity plan, $1.3 million of transaction bonus payments, $7.9 million of professional fees and other expenses processed through the funds flow and $0.7 million of professional fees paid directly by Verra Mobility. For the 2017 Successor Period, Verra Mobility recognized approximately $10.2 million of costs related to the ATS Merger, which consisted of $8.0 million of payments for acquisition services to Platinum Equity Advisors, LLC, $1.9 million of professional fees and other expenses processed through the funds flow and $0.3 million of professional fees paid directly by Verra Mobility. For fiscal 2018, Verra Mobility recognized an aggregate of $56.4 million of costs related primarily to the Business Combination, HTA and EPC acquisitions, primarily consisting of $28.4 million for payments under the 2018 participation plan, $9.7 million for acquisition services to Platinum Equity Advisors, LLC, $17.4 million of banking, legal and other professional fees and $0.9 million of other costs. For fiscal 2019, we paid $0.7 million for the Pagatelia acquisition and $1.7 million of offering costs that were incurred by us for the secondary offerings by PE Greenlight Holdings, LLC. For fiscal 2020, we incurred acquisition-related costs for Pagatelia, certain costs for refinancing our debt and deal costs mainly for the pending acquisition of Redflex, discussed below.

(ii)

Transformation expenses of $3.9 million, $8.8 million and $1.1 million for the 2017 Successor Period, and for fiscal years 2018 and 2020, respectively, represent one-time costs related to optimizing the expense structure and defining Verra Mobility’s growth strategy. For the 2017 Successor Period, these costs included $1.5 million for strategy consultants, $2.1 million for procurement optimization and $0.2 million for IT optimization. For fiscal 2018, these costs included $5.7 million for strategy consultants, $1.0 million for procurement optimization, $0.6 million for severance to employees of acquired businesses, $0.6 million for IT optimization and $0.9 million of other professional fees. For fiscal 2020, we had $1.1 million of severance and other employee separation costs related to exit activities initiated during the period.

(iii)	This represents an impairment charge on fixed assets during fiscal year 2019 due to a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019.
(iv)

This represents the loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit Facilities in conjunction with the HTA acquisition and the repayment of the second lien term loan in October 2018 pursuant to the Business Combination.

(v)

We incurred management fees and related expenses associated with a previous corporate advisory services agreement with Platinum Equity Advisors, LLC which was terminated in connection with the Business Combination.

(vi)

In 2014, we paid $10.2 million in connection with a tolling contract with a major rental car company. This amount was capitalized and amortized over the term of the contract as a reduction to revenue. As a result of the ATS Merger, and the resultant purchase price allocation, the contract inducement was subsumed into the larger customer relationship intangible asset recorded for this and other customers.

(vii)	This represents adjustments made to the related party tax receivable agreement liability due to changes in estimates.
(viii)	Stock-based compensation represents the non-cash charge related to the issuance of awards under the Verra Mobility 2018 equity incentive plan.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report on Form 10-K. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors.” Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. These solutions and services include toll and violations management, title and registration, automated safety solutions, and other data-driven solutions, to our customers, which include RACs, FMCs, other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations and safety solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Recent Events

COVID-19’s Impact on Our Operating Results

In December 2019, COVID-19 emerged and has since spread throughout the world. The World Health Organization declared COVID-19 a pandemic in March 2020, and it continues to significantly disrupt the global economy. In the United States and abroad, many federal, state and local governments have instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. Although we began to see moderate signs of recovery towards the latter half of 2020 due to an increase in travel activity and the availability of COVID-19 vaccines, we expect that COVID-19 will continue to have a significant negative impact on the global economy and travel industry, including RACs in future quarters.

Revenues from RACs in our Commercial Services segment decreased significantly in 2020 as a result of reduced airline travel and widespread travel restrictions related to COVID-19. Our RAC customers have experienced reductions in volume and revenue. Many of these RAC customers have reduced their rental fleet sizes in response to the decline in customer demand. On May 22, 2020, The Hertz Corporation, one of our key Commercial Services customers, filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, as amended, in the United States Bankruptcy Court for the District of Delaware. While there were moderate improvements in travel demand towards the latter half of 2020, the full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. These trends have had, and are expected to continue to have, a significant negative effect on revenues in our Commercial Services segment.

In our Government Solutions segment, school closures resulting from the COVID-19 pandemic have negatively impacted revenues from our school bus stop arm camera and school zone speed camera products. Reductions in vehicle traffic in jurisdictions where we operate photo enforcement programs, payment rates for photo enforcement tickets and temporary inactivity of school zone speed cameras have all negatively impacted service revenue in our Government Solutions segment. We cannot predict the duration or full impact of COVID-19 on our overall business and results of operations at this time, but we expect the impact to continue into the first half of 2021.

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

Pending Acquisition

On January 21, 2021, we entered into an agreement pursuant to which all of the holders of Redflex’s outstanding equity as of the record date will sell, and we will cause one of our subsidiaries to purchase, one hundred percent (100%) of the outstanding equity of Redflex. The aggregate consideration payable by us under the agreement will be AUD 146.1 million, and the closing of the acquisition is expected to take place in the second quarter of 2021, subject to the satisfaction or waiver of specified conditions. For additional information, see Note 21, Subsequent Event, in Item 8, Financial Statements and Supplementary Data.

Segment Information

We have two operating and reportable segments, Commercial Services and Government Solutions:

•

Our Commercial Services segment offers toll and violation management solutions and title and registration services for RACs and FMCs in North America. In Europe, we provide violations processing through EPC and consumer tolling services through Pagatelia.

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

•	Executed on the growth strategy by completing strategic acquisitions:

HTA – We acquired HTA during the first quarter of 2018 which strengthened our position in tolling and related services to RAC and FMC customers.

EPC – In the second quarter of 2018, we acquired EPC which provided a platform to expand our RAC and FMC solutions into Europe.

Pagatelia – During the fourth quarter of 2019, we acquired Pagatelia which provides consumer tolling and parking solutions and is accelerating our European expansion.

•

Generated total revenue of $393.6 million in fiscal year 2020 compared to $448.7 million in fiscal year 2019. We grew product sales by $25.3 million year over year; however, due to the ongoing impact of COVID-19, our service revenue declined significantly, as discussed below. During fiscal year 2019, we grew total revenue by $78.6 million, from $370.1 million in fiscal year 2018 to $448.7 million in fiscal year 2019. Acquisitions contributed $21.6 million to the revenue growth, while expansion in existing products and customers contributed to the remaining growth.

•

Generated cash flows from operating activities of $46.9 million, $133.8 million, and $46.0 million for fiscal years 2020, 2019 and 2018, respectively. Our cash on hand was $120.3 million as of December 31, 2020.

•

Reduced our financing costs by refinancing our term loan in February 2020, which reduced the applicable margin on our interest rate by 50 basis points. Our interest expense, net was $40.9 million, $60.7 million, and $69.6 million for fiscal years 2020, 2019 and 2018, respectively. We had a $19.9 million decrease in interest expense during fiscal year 2020 compared to fiscal year 2019.

Factors Affecting Our Operating Results

Our operating results and financial performance are influenced by the following merger and acquisitions activity during the periods discussed herein:

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

On June 21, 2018, Gores, First Merger Sub, Second Merger Sub, Greenlight and PE Greenlight Holdings, LLC entered into the Merger Agreement, which provided for, among other things, (i) the First Merger and (ii) immediately following the First Merger and as part of the same overall transaction as the First Merger, the Second Merger. In connection with the closing of this Business Combination on October 17, 2018, we changed our name to Verra Mobility Corporation. As a result of the Business Combination, we became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC (formerly Second Merger Sub) and its subsidiaries.

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

In connection with the HTA acquisition, we refinanced the 2017 Credit Facilities (defined below) and entered into the 2018 Credit Facilities (defined below), which provided for term loans with an aggregate principal amount of $1.04 billion and a revolver with an aggregate commitment of up to $75.0 million. See Note 9, Long-term Debt, in Item 8, Financial Statements and Supplementary Data.

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

Pagatelia Acquisition

On October 31, 2019, we completed the acquisition of all of the outstanding shares of Pagatelia, a Spanish limited liability company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. The purchase consideration for Pagatelia was $26.6 million which we paid during fiscal year 2019. Transaction costs were not material.

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

Interest Expense, Net. This includes interest expense and amortization of deferred financing costs and discounts and is net of interest income.

Tax Receivable Agreement Liability Adjustment. This consists of adjustments made to the related party TRA liability due to changes in estimates.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards and gain or loss on foreign currency transactions.

Results of Operations

Fiscal Year 2020 Compared to Fiscal Year 2019

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue	$336,274	$416,723	85.4%	92.9%	$(80,449)	(19.3)%
Product sales	57,319	32,014	14.6%	7.1%	25,305	79.0%
Total revenue	393,593	448,737	100.0%	100.0%	(55,144)	(12.3)%
Cost of service revenue	3,967	5,561	1.0%	1.2%	(1,594)	(28.7)%
Cost of product sales	29,573	13,919	7.5%	3.1%	15,654	112.5%
Operating expenses	115,729	125,640	29.4%	28.0%	(9,911)	(7.9)%
Selling, general and administrative expenses	89,664	85,493	22.8%	19.1%	4,171	4.9%
Depreciation, amortization and (gain) loss on disposal of assets, net	116,844	115,771	29.7%	25.8%	1,073	0.9%
Impairment of property and equipment	—	5,898	—	1.3%	(5,898)	(100.0)%
Total costs and expenses	355,777	352,282	90.4%	78.5%	3,495	1.0%
Income from operations	37,816	96,455	9.6%	21.5%	(58,639)	(60.8)%
Interest expense, net	40,865	60,729	10.4%	13.5%	(19,864)	(32.7)%
Tax receivable agreement liability adjustment	6,850	(106)	1.7%	0.0%	6,956	6562.3%
Other income, net	(11,885)	(11,092)	(3.0)%	(2.4)%	(793)	7.1%
Total other expenses	35,830	49,531	9.1%	11.1%	(13,701)	(27.7)%
Income before income tax provision	1,986	46,924	0.5%	10.4%	(44,938)	(95.8)%
Income tax provision	5,431	13,581	1.4%	3.0%	(8,150)	(60.0)%
Net (loss) income	$(3,445)	$33,343	(0.9)%	7.4%	$(36,788)	(110.3)%

Service Revenue.  Service revenue decreased by $80.4 million, or 19.3%, to $336.3 million for fiscal year 2020 from $416.7 million in fiscal year 2019, representing 85.4% and 92.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Service revenue
Commercial Services	$180,856	$276,479	46.0%	61.6%	$(95,623)	(34.6)%
Government Solutions	155,418	140,244	39.4%	31.3%	15,174	10.8%
Total service revenue	$336,274	$416,723	85.4%	92.9%	$(80,449)	(19.3)%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Commercial Services service revenue decreased by $95.6 million, or 34.6%, from $276.5 million in fiscal year 2019 to $180.9 million in fiscal year 2020. This decrease was primarily due to the COVID-19 pandemic and related containment measures, which continue to have a significant negative impact on the RAC industry beginning in March 2020. As a result, our revenue declined 55% from the first quarter of 2020 to $27.3 million in the second quarter of 2020 which was the bulk of the decline. We have seen sequential improvement in service revenue to $44.2 million and $48.2 million in the third and fourth quarters of 2020, respectively which could be attributed to typical seasonality or to signs of recovery. Although increased availability and distribution of COVID-19 vaccines and the gradual lifting of travel restrictions could positively impact the travel industry in 2021, we anticipate that the impact from COVID-19 will result in year over year revenue declines through March 2021 and that full year 2021 service revenue may not recover to 2019 levels.

Government Solutions service revenue includes revenue from red-light, speed, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $15.2 million to $155.4 million for fiscal year 2020 from 140.2 million in fiscal year 2019. Our red-light photo enforcement service revenue declined $6.7 million during fiscal year 2020 compared to fiscal year 2019. This was primarily due to a $3.5 million decline from the loss of certain Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The remainder of the decline was primarily attributed to the impact from COVID-19 on variable rate clients. We also had a $4.3 million decrease in service revenue from the suspension of school bus stop arm cameras as most school buses were not operating for much of this period. These declines were mainly offset by speed program revenue, which grew approximately $25.7 million in fiscal year 2020, compared to the same period in 2019, due to an increase in the total number of camera systems installed.

There was an average of 4,027 active camera systems during fiscal year 2020 compared to an average of 4,738 for fiscal year 2019. The decline in active camera systems was primarily due to 1,347 cameras that were temporarily inactive due to COVID-19, and the loss of Texas programs noted above. These declines were partially offset by the expansion of speed enforcement systems with existing customers.

Service revenue for the year was negatively impacted from COVID-19 beginning in March 2020 which led to reduction in vehicle traffic as a result of stay-at-home orders and early school closures and delayed re-openings in certain jurisdictions in which we operate. We saw growth in our speed program revenue in 2020 and aniticipate continued growth in 2021 based on the full year impact of 2020 camera installations. However, we anticipate the negative impacts of COVID-19 will continue to impact our other revenue programs in future quarters.

Product Sales.    Product sales were $57.3 million and $32.0 million for fiscal years 2020 and 2019, respectively, which relate to revenue generated from Government Solutions customers who purchase their equipment. Product sales increased by $25.3 million which was primarily driven by sales to a single customer that is currently expanding its existing school zone speed program. A small number of customers purchase this equipment, and their buying patterns vary greatly from period to period. Without a specific notice to proceed with additional installation, we anticipate product revenue for 2021 to be in line with 2018.

Cost of Service Revenue.    Cost of service revenue decreased year over year, from $5.6 million for fiscal year 2019 to $4.0 million for fiscal year 2020. The decrease resulted from decreased costs of collection and other third-party professional services and associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales increased by $15.7 million from $13.9 million in fiscal year 2019 to $29.6 million in fiscal year 2020, and was driven by the increase in product sales volume.

Operating Expenses.    Operating expenses decreased by $9.9 million, or 7.9%, from $125.6 million for fiscal year 2019 to $115.7 million in fiscal year 2020. This decrease was primarily attributable to decreases of $4.6 million in employee wages due to furloughs, reduced headcount and bonus expense, and $9.1 million in transaction processing and other volume related costs, which were partially offset by increases in subcontractor expenses and operational equipment costs. Operating expenses as a percentage of total revenue increased from 28.0% to 29.4% in fiscal years 2019 and 2020, respectively. The following table presents operating expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Operating expenses
Commercial Services	$52,505	$66,916	13.3%	14.9%	$(14,411)	(21.5)%
Government Solutions	62,387	57,905	15.9%	12.9%	4,482	7.7%
Total operating expenses before stock-based compensation	114,892	124,821	29.2%	27.8%	(9,929)	(8.0)%
Stock-based compensation	837	819	0.2%	0.2%	18	2.2%
Total operating expenses	$115,729	$125,640	29.4%	28.0%	$(9,911)	(7.9)%

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $4.2 million to $89.7 million for fiscal year 2020 compared to $85.5 million for fiscal year 2019. We recorded a $14.4 million credit loss expense during the year as a result of the new credit loss accounting standard, which contributed to a $6.3 million year over year increase. We also had increases to stock based compensation and consulting fees of $2.6 million and $1.5 million, respectively. These increases were partially offset by an aggregate $7.6 million of cost-cutting measures including the elimination of the bonus payout and the related expense along with reductions to marketing and non-essential travel. Selling, general and administrative expenses as a percentage of total revenue increased from 19.1% to 22.8% in fiscal years 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
($ in thousands)	2020	2019	2020	2019	$	%
Selling, general and administrative expenses
Commercial Services	$40,978	$41,384	10.4%	9.2%	$(406)	(1.0)%
Government Solutions	34,465	32,696	8.8%	7.3%	1,769	5.4%
Corporate and other	2,469	2,220	0.6%	0.5%	249	11.2%
Total selling, general and administrative expenses before stock-based compensation	77,912	76,300	19.8%	17.0%	1,612	2.1%
Stock-based compensation	11,752	9,193	3.0%	2.1%	2,559	27.8%
Total selling, general and administrative expenses	$89,664	$85,493	22.8%	19.1%	$4,171	4.9%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.    Depreciation, amortization and (gain) loss on disposal of assets, net, increased from $115.8 million in fiscal year 2019 to $116.8 million in fiscal year 2020. The increase is primarily due to the increased depreciation and amortization expense resulting from the Pagatelia acquisition included in the entire fiscal year 2020 compared to only two months in 2019.

Impairment of Property and Equipment.  Impairment of property and equipment for the fiscal year 2019 included a $5.9 million impairment charge as a result of legislation that banned most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net. Interest expense, net decreased by $19.9 million from $60.7 million in fiscal year 2019 to $40.9 million in fiscal year 2020. This decrease was primarily as a result of lower interest rates coupled with the refinancing of our New First Lien Term Loan (as defined and discussed below) in February 2020, which reduced the applicable margin on the interest rate by 50 basis points. See “Liquidity and Capital Resources” below.

Tax Receivable Agreement Liability Adjustment. We recorded a $6.8 million charge in fiscal year 2020 and income of $0.1 million in fiscal year 2019. The adjustment in 2020 reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment.

Other Income, Net.  Other income, net was $11.9 million in fiscal year 2020 compared to $11.1 million in fiscal year 2019. The increase of $0.8 million was primarily due to a $1.4 million gain related to the HTA Settlement Agreement and another $1.4 million gain for the receipt of insurance proceeds related to this matter, both of which are further discussed in Note 17, Commitments and Contingencies, partially offset by the decreased volume in purchasing card rebates resulting from COVID-19’s impact on toll usage.

Income Tax Provision.    Income tax provision was $5.4 million representing an effective tax rate of 273.4% for fiscal year 2020 compared to $13.6 million, representing an effective tax rate of 28.9% for fiscal year 2019. The effective tax rate change was primarily due to lower pre-tax income in 2020, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current year.

Net (Loss) Income.  We had a net loss of $3.4 million for fiscal year 2020 compared to net income of $33.3 million for 2019. The $36.8 million decrease in net income was primarily due to the decline in revenue from the impact of COVID-19 on our RAC customers, and the other statement of operations activity discussed above.

Fiscal Year 2019 Compared to Fiscal Year 2018

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue	$416,723	$365,076	92.9%	98.6%	$51,647	14.1%
Product sales	32,014	5,070	7.1%	1.4%	26,944	531.4%
Total revenue	448,737	370,146	100.0%	100.0%	78,591	21.2%
Cost of service revenue	5,561	5,788	1.2%	1.6%	(227)	(3.9)%
Cost of product sales	13,919	3,447	3.1%	0.9%	10,472	303.8%
Operating expenses	125,640	108,883	28.0%	29.4%	16,757	15.4%
Selling, general and administrative expenses	85,493	136,069	19.1%	36.8%	(50,576)	(37.2)%
Depreciation, amortization and (gain) loss on disposal of assets, net	115,771	103,353	25.8%	27.9%	12,418	12.0%
Impairment of property and equipment	5,898	—	1.3%	—	5,898	n/a
Total costs and expenses	352,282	357,540	78.5%	96.6%	(5,258)	(1.5)%
Income from operations	96,455	12,606	21.5%	3.4%	83,849	665.2%
Interest expense, net	60,729	69,550	13.5%	18.8%	(8,821)	(12.7)%
Tax receivable agreement liability adjustment	(106)	—	0.0%	—	(106)	n/a
Loss on extinguishment of debt	—	26,486	—	7.2%	(26,486)	(100.0)%
Other income, net	(11,092)	(8,795)	(2.4)%	(2.4)%	(2,297)	26.1%
Total other expenses	49,531	87,241	11.1%	23.6%	(37,710)	(43.2)%
Income (loss) before income tax provision (benefit)	46,924	(74,635)	10.4%	(20.2)%	121,559	162.9%
Income tax provision (benefit)	13,581	(16,241)	3.0%	(4.4)%	29,822	183.6%
Net income (loss)	$33,343	$(58,394)	7.4%	(15.8)%	$91,737	157.1%

Service Revenue.  Service revenue increased by $51.6 million, or 14.1%, to $416.7 million for fiscal year 2019 from $365.1 million for fiscal year 2018, representing 92.9% and 98.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Service revenue
Commercial Services	$276,479	$222,611	61.6%	60.1%	$53,868	24.2%
Government Solutions	140,244	142,465	31.3%	38.5%	(2,221)	(1.6)%
Total service revenue	$416,723	$365,076	92.9%	98.6%	$51,647	14.1%

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Service revenue increased by $53.9 million, or 24.2%, from $222.6 million for fiscal year 2018 to $276.5 million for fiscal year 2019. We acquired HTA, a toll and violation processor, on March 1, 2018, and

EPC, a European violations processor, on April 6, 2018. These acquisitions contributed $21.6 million to service revenue growth during the period presented. The remaining service revenue was mainly due to a $28.9 million increase from improved volumes in both billable days and tolls processed across our tolling products.

Government Solutions service revenue includes revenue from red-light, speed, school bus arm and bus lane photo enforcement systems. Service revenue decreased by $2.2 million, to $140.2 million for fiscal year 2019 from $142.5 million for fiscal year 2018. Our red-light photo enforcement service revenue declined $9.5 million compared to fiscal year 2018. This was primarily due to a $2.7 million decline from the loss of certain Florida programs and $4.5 million due to the loss of Texas programs on June 1, 2019 due to a legislative change that banned most red-light photo enforcement programs in the state. The loss of most of our red-light programs in Texas has negatively impacted year over year service revenue comparison for the next two quarters. The remaining decline resulted from lower price per system in variable contracts. Pricing of red-light photo enforcement programs can be impacted by timing of transaction volume in our variable contracts as well as the pricing of contract renewals. The Company exited its street light maintenance offering at the end of the first quarter of 2019, resulting in a $2.5 million decrease year over year. This street light maintenance offering was not part of our core business and did not meet our profitability criteria. These declines were offset by speed program revenue, which grew approximately $10 million due to increases in the total number of camera systems installed and higher average pricing.

Our previous reporting of installed camera systems included systems connected to suspended programs or spare systems at client locations. We re-evaluated our metric during the first quarter of 2019, and only reported installed camera systems that generated revenue, as we believe this is a more meaningful presentation. There were an average of 4,738 camera systems installed during fiscal year 2019 compared to an average of 4,306 for fiscal year 2018. The increase in camera systems was primarily due to new installations of school bus arm systems and the expansion of speed enforcement systems with existing customers. This increase was partially offset by a decline in red-light photo enforcement systems primarily due to the loss of certain Florida and Texas programs noted above.

Product Sales.  Product sales of $32.0 million and $5.1 million for fiscal years 2019 and 2018, respectively, included revenue generated from Government Solutions customers who purchased their equipment. Product sales increased by $26.9 million primarily driven by sales to a single customer who was expanding their existing school zone speed program.

Cost of Service Revenue.  Cost of service revenue decreased slightly by $0.2 million, to $5.6 million for fiscal year 2019 from $5.8 million in fiscal year 2018. The decline in cost was consistent with a slight decline in ancillary revenue generated from supporting red-light programs.

Cost of Product Sales.  Cost of product sales increased by $10.5 million, to $13.9 million for fiscal year 2019 compared to $3.4 million in fiscal year 2018, and was consistent with the change in product sales.

Operating Expenses.  Operating expenses were $125.6 million for fiscal year 2019, which increased $16.8 million from $108.9 million in fiscal year 2018 mainly due to the inclusion of HTA and EPC operations for the full year compared to only ten months and nine months, respectively, in 2018, but have decreased as a percentage of revenue from 29.4% to 28.0% in fiscal years 2018 and 2019, respectively. Operating expenses by segment appear in the table below:

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $85.5 million for fiscal year 2019. Expenses in this line item decreased by $50.6 million from $136.1 million in fiscal year 2018 primarily due to $56.4 million of transaction expenses for the Business Combination, HTA and EPC acquisitions, non-recurring expenses of $8.8 million and $5.4 million related to fees paid under a corporate advisory services agreement in fiscal year 2018 for which there were no comparable amounts in fiscal year 2019. The decrease was partially offset by the increase in stock-based compensation expense recorded in fiscal year 2019. Selling, general and administrative expenses as a percentage of total revenue decreased from 36.8% to 19.1% for fiscal years 2018 and 2019, respectively, and are presented by segment in the table below:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
($ in thousands)	2019	2018	2019	2018	$	%
Selling, general and administrative expenses
Commercial Services	$41,384	$55,370	9.2%	15.0%	$(13,986)	(25.3)%
Government Solutions	32,696	27,827	7.3%	7.5%	4,869	17.5%
Corporate and other	2,220	50,737	0.5%	13.7%	(48,517)	(95.6)%
Total selling, general and administrative expenses before stock-based compensation	76,300	133,934	17.0%	36.2%	(57,634)	(43.0)%
Stock-based compensation	9,193	2,135	2.1%	0.6%	7,058	330.6%
Total selling, general and administrative expenses	$85,493	$136,069	19.1%	36.8%	$(50,576)	(37.2)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.  Depreciation, amortization and (gain) loss on disposal of assets, net, of $115.8 million for fiscal year 2019 included $22.8 million of depreciation and $92.8 million of amortization. The increase of $12.4 million from $103.4 million in fiscal year 2018 is primarily due to the inclusion of amortization expense resulting from the HTA and EPC acquisitions for the entire fiscal year 2019 compared to partial periods in the 2018 period.

Impairment of Property and Equipment. Impairment of property and equipment for fiscal year 2019 consists of a $5.9 million impairment charge as a result of a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019, which was in the Government Solutions segment.

Interest Expense, Net.  Interest expense, net decreased by $8.8 million from $69.5 million in fiscal year 2018 to $60.7 million in 2019. The average debt balances as of December 31, 2018 and 2019 were $887.8 million and $899.7 million, respectively. Although the average debt balances remained relatively consistent, interest expense was higher in the 2018 period due to the New Second Lien Term Loan, which had a higher interest rate.  The decrease in interest expense in 2019 is due to the full payoff of the New Second Lien Term Loan in the fourth quarter of 2018 and increase in interest income of $1.1 million during fiscal year 2019. See “Liquidity and Capital Resources.”

Tax Receivable Agreement Liability Adjustment. We recorded $0.1 million of income in fiscal year 2019 resulting from changes in taxable income and tax rates.

Loss on Extinguishment of Debt.  This represents the loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit facilities in conjunction with the HTA acquisition and the repayment of the New Second Lien Term Loan in October 2018 pursuant to the Business Combination. See “Liquidity and Capital Resources.”

Other Income, Net.  Other income, net increased $2.3 million, from $8.8 million in fiscal year 2018 to $11.1 million for fiscal year 2019 primarily due to the increased purchasing card rebates resulting from the inclusion of HTA operations for the entire period in fiscal year 2019 compared to ten months in the 2018 period. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency.

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

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our availability to borrow under our New Revolver (as defined below) will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowings on our New Revolver, or equity financings, all of which may not be available to us on favorable terms or at all. Please also see section entitled “Risk Factors.”

We have the ability to borrow under our New Revolver to meet obligations as they come due. As of December 31, 2020, we had $48.8 million available for borrowing, net of letters of credit, under our New Revolver.

Concentration of Credit Risk

As of December 31, 2020, NYCDOT represented 58.9% of accounts receivable, net. The Company provides photo enforcement services to NYCDOT under the Legacy Contract and the Emergency Contract. At December 31, 2020, the Legacy Contract had an open receivable balance of $28.8 million, of which $20.5 million had aged beyond NYCDOT’s 45-day payment terms. As of December 31, 2020, the Company had invoiced NYCDOT for $52.6 million in product revenue and $17.4 million in service revenue under the Emergency Contract. NYCDOT has not made any payments against the Emergency Contract to date. In late January 2021, we were informed that the City of New York is investigating matters related to our past installation practices, and it is unclear whether this investigation will impact the timing of the payments. Refer to Concentration of Credit Risk within Note 2 to the consolidated financial statements for additional information on significant customers’ revenue concentration. For information on the risks and uncertainties relating to our contracts with NYCDOT and other government entities, please see the risk factors entitled “The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, NYCDOT” and “Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business” set forth in Part I, Item 1A. “Risk Factors.”

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018
Net cash provided by operating activities	$46,909	$133,802	$46,017
Net cash used in investing activities	(24,153)	(54,973)	(562,857)
Net cash (used in) provided by financing activities	(34,004)	(14,520)	574,268

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $86.9 million, from $133.8 million in fiscal year 2019 to $46.9 million in fiscal year 2020. Net income year over year decreased by $36.8 million, from $33.3 million income in 2019 to a $3.4 million loss in 2020. The aggregate adjustments to net (loss) income increased $15.4 million mainly due to a $6.3 million increase in credit loss expense related to the credit loss standard, the $7.0 million increase in the tax receivable agreement liability adjustment and a $6.1 million change in deferred income taxes. These increases were partially offset by a $5.9 million impairment of property and equipment in fiscal year 2019 with no comparable amount in 2020.

There was an aggregate $65.5 million decrease year over year in the changes in operating assets and liabilities, which was driven primarily by a $77.9 million increase in accounts receivables primarily due to collection delays on the accounts receivable associated with our fixed speed camera product sales to NYCDOT, combined with a decrease in accounts payable and accrued liabilities due to the payout of the 2019 bonus accrual with no accrual for fiscal year 2020 and a decrease in other accruals which was consistent with our decrease in certain revenue streams. For additional information on NYCDOT’s impact on our cash provided by operating activities, please see the risk factor entitled “The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, NYCDOT” set forth in Part I, Item 1A. “Risk Factors.”

Cash provided by operating activities increased $87.8 million from $46.0 million in fiscal year 2018 to $133.8 million in fiscal year 2019. The change in cash provided by operating activities year over year was primarily due to a net income increase of $91.7 million from a loss of $58.4 million in fiscal year 2018 to income of $33.3 million in fiscal year 2019. The growth in net income was driven by the inclusion of the results of HTA and EPC operations for the full year in 2019 versus only partial periods in the 2018 period. It is also attributable to $97.1 million of transaction (the Business Combination, HTA and EPC acquisitions), non-recurring transformation, sponsor fee expenses and loss on extinguishment of debt in fiscal year 2018 for which there were no comparable amounts in fiscal year 2019.

Aggregate adjustments to reconcile net income (loss) to net cash provided by operations increased by $12.5 million. The increase was primarily due to inclusion of the amortization of intangibles associated with the HTA and EPC acquisitions and stock-based compensation for the full year in 2019 versus partial periods in 2018. The $26.5 million loss on extinguishment of debt in fiscal year 2018 for which there was no comparable amount in 2019 was offset by a $5.9 million impairment charge in the 2019 period for which there were no comparable amount in 2018. There was an aggregate $16.5 million decrease in the change in operating assets and liabilities which was primarily driven by an increase in prepaid expenses and the change in accrued liabilities offset by the change in accounts receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $24.2 million in fiscal year 2020 which was mainly related to purchases of installation and service parts and property and equipment.

Cash used in investing activities was $55.0 million and $562.9 million for fiscal years 2019 and 2018, respectively. The change in cash used in investing activities year over year was primarily due to acquisitions. Cash paid for the Pagatelia acquisition in fiscal year 2019 was $26.6 million, net of $1.1 million of cash acquired. Cash consideration for the HTA acquisition was $531.7 million net of $3.0 million of cash acquired, and for EPC it was $2.6 million, net of $9.0 million of cash acquired.

Cash Flows from Financing Activities

Cash used in financing activities was $34.0 million and $14.5 million for fiscal years 2020 and 2019, respectively. The cash used in 2020 increased primarily as a result of a $19.7 million mandatory prepayment of excess cash flows made pursuant to the terms of the New First Lien Term Loan (as defined below), and costs associated with refinancing the New First Lien Term Loan in February 2020.

Cash provided by financing activities was $574.3 million for fiscal year 2018 and was due to our entering into the 2018 Credit Facilities to fund the HTA acquisition and to repay the outstanding balance on the 2017 Credit Facilities, which totaled approximately $450.5 million, as well as the repayment of the New Second Lien Term Loan in full and the $70.0 million increase to the New First Lien Term Loan in conjunction with the Business Combination. Additionally, cash received in connection with the Business Combination was $803.3 million. Cash payments made in connection with the issuance of the 2018 Credit Facilities, the repayment of the 2017 Credit Facilities and the Business Combination were $29.5 million, $8.2 million and $24.0 million, respectively. Additionally, there was a $779.2 million distribution to the selling shareholders in the Business Combination that was partially offset by a $169.3 million capital contribution from Greenlight.

Debt

In connection with the an acquisition, VM Consolidated, Inc., our wholly-owned subsidiary, entered into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan” and together with the New First Lien Term Loan, the “New Term Loans”) and a Revolving Credit Agreement (the “New Revolver,” and together with the New Term Loans, the “2018 Credit Facilities”) with a syndicate of lenders. The 2018 Credit Facilities initially provided for committed senior secured financing of $1.115 billion, consisting of an aggregate principal amount of $1.04 billion under the New Term Loans and an aggregate revolving commitment of up to $75 million available for loans and letters of credit under the New Revolver (subject to borrowing eligibility requirements as described below). In July 2018, we amended the New First Lien Term Loan to expand the aggregate principal loan amount from $840 million to $910 million. The additional $70 million, along with funds contributed by Platinum Equity, LLC, were used to repay the $200 million New Second Lien Term Loan in full contemporaneously with the closing of the Business Combination on October 17, 2018. The New First Lien Term Loan represents the only debt outstanding under the 2018 Credit Facilities as of December 31, 2020.

The 2018 Credit Facilities replaced the previous First Lien Term Loan Credit Agreement (the “Old First Lien”), the Second Lien Term Loan Credit Agreement (the “Old Second Lien” and together with the Old First Lien, the “Old Term Loans”), which were repaid concurrent with the closing on the 2018 Credit Facilities, and a preexisting Revolving Credit Agreement (the “Old Revolver”, collectively with the Old Term Loans, the “2017 Credit Facilities”) which was undrawn at close. The outstanding balances at the date of close on the Old Term Loans, which were repaid in full with proceeds from the 2018 Credit Facilities were $323 million and $125 million, respectively.

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. We refinanced the entire outstanding amount under the New First Lien Term Loan on February 20, 2020, which reduced the previous applicable margin by 50 basis points. The New First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of December 31, 2020, the interest rate on the New First Lien Term Loan was 3.4%.

In addition, the New First Lien Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year, beginning with the year ending December 31, 2019), as set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the New First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

We made a $19.7 million mandatory prepayment of excess cash flow during the first quarter of fiscal year 2020, which was classified as current portion of long-term debt in the consolidated balance sheet at December 31, 2019. We did not have a mandatory prepayment of excess cash flow for the fiscal year ended December 31, 2020.

The New Revolver matures on February 28, 2023. The terms of the New Revolver were not affected by the refinancing of the New First Lien Term Loan discussed above. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. We may at any time, on not more than five occasions, request an increase to the New Revolver of up to an aggregate amount of $50 million. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At December 31, 2020, we had no outstanding borrowings on the New Revolver and our availability to borrow was $48.8 million, net of $6.3 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.3 million of outstanding letters of credit as of December 31, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At December 31, 2020, we were compliant with the 2018 Credit Facilities covenants. Substantially all of our assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

We recorded interest expense, including amortization of deferred financing costs and discounts, of $40.9 million, $60.7 million and $69.6 million for fiscal years 2020, 2019 and 2018 respectively.

In connection with the refinancing of the New First Lien Term Loan in February 2020, which we determined was to be accounted for as a modification, we incurred $0.8 million of lender fees which were capitalized as deferred financing costs and amortized over the remaining life of the New First Lien Term Loan, and $0.2 million of legal fees that were expensed as selling, general and administrative expenses on the consolidated statement of operations in the fiscal year ended December 31, 2020.

We recognized a charge of $10.2 million in fiscal year 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of preexisting deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities. We also recorded a loss on extinguishment of the New Second Lien Term Loan of $16.3 million in fiscal year 2018 consisting of a $4.0 million prepayment penalty, a $3.4 million write-off of pre-existing deferred financing costs and $8.9 million of lender and third-party costs associated with the issuance of the loan.

Commitments and Contingencies

We have issued various letters of credit under contractual arrangements with certain of our vendors and customers. Outstanding letters of credit under these arrangements totaled $6.3 million and $0.1 million at December 31, 2020 and 2019, respectively. The letters of credit are not released until all services have been provided or the contract has been canceled.

The following table summarizes our contractual commitments at December 31, 2020:

	Payments due by period
($ in thousands)	Total	1 year	2 - 3 years	4 - 5 years	Thereafter
Long-term debt, including current maturities (1)	$865,642	$9,104	$18,208	$838,330	$—
Interest on long-term debt (2)	121,585	29,693	58,445	33,447	—
Operating lease payments	43,485	4,737	6,735	5,990	26,023
Purchase obligations	6,302	6,302	—	—	—

(1)	Amounts for 2021, 2022-2023, and 2024-2025 represent quarterly installment payments with respect to the New First Lien Term Loan.
(2)	This reflects the interest rate for the New First Lien Term Loan in effect at December 31, 2020.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements nor do we have any interest in entities referred to as variable interest entities as of December 31, 2020.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements.

Revenue Recognition

Commercial Services.    The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries. We have determined our performance obligation is a distinct stand-ready obligation as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses our services, such as toll payment, title and registration, etc. Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed.

Government Solutions.    The Government Solutions segment principally generates revenue by providing complete, end-to-end red-light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

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

Remaining Performance Obligations

As of December 31, 2020, we had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which includes amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract as of December 31, 2020. As these amounts relate to the initial deferral of revenue under a contract, we expect to recognize these amounts over a two-month period at the end of the contract.

Significant Judgments

Under the new revenue standard, significant judgments are required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for identifying the performance obligations and determining whether the services provided are able to be distinct, determining the transaction price as it relates to the different variable consideration structures identified in our contracts, the estimation of the SSP and the allocation of the transaction price by relative SSPs. Assumptions regarding timing of when control transfers to the customer also requires significant judgment in order to recognize revenue.

Allowance for Credit Loss

In accordance with the current expected credit losses standard discussed in Note 2 to our consolidated financial statements, we review historical loss rates, customer payment trends and collection rates on customer balances. Estimated loss rates are developed as of the balance sheet date using historical credit loss experience and adjusted for future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates, and adjusts appropriately. This includes evaluation by portfolio segment the changes in expectations based on the newest information available on customer payment trends and risk characteristics, and adjusting the probability-weighting either upward or downward that is most representative of the expected credit losses.

Acquisitions

We apply the asset acquisition method to account for business acquisitions. We allocate the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment and includes the use of independent valuation specialists to assist us in estimating fair values of acquired tangible and intangible assets. Fair values of acquired assets and their respective useful lives are based on, among other factors, estimates of expected cash flows, customer turnover, discount rates and royalty cost savings. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from estimates. Differences between estimates and actual results may result in adjustment to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recognized within our consolidated statements of operations as a current period gain or loss.

Impairment of Long-Lived Assets

We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that the carrying amounts may not be fully recoverable. We first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount, we then perform a one-step quantitative impairment test by comparing the reporting unit’s fair value with its carrying value in accordance with ASU 2017-04, which we adopted as of January 1, 2020. Refer to Note 2, Significant Accounting Policies for more information on our adoption of ASU 2017-04. Pursuant to ASU 2017-04, an impairment loss is recognized for the amount by which the reporting units’ carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment is recognized if the fair value of the reporting unit exceeds its carrying value.

The process of evaluating goodwill requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit. If necessary, we determine fair values of our reporting units based on an income approach or more specifically, a discounted cash flow method (“DCF Method”). The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents a present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on our long-term financial projections. In addition to determining the fair value of our reporting units based on the DCF method, we also compare the aggregate values of our net corporate assets and the reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method. The key inputs used in the DCF Method include revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rates that are at or above our weighted-average cost of capital. We apply discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

During the first half of fiscal 2020, our market capitalization declined significantly compared to December 31, 2019. Over the same period, the equity value of our key Commercial Services customers, our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. These declines were driven by the uncertainty surrounding the outbreak of COVID-19 and other macroeconomic events. Based on these factors, we concluded that a triggering event occurred and, accordingly, interim quantitative impairment tests were performed as of March 31, 2020 and as of June 30, 2020. In connection with these tests, we concluded the fair values of the Government Solutions and Commercial Services reporting units exceeded their respective carrying values and that an adjustment to goodwill was not required. The fair values of our reporting units as of March 31, 2020 and June 30, 2020 were determined in accordance with the DCF Method described above using our most currently available financial forecasts assuming a long-term growth rate of 2% and a discount rate of 12%. To understand the sensitivity that a change in discount rate could have on our reporting units’ fair values, the Company also applied discount rates ranging from 11% to 14% and concluded the fair values of the both reporting units exceeded their respective carrying values in each instance. In addition, we completed our annual goodwill impairment test as of October 1, 2020 for our two reporting units. In doing so, we conducted a qualitative assessment and concluded no adjustment to goodwill was necessary because our most current long-term financial forecasts continued to meet or exceed the forecasted results used in connection with the interim quantitative impairment tests performed at March 31 and June 30, 2020. In addition, there were no indicators of impairment based on the qualitative analysis performed as of the fiscal years ended December 31, 2019 and 2018. The current economic conditions due to COVID-19 are still evolving and any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in a future goodwill impairment charge, which could be material.

We review our long-lived assets other than goodwill, for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. Our estimates of cash flows are subjective judgments based on past experiences adjusted for trends and future expectation, and can be significantly impacted by changes in our business or economic conditions. The determination of asset group fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses. If our estimates or underlying assumptions change in the future, our operating results may be materially impacted.

The state of Texas passed legislation as of June 1, 2019 to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. We considered this a triggering event for potential impairment and evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, we recognized an impairment charge in the Government Solutions segment of $5.9 million for the year ended December 31, 2019, which is included in impairment of property and equipment in the consolidated statements of operations. We did not have impairment losses on long-lived assets for the years ended December 31, 2020 or December 31, 2018.

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

Our effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to us in the various jurisdictions in which we operate. Under GAAP, if we determine that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, we recognize the benefit. Tax code and regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, our effective tax rate reflected in our consolidated financial statements is different from that reported in our tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on our tax returns, and some are temporary differences, such as depreciation expense.  Temporary differences create deferred tax assets and liabilities.

We recognize benefits on uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits. Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

Tax Receivable Agreement

At the closing of the Business Combination, we entered into the Tax Receivable Agreement (“TRA”) with the Platinum Stockholder and Greenlight as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from our acquisition of HTA prior to the Business Combination. We generally will retain the benefit of the remaining 50% of these cash savings. We estimated the potential maximum benefit to be paid will be approximately $70 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, we made adjustments to this amount.

We recorded a $6.8 million expense in fiscal year 2020 and $0.1 million of income in fiscal year 2019 to tax receivable agreement liability adjustment in the consolidated statements of operations. The adjustment in 2020 reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment.

At December 31, 2020, the TRA liability was approximately $72.7 million of which $4.8 million was the current portion and $67.9 million was the non-current portion both of which are included in the respective payable to related party pursuant to tax receivable agreement line items on the consolidated balance sheets. The remaining tax life of these intangible assets is approximately 14 years. The ultimate timing of payments of the TRA liability is uncertain due to the realization of the benefits from the HTA intangibles involving uncertainties in the amount and timing of our future taxable income. We expect to fund future payments through cash flow from operations.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the New First Lien Term Loan, which has an outstanding balance of $865.6 million at December 31, 2020. We refinanced the entire amount outstanding on the New First Lien Term Loan in February 2020 which reduced the previous applicable margin by 50 basis points. The New First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At December 31, 2020, the interest rate on the New First Lien Term Loan was 3.4%. Based on the December 31, 2020 balance outstanding, each 1% movement in interest rates will result in an approximately $8.7 million change in annual interest expense.

We have not engaged in any hedging activities during fiscal year 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

VERRA MOBILITY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

Commercial Services Revenue

Description of the Matter

As described in Notes 2 and 18 to the consolidated financial statements, the Company generated commercial services revenue of $180.9 million for the year ended December 31, 2020.

The Company‘s commercial services revenue recognition process involves several applications and data sources needed for the initiation, processing, and recording of transactions from the Company’s various commercial services revenue sources, as well as the calculation of commercial services revenue in accordance with the Company’s accounting policy. Auditing the Company's accounting for commercial services revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the commercial services revenue recognition process.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the commercial services revenue recognition process. This included testing controls over the completeness and accuracy of data within the commercial services revenue systems, the interfaces of data between relevant systems, testing of relevant IT application controls and testing of relevant IT general controls over the IT applications supporting the commercial services revenue recognition process.

To test the Company’s accounting for commercial services revenue from contracts with customers, we performed substantive audit procedures that included, among others, testing on a sample basis the completeness and accuracy of the underlying data within the commercial services revenue systems, performing data analytics to test recorded revenue amounts, tracing a sample of sales transactions to supporting documentation, and testing a sample of cash to billings reconciliations.

Goodwill impairment considerations

Description of the Matter

As described in Notes 2 and 6 to the consolidated financial statements, the Company completed interim quantitative goodwill impairment tests as of March 31, 2020 and June 30, 2020, due to identified triggering events. Fair value is estimated by management based on an income approach using a discounted cash flow model which is corroborated with an implied fair value of the reporting units using a market-based approach. Based upon the results of its interim impairment tests, the Company concluded that the fair values of both the commercial services and government solutions reporting units exceeded their carrying values.

Auditing the interim quantitative goodwill impairment analyses was complex due to the significant estimation uncertainty in determining the fair values of the commercial services and government solutions reporting units. The significant assumptions used to form the basis of the forecasted results included revenue growth rates, operating margins, discount rates and long-term growth rates. These significant assumptions were forward-looking and could be affected by future economic and market conditions, including the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over its interim goodwill impairment assessments. This included testing controls over the estimation process supporting management’s judgment and evaluation of underlying assumptions and estimates with regards to the fair values of each reporting unit.

To test the estimated fair values of each reporting unit, our audit procedures included, among others, the evaluation of the Company’s valuation methodology and testing of the significant assumptions described above. For example, we compared the significant assumptions to current industry and market trends, analyst reports, historical actuals and annual financial forecasts presented to the Board of Directors. We performed sensitivity analyses of these significant assumptions to evaluate the changes in the fair value that would result from changes in the assumptions. We also evaluated the reconciliation of the estimated aggregate fair value of the reporting units to the market capitalization of the Company. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited Verra Mobility Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verra Mobility Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2021

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

($ in thousands except per share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$120,259	$131,513
Restricted cash	633	917
Accounts receivable (net of allowance for credit loss of $11.5 million and $7.6 million at December 31, 2020 and 2019, respectively)	168,783	93,514
Unbilled receivables	14,045	20,003
Prepaid expenses and other current assets	24,317	26,491
Total current assets	328,037	272,438
Installation and service parts, net	7,944	8,841
Property and equipment, net	70,284	72,266
Operating lease assets	29,787	32,177
Intangible assets, net	342,139	434,443
Goodwill	586,435	584,150
Other non-current assets	2,699	3,111
Total assets	$1,367,325	$1,407,426
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,509	$50,825
Accrued liabilities	15,636	19,547
Payable to related party pursuant to tax receivable agreement, current portion	4,791	5,730
Current portion of long-term debt	9,104	28,779
Total current liabilities	64,040	104,881
Long-term debt, net of current portion	832,941	837,686
Operating lease liabilities, net of current portion	27,986	30,130
Payable to related party pursuant to tax receivable agreement, net of current portion	67,869	61,174
Asset retirement obligation	6,409	6,309
Deferred tax liabilities, net	21,148	25,716
Other long-term liabilities	494	2,183
Total liabilities	1,020,887	1,068,079
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $.0001 par value, 260,000 shares authorized with 162,269 and 159,150 shares issued and outstanding at December 31, 2020 and 2019, respectively	16	16
Common stock contingent consideration	36,575	54,862
Additional paid-in capital	393,995	367,266
Accumulated deficit	(84,359)	(80,220)
Accumulated other comprehensive income (loss)	211	(2,577)
Total stockholders' equity	346,438	339,347
Total liabilities and stockholders' equity	$1,367,325	$1,407,426

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Service revenue	$336,274	$416,723	$365,076
Product sales	57,319	32,014	5,070
Total revenue	393,593	448,737	370,146
Cost of service revenue	3,967	5,561	5,788
Cost of product sales	29,573	13,919	3,447
Operating expenses	115,729	125,640	108,883
Selling, general and administrative expenses	89,664	85,493	136,069
Depreciation, amortization and (gain) loss on disposal of assets, net	116,844	115,771	103,353
Impairment of property and equipment	—	5,898	—
Total costs and expenses	355,777	352,282	357,540
Income from operations	37,816	96,455	12,606
Interest expense, net	40,865	60,729	69,550
Tax receivable agreement liability adjustment	6,850	(106)	—
Loss on extinguishment of debt	—	—	26,486
Other income, net	(11,885)	(11,092)	(8,795)
Total other expenses	35,830	49,531	87,241
Income (loss) before income tax provision (benefit)	1,986	46,924	(74,635)
Income tax provision (benefit)	5,431	13,581	(16,241)
Net (loss) income	$(3,445)	$33,343	$(58,394)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,788	3,244	(5,821)
Total comprehensive (loss) income	$(657)	$36,587	$(64,215)
Net (loss) income per share:
Basic	$(0.02)	$0.21	$(0.67)
Diluted	$(0.02)	$0.21	$(0.67)
Weighted average shares outstanding:
Basic	161,632	157,890	87,320
Diluted	161,632	161,522	87,320

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2017	60,484	$6	$—	$129,020	$18,238	$—	$147,264
Net loss	—	—	—	—	(58,394)	—	(58,394)
Stock issued in exchange for business acquisitions	12,420	1	—	117,554	—	—	117,555
Equity infusion from Gores	39,675	4	—	403,290	—	—	403,294
Private placement	43,478	5	—	399,995	—	—	400,000
Gores Holdings rollover equity	—	—	—	(34)	—	—	(34)
Capital contribution from Greenlight	—	—	—	169,259	—	—	169,259
Return of capital to Greenlight stockholders	—	—	—	(779,270)	—	—	(779,270)
Common stock contingent consideration	—	—	73,150	—	(73,150)	—	—
Tax receivable payable to Greenlight stockholders	—	—	—	(69,996)	—	—	(69,996)
Underwriting fees	—	—	—	(15,345)	—	—	(15,345)
Transaction costs incurred by Gores	—	—	—	(8,728)	—	—	(8,728)
Stock-based compensation	—	—	—	2,272	—	—	2,272
Other comprehensive loss	—	—	—	—	—	(5,821)	(5,821)
Balance as of December 31, 2018	156,057	$16	$73,150	$348,017	$(113,306)	$(5,821)	$302,056
Net income	—	—	—	—	33,343	—	33,343
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(7,001)	—	—	(7,001)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of restricted stock units ("RSUs")	593	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,990)	—	—	(4,990)
Stock-based compensation	—	—	—	10,012	—	—	10,012
Other comprehensive income	—	—	—	—	—	3,244	3,244
Balance as of December 31, 2019	159,150	$16	$54,862	$367,266	$(80,220)	$(2,577)	$339,347
Net loss	—	—	—	—	(3,445)	—	(3,445)
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of RSUs	619	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,147)	—	—	(4,147)
Stock-based compensation	—	—	—	12,589	—	—	12,589
Other comprehensive income, net of tax	—	—	—	—	—	2,788	2,788
Balance as of December 31, 2020	162,269	$16	$36,575	$393,995	$(84,359)	$211	$346,438

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(3,445)	$33,343	$(58,394)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116,570	115,566	103,346
Amortization of deferred financing costs and discounts	5,437	6,641	9,168
Impairment of property and equipment	—	5,898	—
Tax receivable agreement liability adjustment	6,850	(106)	—
Credit loss expense	14,387	8,100	6,025
Deferred income taxes	(4,746)	(10,894)	(24,435)
Stock-based compensation	12,589	10,012	2,272
Loss on extinguishment of debt	—	—	26,486
Installation and service parts expense	677	1,166	1,238
Accretion expense	259	350	396
Loss on disposal of assets	274	205	7
Changes in operating assets and liabilities:
Accounts receivable, net	(90,588)	(12,662)	(23,721)
Unbilled receivables	5,964	(6,428)	(6,124)
Prepaid expenses and other assets	3,829	(7,150)	2,115
Accounts payable and accrued liabilities	(16,867)	(8,194)	7,125
Other liabilities	(4,281)	(2,045)	513
Net cash provided by operating activities	46,909	133,802	46,017
Cash Flows from Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	(25,519)	(536,699)
Purchases of installation and service parts and property and equipment	(24,260)	(29,685)	(26,576)
Cash proceeds from the sale of assets	107	231	418
Net cash used in investing activities	(24,153)	(54,973)	(562,857)
Cash Flows from Financing Activities:
Borrowings on revolver	—	—	468
Repayment on revolver	—	—	(468)
Borrowings of long-term debt	—	—	1,103,800
Repayment of long-term debt	(28,779)	(9,104)	(654,851)
Payment of debt issuance costs	(1,078)	(426)	(31,753)
Payment of debt extinguishment costs	—	—	(12,187)
Payment of employee tax withholding related to RSUs vesting	(4,147)	(4,990)	—
Capitalization from merger with Gores Holdings	—	—	803,294
Payment of underwriting and transaction costs	—	—	(24,024)
Capital contribution from Greenlight	—	—	169,259
Distribution to selling shareholders	—	—	(779,270)
Net cash (used in) provided by financing activities	(34,004)	(14,520)	574,268
Effect of exchange rate changes on cash and cash equivalents	(290)	1,040	(856)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,538)	65,349	56,572
Cash, cash equivalents and restricted cash - beginning of period	132,430	67,081	10,509
Cash, cash equivalents and restricted cash - end of period	$120,892	$132,430	$67,081

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2020	2019	2018
Supplemental cash flow information:
Interest paid	$35,822	$55,197	$60,441
Income taxes paid, net of refunds	12,638	24,357	762
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	18,288	—
Additions to ARO, property and equipment, and other	133	230	147
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	1,289	4,204	3,179
Tenant improvement allowance included in property and equipment	—	581	—
Gores equity infusion working capital adjustment payable to related party	—	7,001	—
Reduction to tax receivable agreement liability	—	2,940	—
Capital contributions received in Greenlight Acquisition Corporation common stock	—	—	117,555
Tax receivable agreement established upon merger	—	—	69,996

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation (“Greenlight”), PE Greenlight Holdings, LLC, AM Merger Sub I, Inc., a direct, wholly-owned subsidiary of Gores and AM Merger Sub II, LLC, a direct, wholly-owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, Gores changed its name to Verra Mobility Corporation. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies and state and local governments. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating segments: Commercial Services and Government Solutions (see Note 18).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company prepared in accordance with GAAP. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

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

Significant customers are those which represent more than 10% of the Company’s total revenue and accounts receivable. Revenue from one of the Government Solutions customers as a percent of total revenue is presented below for the years ended December 31, 2020, 2019 and 2018, respectively:

	For the Year Ended December 31,
	2020	2019	2018
City of New York Department of Transportation	31.3%	14.6%	9.3%

As of December 31, 2020, the City of New York Department of Transportation (“NYCDOT”) represented 58.9% of accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At December 31, 2020, the Legacy Contract had an open receivable balance of $28.8 million, of which $20.5 million had aged beyond NYCDOT’s 45-day payment terms. As of December 31, 2020, the Company had invoiced NYCDOT for $52.6 million in product revenue and $17.4 million in service revenue under the Emergency Contract. NYCDOT has not made any payments against the Emergency Contract to date. In late January 2021, we were informed that the City of New York is investigating matters related to our past installation practices, and it is unclear whether this investigation will impact the timing of the payments. There is no material reserve related to these receivables as amounts were deemed collectible based on current conditions and expectations. For additional information on the risks and uncertainties relating to our contracts with NYCDOT, please see the risk factor entitled “The New York City Law Department recently advised us that the City of New York is investigating certain aspects of our installation work for our largest customer, NYCDOT” set forth in Part I, Item 1A. “Risk Factors.”

Significant customer revenue generated through the Company’s Commercial Services partners as a percent of total revenue is presented below for the years ended December 31, 2020, 2019 and 2018, respectively:

	For the Year Ended December 31,
	2020	2019	2018
Hertz Corporation	12.0%	18.7%	19.3%
Avis Budget Group, Inc.	9.5%	14.5%	(a)
Enterprise Holdings, Inc.	11.3%	13.5%	(a)

(a)	These two customers were part of the Company’s 2018 acquisition of Highway Toll Administration, LLC and Canada Highway Toll Administration.

Allowance for Credit Loss

Accounts receivable and unbilled receivables are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable and unbilled receivables have normal trade terms of less than one year and are initially stated at the amounts billed to the customers and subsequently measured at amortized cost net of allowance for credit loss. Unbilled receivables are recorded when revenues have been earned but have not been included on a customer invoice through the end of the current period. Unbilled receivables generally represents commercial tolls and violations paid by the Company on a behalf of rental car and fleet management customers that will be invoiced in future periods.

The Company reviews historical loss rates, customer payment trends and collection rates on customer balances in accordance with the new current expected credit losses (“CECL”) standard implemented on January 1, 2020. Estimated loss rates are developed as of the balance sheet date using historical credit loss experience, adjusted for future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit loss when it is probable that amounts will not be collected based on terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. No interest or late fees are charged on delinquent accounts. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates, and adjusts appropriately.

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents by portfolio segment accounts receivable, net and the activity in the allowance for credit loss for the year ended December 31, 2020:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Accounts receivable, net at January 1, 2020 (2)	$9,793	$51,158	$31,744	$92,695

Allowance for credit loss at January 1, 2020 (2)	$5,272	$1,406	$1,778	$8,456
Credit loss expense	6,554	4,941	2,892	14,387
Write-offs, net of recoveries	(8,616)	(2,074)	(686)	(11,376)
Allowance for credit loss at December 31, 2020	$3,210	$4,273	$3,984	$11,467

Accounts receivable, net at December 31, 2020	$11,060	$48,169	$109,554	$168,783

(1)

Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

(2)	This includes a $0.8 million increase to allowance for credit loss as a result of adopting the credit loss standard.

The allowance for credit loss at December 31, 2020 includes $14.4 million of expense for total expected credit losses offset by write-offs, net of recoveries for the fiscal year. The increase in accounts receivable, net in the Government Solutions portfolio segment is due to NYCDOT discussed above, which the Company believes is not at risk of non-payment based on current conditions and expectations. The allowance for doubtful accounts developed under the legacy incurred loss model was $7.6 million as of December 31, 2019.

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

The carrying amounts reported in the Company’s consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s New First Lien Term Loan as of December 31, 2020 and 2019 was categorized in Level 2 of the fair value hierarchy and was calculated based upon available market information. The carrying value and fair value of long-term debt is as follows:

	Level in	December 31, 2020		December 31, 2019
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Total long-term debt	2	$842,045	$861,314	$866,465	$905,601

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of our photo enforcement systems. Installation and service parts are stated at cost and are reclassified to property and equipment upon initiation of construction. Installation and service parts used in repairs and maintenance are recorded in operating expenses.

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

Equipment installed at customer sites includes certain installation costs that qualify for capitalization. Software costs include certain internal and external costs associated with the development of software that are incurred during the application development stage. In addition, a modification or upgrade to existing software is capitalized only to the extent it results in additional functionality to existing software. Software maintenance and training costs are expensed as incurred. The Company capitalized internally developed software costs of $5.1 million, $2.1 million and $2.2 million during fiscal years 2020, 2019, and 2018 respectively.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on a qualitative analysis, it is determined more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a one-step quantitative impairment test is performed in accordance with ASU 2017-04. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit. The date of the Company’s annual impairment analysis is October 1. As described in Note 18, the Company has two operating segments, which are also the Company’s reporting units.

We adopted ASU 2017-04 as of January 1, 2020 as discussed in Recent Accounting Pronouncements below, and followed the one-step quantitative method in evaluating potential goodwill impairment for the first and second quarters of fiscal year 2020 and concluded that there was no impairment. Refer to Note 6, Goodwill and Intangibles Assets for more information. In addition, our annual qualitative analysis did not indicate any impairment as of the fiscal years ended December 31, 2020, 2019 and 2018.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (including intangible assets with finite useful lives and installation and service parts) for impairment whenever events or circumstances indicate that the carrying amount of an asset or an asset group may not be fully recoverable. The Company assesses recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value.

The state of Texas passed legislation as of June 1, 2019 to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The Company considered this a triggering event for potential impairment and evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, the Company recognized an impairment charge in the Government Solutions segment of $5.9 million for fiscal year 2019, which is included in impairment of property and equipment in the consolidated statements of operations. We did not have impairment losses on long-lived assets for the years ended December 31, 2020 or December 31, 2018.

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

Asset Retirement Obligation

The Company records obligations to perform certain retirement activities on camera and speed enforcement systems in the period that the related assets are placed in service. Asset retirement obligations are contractual obligations to restore property to its initial state. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to operating expenses in the consolidated statements of operations. The associated asset retirement obligation is capitalized as part of the related asset’s carrying value and is depreciated over the asset’s estimated remaining useful life.

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit facilities (See Note 9). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal years 2020, 2019 and 2018 was $5.4 million, $6.6 million, and $9.2 million respectively.

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

The Company’s effective tax rate is based on income, statutory tax rates, differences in the deductibility of certain expenses and inclusion of certain income items between financial statement and tax return purposes, and tax planning opportunities available to it in the various jurisdictions in which it operates. Under GAAP, if the Company determines that a tax position is more likely than not of being sustained upon audit, based solely on the technical merits of the position, the Company recognizes the benefit. Tax code and regulations require certain items to be included in the tax return at different times than when those items are required to be recorded in the consolidated financial statements. As a result, the effective tax rate reflected in its consolidated financial statements is different from that reported in its tax returns. Some of these differences are permanent, such as meals and entertainment expenses that are not fully deductible on the Company’s tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities.

The Company recognizes benefits on uncertain tax positions if it is more likely than not that such positions will be sustained upon examination based solely on their technical merits. The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax expense or benefit.

Stock-based Compensation

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards for issuance to employees and directors. We have granted restricted stock units (“RSUs”), stock options and performance share units (“PSUs”).

The Company recognizes the fair value of RSUs based on the Company’s common stock price at market close on the date of the grant. The Company uses the Black-Scholes model to determine the fair value of stock options, and uses the Monte Carlo simulation model to determine the fair value of PSUs containing market conditions. The Black-Scholes model requires an assumption regarding the expected life of the stock option, which the Company estimated to be 6.25 years by applying the short-cut method permitted under SEC Staff Accounting Bulletin No. 110. The expected term of the PSUs granted in 2020 was three years, which matches the awards’ performance period. RSUs and stock options vest based on the continued service of the recipient. PSUs are issued upon  continued service along with the relative satisfaction of a market condition that measures the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period. In addition, the Black-Scholes and the Monte Carlo models require assumptions to be made regarding the expected volatility of the Company’s stock price. Stock price volatility is determined by averaging an implied volatility with a measure of historical volatility. Stock options granted in 2020 had an expected volatility that ranged from approximately 30% to 60% and the risk-free rate ranged from approximately 0.40% to 0.70%. The expected volatility of PSUs granted in 2020 was approximately 35% and the risk-free rate used was approximately 0.60%.

Stock-based compensation expense for share-based awards is determined based on the grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share based payment award. The compensation expense for the PSUs is recognized over the requisite service period regardless of whether the market condition is satisfied. Forfeitures are accounted for as they occur. See Note 14, Equity Incentive Plan, for more information on the Company’s share-based awards.

Revenue Recognition

Nature of Goods and Services

The following is a description of principal activities – separated by reportable segments – from which the Company generates revenue:

a)

Commercial Services: This segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. The Company determined its performance obligation is a distinct stand-ready obligation, as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses the Company’s services, such as toll payment, title and registration, etc. Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed.

b)

Government Solutions: This segment principally generates revenue from providing complete, end-to-end red-light, speed, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with services in a bundle. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid.

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

o

Product sales (sale of camera and installation) – The Company recognizes revenue when the installation process is completed and the camera is ready to perform the services as expected by the customer. Generally, it occurs at site acceptance or first citation. The Company recognizes revenue for the sale of the camera and installation services at a point in time.

o

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

Remaining Performance Obligations

As of December 31, 2020, the Company had approximately $0.2 million of remaining performance obligations in the Government Solutions segment, which include amounts that will be invoiced and recognized in future periods. The remaining performance obligations are limited only to arrangements that meet the definition of a contract under ASC 606 as of December 31, 2020. As these amounts relate to the initial deferral of revenue under a contract, the Company expects to recognize these amounts over a two month period at the end of the contract.

Significant Judgments

Judgments are required in order to estimate transaction prices. Additional judgments are required for identifying the performance obligations and determining whether the services provided are able to be distinct, determining the transaction price as it relates to the different variable consideration structures identified in our contracts, the estimation of the SSP and the allocation of the transaction price by relative SSPs. Assumptions regarding timing of when control transfers to the customer also requires judgment in order to recognize revenue.

Credit Card Rebates

The Company earns volume rebates from total spend on purchasing cards and recognizes the income in other income, net in the consolidated statements of operations. For the fiscal years ended December 31, 2020, 2019 and 2018, the Company recorded $8.5 million, $11.8 million, and $8.9 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended December 31, 2020, 2019 and 2018, were $0.8 million, $2.3 million, $1.4 million, respectively and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at current exchange rates while revenue and expenses are translated from functional currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss) in stockholders’ equity.

Certain assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement of these assets and liabilities is included in other income, net in the consolidated statements of operations. The impact of foreign currency re-measurements was gains (losses) of $0.4 million, $(0.6) million and $(0.1) million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.

Acquisitions

The Company applies the asset acquisition method to account for business acquisitions. The Company allocates the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment, and includes the use of independent valuation specialists to assist the Company in estimating fair values of acquired tangible and intangible assets. Although the Company believes that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from estimates.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 simplifies the accounting for goodwill impairment and removes Step 2 of the goodwill impairment test. Goodwill impairment is now the amount by which a reporting unit’s carrying value exceeds its fair value limited to the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. The same one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. The Company adopted the ASU as of January 1, 2020 and followed the one-step method in evaluating potential goodwill impairment for the first and second quarters of fiscal year 2020, refer to Note 6, Goodwill and Intangible Assets. The adoption of this guidance did not have a material impact on our consolidated financial statements and related disclosures.

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

The Company adopted the CECL standard as of January 1, 2020 through a cumulative effect adjustment of $0.7 million, net of tax, to the opening balance of accumulated deficit. The adjustment increased accumulated deficit and increased the allowance for credit loss accounts. Subsequent impacts to the allowance for credit loss have been recorded through the credit loss expense account included within selling, general and administrative expenses in our consolidated statements of operations and as an allowance for credit loss on our consolidated balance sheet. See Allowance for Credit Loss above for additional information.

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes specific exceptions to the general principles in Topic 740 in GAAP including the exception to the incremental approach for intra-period tax allocation, exceptions to accounting for basis differences when there are ownership changes in foreign investments, and the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also simplifies current guidance in relation to franchise taxes that are partially based on income, transactions with a government that result in a step-up in tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. The impact of the implementation of this standard is still being determined by the Company.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted. The Company will early adopt this standard as of January 1, 2021 and does not expect the impact to be material to its consolidated financial statements and related disclosures.
3.	Merger and Acquisition

Verra Mobility Merger

As described in Note 1, Gores and Greenlight consummated the Business Combination on October 17, 2018. Pursuant to ASC 805, the Business Combination qualified as a reverse acquisition because immediately following completion of the transaction the stockholders of Greenlight immediately prior to the Business Combination maintained effective control of Verra Mobility, the post-combination company. For accounting purposes, Greenlight is deemed the accounting acquirer in the transaction and, consequently, the transaction is treated as recapitalization of Greenlight (i.e. a capital transaction involving the issuance of stock by Greenlight in exchange for the payment of cash by Gores to the selling shareholders of Greenlight). Accordingly, the consolidated assets, liabilities and results of operations of Greenlight are the historical financial statements of Verra Mobility and the Gores assets, liabilities and results of operations are consolidated with Greenlight beginning on the acquisition date. No step-up in basis of intangible assets or goodwill was recorded for this transaction. The Company effected this treatment through opening stockholders’ equity by adjusting the number of common shares outstanding. Other than underwriting and professional fees paid to consummate the transaction, the Business Combination primarily involved the exchange of cash and equity between Gores, Greenlight and the stockholders of the respective companies. During fiscal year 2019, the Company recorded a $7.0 million decrease to the additional paid-in capital account for a payable to Platinum Equity, LLC, a related party, for the recapitalization related to the working capital adjustment required by the merger agreements, which was paid during the fourth quarter of fiscal year 2019.

Pagatelia Acquisition

On October 31, 2019, the Company completed the acquisition of all of the outstanding shares of Pagatelia S.L., (“Pagatelia”), a Spanish limited liability company that provides electronic consumer tolling and parking solutions in Spain, Portugal, France and Italy. The purchase consideration for Pagatelia was $26.6 million and transaction costs were not material. Pro forma information for Pagatelia was not provided as it was not material.

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
4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2020	2019
Prepaid tolls	$9,237	$10,116
Deposits	3,474	3,642
Prepaid services	2,989	5,201
Prepaid computer maintenance	2,732	2,923
Prepaid insurance	2,641	1,485
Prepaid income taxes	2,354	1,025
Other	890	2,099
Total prepaid expenses and other current assets	$24,317	$26,491

5.	Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2020	2019
Equipment installed at customer sites	$80,880	$71,464
Software	19,202	13,839
Leasehold improvements	9,938	8,809
Computer equipment	10,974	8,882
Furniture	2,079	1,681
Automobiles	2,899	2,128
Construction in progress	4,876	4,773
Property and equipment	130,848	111,576
Less: accumulated depreciation	(60,564)	(39,310)
Property and equipment, net	$70,284	$72,266

Depreciation expense was $23.1 million, $22.8 million and $22.5 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively, including depreciation related to costs to develop or implement software for internal use of $4.3 million, $3.8 million and $2.9 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
6.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2018	$404,977	$159,746	$564,723
Goodwill from Pagatelia acquisition	17,528	—	17,528
Foreign currency translation adjustment	1,899	—	1,899
Balance at December 31, 2019	424,404	159,746	584,150
Foreign currency translation adjustment	2,285	—	2,285
Balance at December 31, 2020	$426,689	$159,746	$586,435

Intangible assets consist of the following as of the respective period-ends:

	Weighted	Weighted	At December 31, 2020
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.3 years	3.0 years	$32,223	$29,358
Non-compete agreements	2.0 years	5.0 years	62,589	37,412
Customer relationships	5.9 years	8.9 years	367,512	123,784
Developed technology	2.3 years	5.5 years	166,217	95,848
Gross carrying value of intangible assets			628,541	$286,402
Less: accumulated amortization			(286,402)
Intangible assets, net			$342,139

	Weighted	Weighted	At December 31, 2019
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	1.5 years	3.0 years	$32,127	$19,106
Non-compete agreements	3.0 years	5.0 years	62,549	24,834
Customer relationships	6.9 years	8.9 years	366,533	82,903
Developed technology	3.3 years	5.5 years	165,708	65,631
Gross carrying value of intangible assets			626,917	$192,474
Less: accumulated amortization			(192,474)
Intangible assets, net			$434,443

Amortization expense was $93.5 million, $92.8 million and $80.8 million for fiscal years ended December 31, 2020, 2019 and 2018, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2021	$85,935
2022	81,167
2023	52,493
2024	42,000
2025	39,302
Thereafter	41,242
Total	$342,139

Goodwill Impairment Tests

During the first half of fiscal year 2020, our market capitalization declined significantly compared to December 31, 2019. Over the same period, the equity value of our key Commercial Services customers, our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. These declines were driven by the uncertainty surrounding the outbreak of the novel coronavirus (“COVID-19”) and other macroeconomic events. Based on these factors, we concluded that a triggering event occurred and, accordingly, an interim quantitative goodwill impairment test was performed as of March 31, 2020 and again as of June 30, 2020.

Based upon the results of our interim impairment tests as of March 31, 2020 and June 30, 2020, we concluded that the fair values of the Government Solutions and Commercial Services reporting units exceeded their carrying values. In addition, there were no indicators of impairment based on the qualitative analysis performed as of October 1 in fiscal years 2020, 2019 and 2018.

The current economic conditions due to COVID-19 are still evolving and any significant adverse changes in future periods to our internal forecasts or the external market conditions, if any, could reasonably be expected to negatively affect our key assumptions and may result in a future goodwill impairment charge, which could be material.

7.	Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2020	2019
Accrued salaries and wages	$4,432	$10,319
Current portion of operating lease liabilities	3,179	2,970
Advanced deposits payable	2,922	2,875
Payroll liabilities	1,755	149
Deferred income	750	691
Self-insurance liability	682	411
Other	1,916	2,132
Total accrued liabilities	$15,636	$19,547

8.	Asset Retirement Obligation

The following table summarizes changes in the Company’s asset retirement obligation for the years ended December 31:

($ in thousands)	2020	2019
Asset retirement obligation, beginning balance	$6,309	$6,750
Liabilities incurred	133	230
Accretion expense	259	350
Liabilities settled	(292)	(1,021)
Asset retirement obligation, ending balance	$6,409	$6,309

9.	Long-term Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2020	2019
New First Lien Term Loan, due February 28, 2025	$865,642	$894,421
Less: original issue discounts	(3,952)	(4,778)
Less: unamortized deferred financing costs	(19,645)	(23,178)
Total long-term debt	842,045	866,465
Less: current portion of long-term debt	(9,104)	(28,779)
Total long-term debt, net of current portion	$832,941	$837,686

The following table presents the aggregate principal payments in future years on long-term debt at December 31, 2020:

($ in thousands)
2021	$9,104
2022	9,104
2023	9,104
2024	9,104
2025	829,226
Thereafter	—
Total	$865,642

In connection with an acquisition, VM Consolidated, Inc., our wholly-owned subsidiary, entered into a First Lien Term Loan Credit Agreement (the “New First Lien Term Loan”), a Second Lien Term Loan Credit Agreement (the “New Second Lien Term Loan” and together with the New First Lien Term Loan, the “New Term Loans”) and a Revolving Credit Agreement (the “New Revolver,” and together with the New Term Loans, the “2018 Credit

Facilities”) with a syndicate of lenders. The 2018 Credit Facilities initially provided for committed senior secured financing of $1.115 billion, consisting of an aggregate principal amount of $1.04 billion under the New Term Loans and an aggregate revolving commitment of up to $75 million available for loans and letters of credit under the New Revolver (subject to borrowing eligibility requirements as described below). In July 2018, we amended the New First Lien Term Loan to expand the aggregate principal loan amount from $840 million to $910 million. The additional $70 million, along with funds contributed by Platinum Equity, LLC, were used to repay the $200 million New Second Lien Term Loan in full contemporaneously with the closing of the Business Combination on October 17, 2018. The New First Lien Term Loan represents the only debt outstanding under the 2018 Credit Facilities as of December 31, 2020.

The 2018 Credit Facilities replaced the previous First Lien Term Loan Credit Agreement (the “Old First Lien”), the Second Lien Term Loan Credit Agreement (the “Old Second Lien” and together with the Old First Lien, the “Old Term Loans”), which were repaid concurrent with the closing on the 2018 Credit Facilities, and a preexisting Revolving Credit Agreement (the “Old Revolver”, collectively with the Old Term Loans, the “2017 Credit Facilities”) which was undrawn at close. The outstanding balances at the date of close on the Old Term Loans, which were repaid in full with proceeds from the 2018 Credit Facilities were $323 million and $125 million, respectively.

The New First Lien Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. The New First Lien Term Loan matures on February 28, 2025. The Company refinanced the entire outstanding amount under the New First Lien Term Loan on February 20, 2020, which reduced the previous applicable margin by 50 basis points. The New First Lien Term Loan now bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of December 31, 2020, the interest rate on the New First Lien Term Loan was 3.4%.

In addition, the New First Lien Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year, beginning with the year ending December 31, 2019), as set forth in the following table:
Consolidated first lien net leverage ratio (as defined by the New First Lien Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

The Company made a $19.7 million mandatory prepayment of excess cash flow during the first quarter of fiscal year 2020, which was classified as current portion of long-term debt in the consolidated balance sheet at December 31, 2019. We did not have a mandatory prepayment of excess cash flow for the fiscal year ended December 31, 2020.

The New Revolver matures on February 28, 2023. The terms of the New Revolver were not affected by the refinancing of the New First Lien Term Loan discussed above. Borrowing eligibility under the New Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The New Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2020, the Company had no outstanding borrowings on the New Revolver and availability to borrow was $48.8 million, net of $6.3 million of outstanding letters of credit.

Interest on the unused portion of the New Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.3 million of outstanding letters of credit as of December 31, 2020.

All borrowings and other extensions of credits under the 2018 Credit Facilities are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At December 31, 2020, the Company was compliant with the 2018 Credit Facilities covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2018 Credit Facilities.

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $40.9 million, $60.7 million and $69.6 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively.

In connection with the refinancing of the New First Lien Term Loan in February 2020, which the Company determined was to be accounted for as a modification, we incurred $0.8 million of lender fees which were capitalized as deferred financing costs and amortized over the remaining life of the New First Lien Term Loan, and $0.2 million of legal fees that were expensed as selling, general and administrative expenses on the consolidated statement of operations in the fiscal year ended December 31, 2020.

The Company recognized a charge of $10.2 million in fiscal year 2018 consisting of a $3.8 million prepayment penalty on the Old Term Loan balances, a $2.0 million write-off of pre-existing deferred financing costs and $4.4 million of lender and third-party costs associated with the issuance of the 2018 Credit Facilities. The Company also recorded a loss on extinguishment of the New Second Lien Term Loan of $16.3 million in fiscal year 2018 consisting of a $4.0 million prepayment penalty, a $3.4 million write-off of pre-existing deferred financing costs and $8.9 million of lender and third-party costs associated with the issuance of the loan.

The weighted average effective interest rates on the Company’s outstanding borrowing under the 2018 Credit Facilities were 3.4% and 5.5% at December 31, 2020 and December 31, 2019, respectively.

10.	Leases

The Company adopted the leases guidance under ASC 842, Leases, as of January 1, 2019. The Company’s operating leases primarily consist of office and data center space expiring at various dates through April 2035. The Company has lease agreements with lease and non-lease components and has elected to account for such components as a single lease component. The Company recognizes and measures contracts containing a lease and determines lease classification at commencement. Right of use operating assets and lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, the Company used its estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material short-term leases and does not engage in subleasing activities.

As of December 31, 2020, operating leases have a remaining weighted average lease term of 12.2 years and operating lease liabilities were measured using a weighted average discount rate of 5.4%. The total operating lease costs for the fiscal years ended December 31, 2020 and 2019 were $5.3 million and $5.7 million, respectively. Variable lease costs for the fiscal 2020 were approximately $1.1 million. The Company has one finance lease that is not material.

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2020	2019
Operating lease liabilities, net of current portion	$27,986	$30,130
Current portion	3,179	2,970
Total operating lease liabilities	$31,165	$33,100

The following provides future maturities of operating lease liabilities as of December 31, 2020:

($ in thousands)
2021	$4,737
2022	3,641
2023	3,094
2024	2,998
2025	2,992
Thereafter	26,023
Total minimum payments	$43,485
Less: amount representing interest	(12,320)
Total	$31,165

11.	Net (Loss) Income Per Share

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

The components of basic and diluted net (loss) income per share are as follows:

	For the Year Ended December 31,
(In thousands, except per share data)	2020	2019	2018
Numerator:
Net (loss) income	$(3,445)	$33,343	$(58,394)
Denominator:
Weighted average shares - basic	161,632	157,890	87,320
Common stock equivalents	—	3,632	—
Weighted average shares - diluted	161,632	161,522	87,320
Net (loss) income per share - basic	$(0.02)	$0.21	$(0.67)
Net (loss) income per share - diluted	$(0.02)	$0.21	$(0.67)
Antidilutive shares excluded from diluted net (loss) income per share (1):
Contingently issuable shares (2)	5,000	8,304	10,000
Warrants	20,000	5,000	20,000
Non-qualified stock options	614	—	—
Performance share units	106	—	—
Restricted stock units	2,203	21	4,437
Total antidilutive shares excluded	27,923	13,325	34,437

(1)	These amounts represent outstanding shares as of fiscal years ended December 31, 2020 and 2018 and weighted average antidilutive shares for fiscal year ended December 31, 2019.

(2)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 16, Related Party Transactions.

12.	Income Taxes

In December 2019, COVID-19 emerged and has since spread throughout the world causing severe disruption to the global economy. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company applied certain articles of the CARES Act in the income tax provision (benefit), including the increased interest deduction allowed up to 50 percent of adjusted taxable income for tax years 2019 and 2020. For the year ended December 31, 2019, the Company deducted an additional $4.7 million in interest expense in the 2019 federal income tax return as a result of the increased adjusted taxable income limitation. In addition, the Company elected to delay the employer-side of the FICA payments until 2021 as provided under the CARES Act.

The income (loss) before income tax provision (benefit) consisted of:

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018
U.S.	$7,562	$49,922	$(75,283)
Foreign	(5,576)	(2,998)	648
Total income (loss) before income tax provision (benefit)	$1,986	$46,924	$(74,635)

The income tax provision (benefit) consisted of the following items:

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018
Current
Federal	$4,169	$16,901	$5,687
State	5,399	7,316	1,624
Foreign	652	673	883
Total current	10,220	24,890	8,194
Deferred
Federal	(1,308)	(8,542)	(18,334)
State	(2,615)	(2,092)	(5,669)
Foreign	(866)	(675)	(432)
Total deferred	(4,789)	(11,309)	(24,435)
Income tax provision (benefit)	$5,431	$13,581	$(16,241)

A reconciliation to the income tax provision (benefit) from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018
Income tax provision (benefit) at statutory rate	$416	$9,854	$(15,674)
State income taxes, net of federal income tax effect	1,188	2,360	(3,785)
Tax rate changes/ valuation of deferred tax items	1,353	998	(1,457)
162(m) limitation	1,179	1,289	—
Non-deductible expenses	1,748	450	676
Unrecognized tax benefits	(929)	(741)	600
Change in valuation allowance	924	317	2,149
Non-deductible transaction costs	19	270	1,172
Research and development credits	(121)	(232)	(602)
Global intangible low tax inclusion	—	—	478
Other	(346)	(984)	202
Total income tax provision (benefit)	$5,431	$13,581	$(16,241)

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2020	2019
Deferred tax assets:
Accrued expenses and other	$1,027	$1,538
Allowance for credit loss	4,838	2,280
Net operating loss carryforward	3,626	2,612
Interest expense limitation carryforward	1,070	5,687
Federal and state income tax credits	1,132	1,060
ASC 842 operating lease liabilities	8,679	8,660
Transaction costs	319	—
Other	1,210	1,935
Gross deferred tax assets	21,901	23,772
Valuation allowance	(3,422)	(2,564)
Deferred tax assets, net of valuation allowance	18,479	21,208
Deferred tax liabilities:
Intangible assets and transaction costs	(16,358)	(27,489)
Property and equipment	(10,285)	(9,941)
Financing costs	(3,730)	(482)
Prepaid assets	(957)	(604)
ASC 842 operating lease assets	(8,297)	(8,408)
Gross deferred tax liabilities	(39,627)	(46,924)
Total deferred tax liabilities, net	$(21,148)	$(25,716)

In accordance with ASC 740, Income Taxes, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, the Company’s experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives and strategies that may be available.

The Company performed an analysis of the reversal of the deferred tax assets and considered the overall business environment, historical earnings and the outlook for future years. The Company determined that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized as of the years ended December 31, 2020 and 2019, and as such provided a valuation allowance of $3.4 million and $2.6 million, respectively. The valuation allowance could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

The net operating loss carryforwards represent $31.1 million and $25.5 million of state net operating losses at December 31, 2020 and 2019, respectively. The Company has certain tax credits of $1.5 million and $1.8 million at December 31, 2020 and 2019, respectively, which if unused will begin to expire in 2024.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2020	2019
Balance at the beginning of the year	$1,735	$2,529
Increases/(decreases) related to current year tax positions	126	(79)
Increases/(decreases) related to prior year tax positions	299	45
Expiration due to statute of limitations	(1,207)	(760)
Balance at the end of the year	$953	$1,735

Included in the balance of unrecognized tax benefits as of December 31, 2020 were $0.4 million of tax benefits that, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized $1.0 million for fiscal year 2020 and less than $0.1 million for fiscal year 2019, in interest and penalties. At December 31, 2020 and 2019, the Company had accrued interest and penalties of less than $0.1 million and $0.9 million, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2017 to 2019. The Company’s state income tax returns are no longer subject to income tax examination by tax authorities prior to 2016; however, our net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
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

Warrants

As of December 31, 2020, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards including restricted stock units (“RSUs”), performance share units (“PSUs”) and non-qualified stock options to employees and directors. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 10,864,000 as of December 31, 2020, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2020, the Company had an aggregate of 6,002,689 shares of common stock available for future grants under the 2018 Plan.

RSUs and PSUs

The Company’s RSUs consist of a right to receive shares on one or more vesting dates in the future. RSUs granted to employees vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates. RSUs granted to non-employee directors vest on the earlier of (a) the first anniversary of the vesting start date, or (b) the date immediately prior to the next annual stockholders meeting held by the Company occurring after the date of grant.

The Company granted PSUs to senior executives during fiscal year 2020 which consist of a right to receive shares when certain service and market-vesting conditions are met at the end of a three-year period. The level at which the performance condition is attained upon the completion of the performance period determines the actual number of shares of our Class A Common Stock into which the PSUs will be converted. The conversion percentage ranges from 0% up to 150% of the target level.

The following table summarizes the activity of the Company’s RSUs and PSUs:

	RSUs and PSUs (1)
	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	—	—
Granted	4,437	$10.13
Vested	—	—
Forfeited	—	—
Balance at December 31, 2018	4,437	$10.13
Granted	400	$11.32
Vested	(953)	$10.13
Forfeited	(880)	$10.17
Balance at December 31, 2019	3,004	$10.28
Granted	692	$12.42
Vested	(986)	$10.35
Forfeited	(401)	$10.82
Balance at December 31, 2020	2,309	$10.79

(1)

The awards granted in fiscal year 2020 include 116 PSUs that had a weighted average grant date fair value of $13.88, of which 10 units were forfeited. There were no PSUs that vested during fiscal year 2020.

The fair value of RSUs vested during fiscal years 2020 and 2019 was $10.2 million and $9.7 million, respectively. No RSUs granted pursuant to the 2018 Plan vested in 2018. As of December 31, 2020, we had $21.1 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, which is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

During fiscal year 2020, the Company granted stock options that vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates. The Company did not grant stock options for fiscal years 2019 and 2018. The following table summarizes the activity of the Company’s stock options:

	Stock Options Outstanding
	Shares (in thousands)	Weighted Average Exercise Price
Balance at December 31, 2019	—	—
Granted	720	$12.56
Vested	—	—
Forfeited	(106)	$12.56
Balance at December 31, 2020	614	$12.56

The weighted average grant date fair value of options was $4.36 and the remaining contractual term is 9.2 years. There were no stock options exercised during the fiscal year 2020. As of December 31, 2020, we had $2.1 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 3.2 years.

The following details the components of stock-based compensation for the respective periods:

	December 31,
($ in thousands)	2020	2019	2018
Operating expenses	$837	$819	$137
Selling, general and administrative expenses	11,752	9,193	2,135
Total stock-based compensation expense	$12,589	$10,012	$2,272

Tax benefits attributable to stock-based compensation represented approximately $2.9 million, $3.4 million and $0 of stock-based compensation expense, before limitations under section 162(m) of the Internal Revenue Code, during the years ended December 31, 2020, 2019 and 2018, respectively.

15.	Employee Benefit Plan

The Company has a 401(k) plan that covers substantially all employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $1.7 million, $1.7 million and $1.6 million during the fiscal years ended December 31, 2020, 2019 and 2018, respectively.
16.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into the Tax Receivable Agreement (“Tax Receivable Agreement” or “TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from an acquisition by Verra Mobility prior to the Business Combination. The post-closing company generally retains the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company made adjustments to this amount.

The Company recorded a $6.8 million expense in fiscal year 2020 and $0.1 million of income in fiscal year 2019 to tax receivable agreement liability adjustment in the consolidated statements of operations. The adjustment in 2020 reflects the impact of an increase to the Company’s deferred tax rate arising from higher estimated state tax rates due to a change in apportionment. At December 31, 2020, the TRA liability was approximately $72.7 million of which $4.8 million was the current portion and $67.9 million was the non-current portion, both of which are included in the respective payable to related party pursuant to tax receivable agreement line items on the consolidated balance sheets.

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

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of our Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event (an “Acceleration Event”), then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) we shall issue the applicable Earn-Out Shares to the cash consideration stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of December 31, 2020. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2020, the potential future shares issuable pursuant to the earn-out are between zero and 5.0 million.

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

The Company incurred $1.7 million in expenses related to the secondary offerings during fiscal year 2019, consisting of various registration, filing and professional services fees, which were included in selling, general and administrative expenses in the consolidated statements of operations. Specifically, pursuant to the Amended and Restated Registration Rights Agreement dated as of October 17, 2018, the Company was required to pay, among other things, all registration and filing fees, reasonable fees and expenses of legal counsel for the Platinum Stockholder, and road show and marketing expenses. After giving effect to both secondary offerings and exercises of the overallotment options, the Platinum Stockholder held approximately 13.7% of the Company’s outstanding Class A Common Stock.

Advisory Services Agreement

The Company had a corporate advisory services agreement with Advisors whereby it paid a management fee for services and related expenses incurred by Advisors in the provision of those services. The Company paid $5.4 million in management fees for fiscal year 2018. In addition, the Company paid $9.7 million related to the provision of acquisition related services and $2.8 million related to the provision of debt financing related services during fiscal year 2018. The agreement was terminated effective October 17, 2018 in connection with the Business Combination.

On January 7, 2019, the Company entered into a new corporate advisory services agreement with Advisors to provide certain transactional and corporate advisory services to the Company as mutually agreed by the parties. No fees are payable under the agreement, but the Company must reimburse Advisors for its out-of-pocket expenses incurred in connection with services rendered. There were no significant payments made during fiscal years 2019 or 2020.

17.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $6.3 million at December 31, 2020.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2020 were $6.3 million.

The Company is subject to tax audits in the normal course of business and does not have material contingencies recorded related to such audits.

The Company accrues for claims and contingencies when losses become probable and reasonably estimable. As of the end of each applicable reporting period, the Company reviews each of its matters and, where it is probable that a liability has been or will be incurred, the Company accrues for all probable and reasonably estimable losses. Where the Company can reasonably estimate a range of loss it may incur regarding such a matter, the Company records an accrual for the amount within the range that constitutes its best estimate. If the Company can reasonably estimate a range but no amount within the range appears to be a better estimate than any other, the Company uses the amount that is the low end of such range.

NYC Investigation

The New York City Law Department recently advised the Company that the City of New York is investigating certain aspects of the Company’s installation work for its largest customer, NYCDOT. The Company is cooperating with the investigation. It is reasonably possible that the Company becomes subject to claims and assessments by the City of New York. However, at this time, the Company cannot estimate its additional exposure, if any, nor can it estimate whether any potential impact would have a material effect on its results, operations or financial position.

Customer Guarantee

In the ordinary course of business, the Company occasionally employs contract terms that mitigate the customer’s risk of aggregate revenue decline in connection with the customer’s adoption of additional or changes to service models within its existing portfolio. These agreements require the customer to satisfy numerous conditions to trigger payment, including volume metrics and other operational requirements. The Company has one such guarantee outstanding for the one-year period ending March 31, 2021. At December 31, 2020, the Company has concluded that the likelihood of making payment under this guarantee is remote, and consequently no liability or corresponding contra revenue has been recorded in the Company’s consolidated financial statements.

Exit Activities

We commenced exit activities consisting of severance and other employee separation costs during the year ended December 31, 2020 and expensed $1.1 million as selling, general and administrative expenses on the consolidated statements of operations. These costs were paid during fiscal year 2020.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its consolidated results of operations, cash flows, or financial position, and accordingly, no material contingency accruals are recorded. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.

HTA Settlement Agreement

During the third quarter of 2020, we entered into a Settlement and Release Agreement with the former owners of Highway Toll Administration, LLC (the “HTA Settlement Agreement”) related to certain terms in dispute for which the Company sought indemnification. In connection with the HTA Settlement Agreement, the Company recognized a $1.4 million gain for the distribution of escrow funds and a $1.4 million gain for the receipt of additional proceeds from a third-party insurance carrier related to this matter, both of which are included in other income, net on the consolidated statements of operations for the fiscal year ended December 31, 2020.

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

The Company allocates certain corporate expenses to the two segments using several different factors depending on the item being allocated. These factors range from specific identification to headcount-based to allocate proportionately between the two segments. The corporate and other columns below include items that are not included in segment profit (loss) plus transaction expenses, fees to Advisors and other items designated by the CODM as corporate initiatives.

The Company does not disaggregate assets by segment other than equipment installed at customer sites and automobiles, which had carrying values of $44.2 million and $1.8 million, respectively, at December 31, 2020 and carrying values of $46.6 million and $1.5 million, respectively, at December 31, 2019 all of which relate solely to the Government Solutions segment. Refer to Note 6, Goodwill and Intangible Assets for goodwill balances by segment.

The following tables set forth financial information by segment for the fiscal years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$180,856	$155,418	$—	$336,274
Product sales	—	57,319	—	57,319
Total revenue	180,856	212,737	—	393,593
Cost of service revenue	2,562	1,405	—	3,967
Cost of product sales	—	29,573	—	29,573
Operating expenses	52,505	62,387	—	114,892
Selling, general and administrative expenses	40,978	34,465	2,469	77,912
Other income, net	(11,774)	(111)	—	(11,885)
Segment profit (loss)	$96,585	$85,018	$(2,469)	$179,134
Segment profit (loss)	$96,585	$85,018	$(2,469)	$179,134
Depreciation and amortization	—	—	116,570	116,570
Loss on disposal of assets, net	16	258	—	274
TRA liability adjustment	—	—	6,850	6,850
Stock-based compensation	—	—	12,589	12,589
Interest expense, net	—	—	40,865	40,865
Income (loss) before income tax provision	$96,569	$84,760	$(179,343)	$1,986

	For the Year Ended December 31, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$276,479	$140,244	$—	$416,723
Product sales	—	32,014	—	32,014
Total revenue	276,479	172,258	—	448,737
Cost of service revenue	3,709	1,852	—	5,561
Cost of product sales	—	13,919	—	13,919
Operating expenses	66,916	57,905	—	124,821
Selling, general and administrative expenses	41,384	32,696	2,220	76,300
Other income, net	(10,814)	(278)	—	(11,092)
Segment profit (loss)	$175,284	$66,164	$(2,220)	$239,228
Segment profit (loss)	$175,284	$66,164	$(2,220)	$239,228
Depreciation and amortization	—	—	115,566	115,566
Loss on disposal of assets, net	145	60	—	205
Impairment of property and equipment	—	5,898	—	5,898
TRA liability adjustment			(106)	(106)
Stock-based compensation	—	—	10,012	10,012
Interest expense, net	—	—	60,729	60,729
Income (loss) before income tax provision	$175,139	$60,206	$(188,421)	$46,924

	For the Year Ended December 31, 2018
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$222,611	$142,465	$—	$365,076
Product sales	—	5,070	—	5,070
Total revenue	222,611	147,535	—	370,146
Cost of service revenue	3,078	2,710	—	5,788
Cost of product sales	—	3,447	—	3,447
Operating expenses	51,221	57,525	—	108,746
Selling, general and administrative expenses	55,370	27,827	50,737	133,934
Other (income) expenses, net	(8,680)	(117)	2	(8,795)
Segment profit (loss)	$121,622	$56,143	$(50,739)	$127,026
Segment profit (loss)	$121,622	$56,143	$(50,739)	$127,026
Depreciation and amortization	—	—	103,346	103,346
Loss on disposal of assets, net	—	—	7	7
Stock-based compensation	—	—	2,272	2,272
Interest expense	—	—	69,550	69,550
Loss on extinguishment of debt	—	—	26,486	26,486
(Loss) income before income tax (benefit)	$121,622	$56,143	$(252,400)	$(74,635)

The Company operates in the United States, Canada and Europe. Revenues are attributable to countries based upon the location of the customer. During the years ended December 31, 2020, 2019 and 2018, the Company’s international revenues were $13.3 million, $14.5 million and $11.0 million, respectively. Substantially all of the Company’s assets are in the United States.
19.	Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2020
Total revenue	$116,713	$79,809	$96,908	$100,163
Income (loss) from operations	19,413	(6,950)	15,268	10,085
Net income (loss)	6,673	(15,388)	6,686	(1,416)
Earnings (loss) per share - basic and diluted	$0.04	$(0.10)	$0.04	$(0.01)

	First	Second	Third	Fourth
($ in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
For the year ended December 31, 2019
Total revenue	$98,461	$109,575	$128,240	$112,461
Income from operations	17,966	17,636	36,659	24,194
Net income	2,820	3,591	17,752	9,180
Earnings per share - basic and diluted	$0.02	$0.02	$0.11	$0.06

20.	Guarantor/Non-Guarantor Financial Information (Unaudited)

VM Consolidated, Inc., a wholly-owned subsidiary of the Company, is the lead borrower of the New First Lien Term Loan and the New Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly-owned by Greenlight Acquisition Corporation, which is wholly-owned by Greenlight Intermediate Holding Corporation, which is wholly-

owned by Greenlight Holding Corporation, which is wholly-owned by Verra Mobility Holdings, LLC, which is wholly-owned by Verra Mobility Corporation or the Company. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly-owned subsidiary guarantor and non-guarantor subsidiaries.

The following financial information presents the consolidated balance sheets as of December 31, 2020 and the related consolidated statements of operations and comprehensive loss and consolidated statements of cash flows for the year ended December 31, 2020 for the Company, combined guarantor subsidiary and combined non-guarantor subsidiaries:

Verra Mobility Corporation and Subsidiaries

Consolidated Balance Sheets

at December 31, 2020

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$103,969	$16,290	$—	$120,259
Restricted cash	—	633	—	—	633
Accounts receivable (net of allowance for credit loss of $11.5 million)	—	166,749	2,034	—	168,783
Unbilled receivables	—	13,452	593	—	14,045
Investment in subsidiary	177,179	77,200	—	(254,379)	—
Prepaid expenses and other current assets	—	21,586	2,731	—	24,317
Total current assets	177,179	383,589	21,648	(254,379)	328,037
Installation and service parts, net	—	7,944	—	—	7,944
Property and equipment, net	—	65,547	4,737	—	70,284
Operating lease assets	—	29,430	357	—	29,787
Intangible assets, net	—	315,533	26,606	—	342,139
Goodwill	—	524,766	61,669	—	586,435
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	2,684	15	—	2,699
Total assets	$346,438	$1,329,493	$115,032	$(423,638)	$1,367,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$22,346	$12,163	$—	$34,509
Accrued liabilities	—	11,617	4,019	—	15,636
Payable to related party pursuant to tax receivable agreement, current portion	—	4,791	—	—	4,791
Current portion of long-term debt	—	9,104	—	—	9,104
Total current liabilities	—	47,858	16,182	—	64,040
Long-term debt, net of current portion	—	832,941	—	—	832,941
Operating lease liabilities, net of current portion	—	27,854	132	—	27,986
Payable to related party pursuant to tax receivable agreement, net of current portion	—	67,869	—	—	67,869
Asset retirement obligation	—	6,409	—	—	6,409
Due to affiliates	—	152,914	16,345	(169,259)	—
Deferred tax liabilities, net	—	15,975	5,173	—	21,148
Other long-term liabilities	—	494	—	—	494
Total liabilities	—	1,152,314	37,832	(169,259)	1,020,887
Total stockholders' equity	346,438	177,179	77,200	(254,379)	346,438
Total liabilities and stockholders' equity	$346,438	$1,329,493	$115,032	$(423,638)	$1,367,325

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Year Ended December 31, 2020

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$322,972	$13,302	$—	$336,274
Product sales	—	57,319	—	—	57,319
Total revenue	—	380,291	13,302	—	393,593
Cost of service revenue	—	1,774	2,193	—	3,967
Cost of product sales	—	29,573	—	—	29,573
Operating expenses	—	108,659	7,070	—	115,729
Selling, general and administrative expenses	—	84,732	4,932	—	89,664
Depreciation, amortization and (gain) loss on disposal of assets, net	—	111,968	4,876	—	116,844
Total costs and expenses	—	336,706	19,071	—	355,777
Income (loss) from operations	—	43,585	(5,769)	—	37,816
Loss from equity investment	3,445	5,361	—	(8,806)	—
Interest expense, net	—	40,865	—	—	40,865
Tax receivable agreement liability adjustment	—	6,850	—	—	6,850
Other income, net	—	(11,692)	(193)	—	(11,885)
Total other expenses (income)	3,445	41,384	(193)	(8,806)	35,830
Loss before income tax provision (benefit)	(3,445)	2,201	(5,576)	8,806	1,986
Income tax provision (benefit)	—	5,646	(215)	—	5,431
Net loss	$(3,445)	$(3,445)	$(5,361)	$8,806	$(3,445)
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	2,788	—	2,788
Total comprehensive loss	$(3,445)	$(3,445)	$(2,573)	$8,806	$(657)

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2020

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(3,445)	$(3,445)	$(5,361)	$8,806	$(3,445)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	111,710	4,860	—	116,570
Amortization of deferred financing costs and discounts	—	5,437	—	—	5,437
Tax receivable agreement liability adjustment	—	6,850	—	—	6,850
Credit loss expense	—	14,355	32	—	14,387
Deferred income taxes	—	(3,798)	(948)	—	(4,746)
Stock-based compensation	—	12,589	—	—	12,589
Installation and service parts expense	—	677	—	—	677
Accretion expense	—	259	—	—	259
Loss on disposal of assets	—	258	16	—	274
Loss from equity investment	3,445	5,361	—	(8,806)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(92,977)	2,389	—	(90,588)
Unbilled receivables	—	5,864	100	—	5,964
Prepaid expenses and other assets	—	3,996	(167)	—	3,829
Accounts payable and accrued liabilities	—	(15,035)	(1,832)	—	(16,867)
Due to affiliates	—	(2,447)	2,447	—	—
Other liabilities	—	(4,281)	—	—	(4,281)
Net cash provided by operating activities	—	45,373	1,536	—	46,909
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(21,160)	(3,100)	—	(24,260)
Cash proceeds from the sale of assets	—	107	—	—	107
Net cash used in investing activities	—	(21,053)	(3,100)	—	(24,153)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(28,779)	—	—	(28,779)
Payment of debt issuance costs	—	(1,078)	—	—	(1,078)
Payment of employee tax withholding related to RSUs vesting	—	(4,147)	—	—	(4,147)
Net cash used in financing activities	—	(34,004)	—	—	(34,004)
Effect of exchange rate changes on cash and cash equivalents	—	—	(290)	—	(290)
Net decrease in cash, cash equivalents and restricted cash	—	(9,684)	(1,854)	—	(11,538)
Cash, cash equivalents and restricted cash - beginning of period	—	114,286	18,144	—	132,430
Cash, cash equivalents and restricted cash - end of period	$—	$104,602	$16,290	$—	$120,892

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Year Ended December 31, 2020

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$35,822	$—	$—	$35,822
Income taxes paid, net of refunds	—	12,318	320	—	12,638
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	—	—	—	18,287
Additions to ARO, property and equipment, and other	—	133	—	—	133
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	—	1,289	—	—	1,289

21.	Subsequent Event

On January 21, 2021, we entered into a Scheme Implementation Agreement (the “Agreement”) with Redflex Holdings Limited, a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange (“Redflex”), pursuant to which, among other things and subject to the satisfaction or waiver of specified conditions, all of the holders of outstanding equity of Redflex on the record date will sell, and the Company will, or will cause its applicable subsidiary to, purchase one hundred percent (100%) of the outstanding equity of Redflex (the “Transaction”). The aggregate consideration payable by the Company under the Agreement will be AUD 146.1 million. The Company will also assume Redflex’s existing cash and indebtedness at the closing of the Transaction. The Company and Redflex have made customary warranties and Redflex has agreed to customary undertakings, including relating to the conduct of its business from the date of the Agreement until the closing of the Transaction, which is expected to take place in the second quarter of 2021. Each party’s obligation to consummate the Transaction is subject to the satisfaction of certain conditions including receipt of required regulatory and court approvals, the approval of the Transaction by the requisite majority of Redflex shareholders, the accuracy of the other party’s warranties and the performance, in all material respects, by the other party of its obligations under the Agreement, and an independent expert issuing a report which concludes that the Transaction is in the best interests of Redflex shareholders. Under the Agreement, Redflex would be obligated to pay the Company a fee in the amount set forth in the Agreement, if (a) any director of Redflex fails to recommend the Transaction or makes a public statement indicating that he or she does not support the Transaction (except in limited circumstances), (b) Redflex consummates a transaction within a certain period under the terms of a deal constituting a Competing Proposal under the Agreement, or (c) the Agreement is validly terminated by the Company due to a material breach by Redflex. Additionally, the Company would be obligated to pay Redflex a fee in the amount set forth in the Agreement if the Company does not pay the consideration in accordance with the Agreement or the Agreement is validly terminated by Redflex due to a material breach by the Company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment. Following the identification of the material weakness in internal controls described in our Annual Report on Form 10-K for the year ended December 31, 2019 related to ineffective information technology (“IT”) general controls in the area of user access over certain IT systems that support the Company’s financial reporting processes, we initiated remediation measures during 2020 to address the material weakness. Based on the implementation work and the results of testing performed, our management concluded that the previously identified material weakness has been remediated as of December 31, 2020.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financing Reporting

Except for the remediation measures described above, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2021 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2020.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018
2.3	Scheme Implementation Agreement, dated as of January 21, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	Jan. 21, 2021
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	Mar. 2, 2020
4.5	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-37979	4.5	Mar. 2, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016
10.2	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018
10.3	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018
10.4	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018
10.5	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018
10.6	First Lien Term Loan Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.6	Oct. 22, 2018
10.7	Amendment No. 1 to Revolving Credit Agreement dated as of July 24, 2018, among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8	Amendment No. 1 to First Lien Term Loan Credit Agreement dated as of July 24, 2018, among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.8	Oct. 22, 2018
10.9	Amendment No. 2 to First Lien Term Loan Credit Agreement dated as of February 20, 2020, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), each of the other borrowers and subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Feb. 25, 2020
10.10#	Employee Offer Letter by and between American Traffic Solutions, Inc. and David Roberts, dated June 27, 2014.	8-K	001-37979	10.9	Oct. 22, 2018
10.11#	Offer Letter Revision by and between American Traffic Solutions, Inc. and David Roberts, dated as of December 22, 2014.	8-K	001-37979	10.10	Oct. 22, 2018
10.12#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated May 15, 2015.	8-K	001-37979	10.11	Oct. 22, 2018
10.13#	Offer Letter Revision by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated as of June 1, 2015.	8-K	001-37979	10.12	Oct. 22, 2018
10.14#	Separation and Release Agreement by and between VM Consolidated, Inc. and Vincent Brigidi, dated September 30, 2020	10-Q	001-37979	10.3	Nov. 5, 2020
10.15#	Executive Employment Agreement by and between VM Consolidated, Inc. and Steven Lalla, dated January 31, 2021					X
10.16#	Employee Offer Letter by and between VM Consolidated, Inc. and Garrett Miller, dated as of April 24, 2019.	10-Q	001-37979	10.1	Aug. 6, 2019
10.17#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Rebecca Collins, dated as of April 21, 2016.	10-K	001-37979	10.17	Mar. 2, 2020
10.18#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.19#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018
10.20#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018
10.21#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018
10.22#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019
10.23#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020
10.24#	Form of Notice of Grant of Stock Option and Agreement for U.K. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.25	Mar. 2, 2020
10.25#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020
10.26#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020
10.27#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020
10.28#	Verra Mobility Corporation Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.1	Jan. 29, 2021
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature pages herein).					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

#	Management contract or compensatory plan or arrangement.
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

VERRA MOBILITY CORPORATION

Date: March 01, 2021	By:	/s/ David Roberts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	March 01, 2021
David Roberts	(Principal Executive Officer)

/s/ Patricia D. Chiodo	Chief Financial Officer	March 01, 2021
Patricia D. Chiodo	(Principal Financial and Accounting Officer)

/s/ Patrick Byrne	Director	March 01, 2021
Patrick Byrne

/s/ Douglas Davis	Director	March 01, 2021
Douglas Davis

/s/ Bryan Kelln	Director	March 01, 2021
Bryan Kelln

/s/ Jacob Kotzubei	Director	March 01, 2021
Jacob Kotzubei

/s/ John Rexford	Director	March 01, 2021
John Rexford

/s/ Cynthia Russo	Director	March 01, 2021
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2020, 2019 and 2018

	Beginning	Charged/Credited to	Charged to Other	Charges Utilized/	Ending
($ in thousands)	Balance	Net (Loss) Income	Account	Write-offs	Balance
Allowance for Credit Loss
Year Ended December 31, 2020 (1)	$8,456	$14,387	$—	$(11,376)	$11,467
Year Ended December 31, 2019	6,221	8,100	—	(6,684)	7,637
Year Ended December 31, 2018	5,497	6,025	—	(5,301)	6,221

Tax Valuation Allowance
Year Ended December 31, 2020	$2,564	$858	$—	$—	$3,422
Year Ended December 31, 2019	2,254	310	—	—	2,564
Year Ended December 31, 2018	105	2,149	—	—	2,254

(1)	This includes a $0.8 million increase to the beginning balance of allowance for credit loss as a result of adopting the credit loss standard.