Form 10-K/A
period 2020-12-31
VERRA MOBILITY Corp
filed 2021-04-06
CIK 1682745

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

As of March 30, 2021, the registrant had 162,360,367 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 25, 2021 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Verra Mobility Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Filing”), to file revised certifications of its principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). Because no financial statements are contained within this Amendment, paragraph 3 of the Section 302 Certifications has been omitted. The modified Section 302 Certifications are attached to this Amendment as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to refer as of the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERRA MOBILITY CORPORATION

Date: April 6, 2021	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)