Form 10-K/A
period 2020-12-31
VERRA MOBILITY Corp
filed 2021-05-17
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement filed on April 12, 2021 are incorporated by reference into Part III of this Form 10-K/A.

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K (this “Amendment” or “Form 10-K/A”) amends the Annual Report on Form 10-K of Verra Mobility Corporation (the “Company”) for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Filing”) and Amendment No.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 6, 2021 (“Amendment No. 1” and, together with the Original Filing, the “Form 10-K”). The purpose of this Amendment is to restate the Company’s previously issued consolidated financial statements and related financial information as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. See “Item 8. Financial Statements and Supplementary Data— Note 2 – Restatement of Previously Issued Financial Statements”. The relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2020 and 2019 have also been restated. See “Item 8. Financial Statements and Supplementary Data— Note 19. Quarterly Financial Information (Unaudited)”.

Restatement Background

On April 12, 2021, the Staff of the Division of Corporation Finance of the SEC (the “Staff”) released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). The SEC Statement highlighted the potential accounting implications of certain features of warrants commonly issued in transactions involving SPACs. The Company previously classified its public warrants (the “Public Warrants”) and private placement warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) as components of equity. For a full description of the terms of the Warrants, please refer to the Warrant Agreement attached as Exhibit 4.3 to this Form 10-K/A, as amended by the First Amendment to Warrant Agreement attached as Exhibit 4.4 to this Form 10-K/A. As a result of the SEC Statement, the Company re-evaluated the accounting treatment of its Warrants and concluded that, based on the SEC Statement, the Private Placement Warrants should be, and should have been previously, classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period. The Company’s accounting for its Public Warrants, which were classified as a component of equity, remains unchanged.

The Company’s re-evaluation of the accounting for its Warrants centered around Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity, which addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants. ASC Section 815-40-15 provides that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on this re-evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. As a result, the Company’s management, with concurrence from its audit committee determined that (i) the Private Placement Warrants are to be classified as a liability instead of a component of shareholders’ equity, and the Company is required to measure the fair value of the Private Placement Warrants at the end of each reporting period and recognize those changes in fair value in the Company’s consolidated statement of operations, and (ii) the Company’s previously issued consolidated financial statements and related financial information as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 needed to be restated, giving effect to this reclassification.

The restatement of the financial statements had no impact on the Company’s liquidity, cash and cash equivalents, or total cash flows. The Company recalculated the basic and diluted net (loss) income per share calculations for each of the periods affected under the new accounting treatment.

Items Amended by This Form 10-K/A

For the convenience of the reader, this Form 10-K/A amends and restates the Form 10-K in its entirety. As a result, it includes both items that have been changed as a result of the restatement and items that are unchanged from the Form 10-K. The following items in the Form 10-K have changed as a result of the restatement:

•	Part I, Item 1A. Risk Factors
•	Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
•	Part II, Item 6. Selected Financial Data
•	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part II, Item 8. Financial Statements and Supplementary Data
•	Part II, Item 9A. Controls and Procedures
•	Part III, Item 10. Directors, Executive Officers and Corporate Governance
•	Part III, Item 11. Executive Compensation
•	Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•	Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence
•	Part III, Item 14. Principal Accountant Fees and Services
•	Part IV, Item 15. Exhibits, Financial Statement Schedules

Other than the “Items Amended by this Form 10-K/A,” disclosures in the Form 10-K remain unchanged. The Company has not modified or updated disclosures presented in the Form 10-K, except as required to reflect the effects of the restatement. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Form 10-K, except as specifically referenced herein. Accordingly, this Amendment should be read in conjunction with the Company’s future filings with the SEC subsequent to this filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2020 and 2019. Accordingly, investors should rely only on the financial information, earnings releases or similar communications regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports relating to these periods.

Internal Control Considerations

In light of the SEC Statement, the Company’s management reassessed the effectiveness of its disclosure controls and procedures for the affected periods. As a result of that reassessment, the Company’s management determined that its disclosure controls and procedures as of December 31, 2020 were not effective with respect to the classification of the Company’s Private Placement Warrants as components of equity instead of as derivative liabilities. See “Item 9A” for more information.

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our Chief Executive Officer (as Principal Executive Officer) and our Chief Financial Officer (as Principal Financial Officer) dated as of the filing date of this Form 10-K/A.

VERRA MOBILITY CORPORATION

FORM 10-K/A

For the Fiscal Year Ended December 31, 2020

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K/A contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Annual Report on Form 10-K/A other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, future impacts or disruption to our business as a result of the novel coronavirus (“COVID-19”), market conditions, growth and trends, expected cost reductions, synergies related to our recent or future acquisitions, expansion plans and opportunities and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs.

These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described under Part I, Item 1A, “Risk Factors.” Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Annual Report on Form 10-K/A may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely on forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Annual Report on Form 10-K/A or to conform these statements to actual results or revised expectations.

Unless the context indicates otherwise, as used in this Annual Report on Form 10-K/A, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole.

Explanatory Note Regarding the Business Combination

Verra Mobility Corporation, formerly known as Gores Holdings II, Inc. (“Gores”) was originally incorporated in Delaware on August 15, 2016, as a SPAC formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, we consummated the initial public offering (the “IPO”), following which our shares began trading on the Nasdaq Capital Market (“Nasdaq”).

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

Urban enforcement, curb management and citation processing solutions in the smart city movement also present significant opportunities for us. Our existing technologies and solutions could be adapted to take advantage of this market, providing an additional avenue for growth.

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

Our principal executive office is located at 1150 North Alma School Road, Mesa, AZ 85201. Our telephone number is (480) 443-7000. Our website address is www.verramobility.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report on Form 10-K/A.

The trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K/A include registered marks and marks in which we claim common law rights, such as Verra Mobility and the Verra Mobility logo, all of which are our intellectual property. This Annual Report on Form 10-K/A contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report on Form 10-K/A.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities and Exchange Commission (the “SEC”). We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://ir.verramobility.com/financial-information/sec-filings when such reports become available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.verramobility.com, and our investor relations website, ir.verramobility.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. The information contained on the websites referenced in this Annual Report on Form 10-K/A is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K/A, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes. Our business, operating results, financial condition, financial performance or prospects could be materially and adversely affected by any of these risks and uncertainties, as well as by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of these risks occurs, the trading price of our common stock could decline, and you might lose all or part of your investment. Our business, operating results, financial performance, or prospects could also be harmed. These risks and uncertainties include, but are not limited to, the following:

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

This Annual Report on Form 10-K/A and our other reports filed with the SEC include information regarding our business, properties, results of operations, financial condition and liquidity as of dates and for periods before the impact of COVID-19 and related containment measures (including quarantines, governmental orders requiring the closure of certain businesses, limiting travel, requiring that individuals stay at home or shelter in place and closing borders, and vaccines). This historical information therefore may not reflect the adverse impacts of COVID-19 and the related containment measures. Accordingly, investors are cautioned not to unduly rely on historical information regarding our business, results of operations, financial condition or liquidity, as that data does not reflect the adverse impact of COVID-19 and therefore does not purport to be representative of the future results of operations, financial condition, liquidity or other financial or operating results.

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

In addition, government contracts are generally subject to audits and investigations by government agencies or higher-tier government contractors. If improper or illegal activities or contractual non-compliance are identified, including improper billing or vendor non-compliance, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, the imposition of fines, penalties and sanctions, and suspensions or debarment from doing business for or on behalf of the government in the future. If penalties or other restrictions are imposed in one jurisdiction, they could also implicate similar provisions of contracts with other government customers in other jurisdictions. Further, the negative publicity related to these penalties, sanctions or findings in government audits or investigations could harm our reputation and hinder our ability to compete for new contracts with government customers and in the private sector. Any of the foregoing or any other reduction in revenue from government customers could have a material adverse effect on our business, financial condition and results of operations.

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

We sometimes make significant capital and other investments to attract and retain certain contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. The net book value of certain assets recorded, including a portion of our intangible assets, could be impaired in the event of the early termination of some or all of a contract or a reduction in volume and services under the contract for any number of reasons, including the failure or deterioration of the customer’s business, a customer’s exercise of contract termination or program cancellation rights or a change in law or interpretation thereof that suspends or terminates photo enforcement activities. Any failure to recover our investments’ underlying customer agreements could have a material adverse effect on our business, financial condition and results of operations. For example, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue in the years ended December 31, 2019 and 2020 and a related impairment of assets for the year ended December 31, 2019.

Risks Related to Our Acquisitions

Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

We have grown in large part as a result of our recent acquisitions, including the acquisitions of HTA, EPC and Pagatelia. We recently signed an agreement to acquire Redflex, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

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

We have not fully integrated HTA, EPC or Pagatelia and may encounter one or more of the issues discussed above, or others of which we are not yet aware. We have determined not to fully integrate HTA’s operating systems onto our legacy information technology systems, which could lead to separate risks and inefficiencies. Any of these acquisition- or other integration-related issues could cause significant disruption to our business, divert the attention of management and lead to substantial additional costs and delays. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for these personnel is intense, especially during times of low unemployment or economic recovery or growth. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown or other job actions in one or more locations we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material adverse effect on our business, financial condition and results of operations.

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

We use various third parties to conduct our business, both domestically and abroad, and we can be held liable for the corrupt or illegal activities of our employees, representatives, contractors or subcontractors, partners, and agents, those of the third parties with which we do business or those of any businesses we acquire, even if we do not explicitly authorize such activities or they occurred prior to our acquisition of the relevant business. Safeguards we implement to discourage these practices may prove to be ineffective and any internal investigations may not uncover any such practices that may exist. Violations of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws by us or any of these third parties can result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits, whistleblower complaints, enforcement actions by the SEC, Department of Justice, and U.S. state and local and foreign regulators, adverse media coverage, non-responsibility determinations by procuring agencies, and suspension or debarment from government contracts, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

Platinum Equity, LLC, its sponsored funds and affiliated private equity investment vehicles (collectively, “Platinum Equity”) beneficially owned approximately 14.94% of our Class A Common Stock as of December 31, 2020. As long as Platinum Equity owns or controls a significant percentage of our outstanding voting power, it will have the ability to influence corporate actions requiring stockholder approval, including the election and removal of directors and the size of our Board, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. Platinum Equity’s influence over our management could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which could cause the market price of our securities to decline or prevent security holders from realizing a premium over the market price for such securities. Under the Merger Agreement, Platinum Equity is entitled to receive additional shares of our Class A Common Stock if the volume weighted average closing price of our Class A Common Stock exceeds certain thresholds, as described in Part II, Item 5, below. Additionally, the earn-out shares issuable to the Platinum Stockholder accelerate upon a qualifying change of control. Finally, because our certificate of incorporation opts out of Section 203 of the DGCL regulating certain business combinations with interested stockholders, Platinum Equity may transfer shares to a third party by transferring its securities without the approval of our Board or other stockholders, which may limit the price that investors are willing to pay in the future for our securities.

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

Platinum Equity’s interests may not align with the interests of our other security holders. Accordingly, Platinum Equity could cause us to enter into transactions or agreements of which our stockholders would not approve or make decisions with which they would not agree. Further, Platinum Equity is in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. Platinum Equity may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In recognition that principals, members, directors, managers, partners, stockholders, officers, employees and other representatives of Platinum Equity and its affiliates and investment funds may serve as our directors or officers, our certificate of incorporation provides, among other things, that none of Platinum Equity or any principal, member, director, manager, partner, stockholder, officer, employee or other representative of Platinum Equity has any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any of these persons or entities acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, we will not have any expectancy in such corporate opportunity, and these persons and entities will not have any duty to communicate or offer such corporate opportunity to us and may pursue or acquire such corporate opportunity for themselves or direct such opportunity to another person. We are also party to a corporate advisory services agreement with Platinum Equity Advisors, LLC (“Advisors”), pursuant to which Advisors will provide us with certain transactional and corporate advisory services as mutually agreed between us and Advisors. These potential conflicts of interest could have a material adverse effect on our business, financial condition and results of operations if, among other things, attractive corporate opportunities are allocated by Platinum Equity to itself or its affiliates.

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

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs or, inconvenience or otherwise adversely affect our stockholders’ ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

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

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose is governed by the terms of the Rollover Credit Agreements, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants under the Rollover Credit Agreements. The “Rollover Credit Agreements” means, collectively: (i) the First Lien Term Loan Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a Delaware corporation; American Traffic Solutions, Inc., a Kansas corporation; and Lasercraft, Inc., a Georgia corporation; the lenders party thereto from time to time; and Bank of America, as the administrative agent and the collateral agent; and (ii) the Revolving Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc., a Delaware corporation; the other Borrowers (for this purpose only, as defined therein) party thereto from time to time; the lenders party thereto from time to time; and Bank of America, as the administrative agent and the collateral agent, in the case of each of the foregoing (i) and (ii), as amended or otherwise modified from time to time.

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

The valuation of our warrants could increase the volatility in our net (loss) income in our consolidated statements of operations and comprehensive (loss) income.

The Private Placement Warrants are remeasured at the end of each reporting period and any changes in the fair value of the liability are recorded as a gain or loss on the consolidated statements of operations. Significant changes in the fair value of the Private Placement Warrants may create volatility and adversely affect our net (loss) income from period to period.

The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO. Significant changes in our stock price or number of warrants outstanding may adversely affect our net (loss) income in our consolidated statements of operations and comprehensive (loss) income.

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

Subsequent to that evaluation, in connection with the restatement of our financial statements in response to the SEC Statement, management reevaluated its internal control over financial reporting. As a result, management identified a material weakness in its internal control over the operation of certain controls over the review of the accounting for our Private Placement Warrants. This material weakness resulted in a material misstatement of our private placement warrant liability, change in fair value of private placement warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2020 and 2019 and for years ended December 31, 2020, 2019 and 2018. As a result, management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

To remediate the material weakness, we evaluated and clarified our understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Statement. The Company restated its consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 upon completing its evaluation of the SEC Staff statement. All necessary revisions are reflected in Note 2 – “Restatement of Previously Issued Financial Statements” section. The Company plans to complete the remediation of the material weakness during the quarter ended June 30, 2021.

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

All Warrants were accounted for as components within equity prior to the issuance of the SEC Statement. As a result of the SEC Statement, we re-evaluated the accounting treatment of our Warrants and concluded that, based on the SEC Statement, the Private Placement Warrants should be, and should previously have been, classified as a liability measured at fair value, with non-cash fair value adjustments recorded in earnings at each reporting period. The Company’s accounting for its Public Warrants, which were classified as a component of equity, remains unchanged. We have measured the changes in fair value for the Private Placement Warrants and recognized them in our consolidated statements of operations at the end of each reporting period. See “Item 8, Financial Statements and Supplementary Data—Note 2–Restatement of Previously Issued Financial Statements” for additional information on the accounting treatment of our Warrants.

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

Consolidated Statements of Operations Data

The following table sets forth our consolidated statements of operations for the respective periods:

		Successor			Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
	2020	2019	2018	2017	2017	2016
($ in thousands)	(As restated)	(As restated)	(As restated)
Service revenue	$336,274	$416,723	$365,076	$135,655	$92,531	$212,515
Product sales (1)	57,319	32,014	5,070	2,584	1,340	18,235
Total revenue	393,593	448,737	370,146	138,239	93,871	230,750
Cost of service revenue	3,967	5,561	5,788	1,936	1,369	2,638
Cost of product sales (1)	29,573	13,919	3,447	1,590	964	9,505
Operating expenses	115,729	125,640	108,883	50,471	35,968	83,762
Selling, general and administrative expenses	89,664	85,493	132,827	44,882	40,884	53,034
Depreciation, amortization, and (gain) loss on disposal of assets, net (2)	116,844	115,771	103,353	33,113	12,613	33,395
Impairment of property and equipment	—	5,898	—	—	—	522
Total cost and expenses	355,777	352,282	354,298	131,992	91,798	182,856
Income from operations	37,816	96,455	15,848	6,247	2,073	47,894
Interest expense, net (3)	40,865	60,729	69,550	20,858	875	2,706
Change in fair value of private placement warrants (4)	1,133	16,267	(3,667)	—	—	—
Tax receivable agreement liability adjustment (5)	6,850	(106)	—	—	—	—
Loss on extinguishment of debt (3)	—	—	26,486	—	—	—
Other income, net (6)	(11,885)	(11,092)	(8,795)	(2,172)	(1,294)	(2,471)
Total other expenses (income)	36,963	65,798	83,574	18,686	(419)	235
Income (loss) before income taxes	853	30,657	(67,726)	(12,439)	2,492	47,659
Income tax provision (benefit) (7)	5,431	13,581	(16,241)	(30,677)	1,252	18,661
Net (loss) income	$(4,578)	$17,076	$(51,485)	$18,238	$1,240	$28,998

Condensed Consolidated Balance Sheet Data

The following table sets forth selected items from our consolidated balance sheets at December 31:

	Successor				Predecessor
($ in thousands)	2020	2019	2018	2017	2016
Cash and cash equivalents	$120,259	$131,513	$65,048	$8,725	$2,901
Goodwill and intangibles, net (2)	928,574	1,018,593	1,079,265	498,164	26,983
Total assets	1,367,325	1,407,426	1,344,783	664,865	188,436
Total long-term debt	842,045	866,465	869,353	428,689	69,243
Total liabilities and stockholders' equity	1,367,325	1,407,426	1,344,783	664,865	188,436

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

(4)	This consists of adjustments to the Private Placement Warrants liability from the remeasurement to fair value at the end of each reporting period.
(5)	This consists of adjustments made to the related party tax receivable agreement liability due to changes in estimates.
(6)	Other income, net primarily consists of volume rebates from total spend on purchasing cards.
(7)

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

Condensed Consolidated Statements of Cash Flows Data

The following table sets forth certain captions within our consolidated statements of cash flows:

	Successor				Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
	2020	2019	2018	2017	2017	2016
($ in thousands)			(As restated)
Net cash provided by operating activities	$46,909	$133,802	$49,259	$8,311	$41,833	$43,841
Net cash used in investing activities	(24,153)	(54,973)	(562,857)	(553,536)	(8,786)	(35,051)
Net cash (used in) provided by financing activities	(34,004)	(14,520)	571,026	555,734	(27,491)	(7,041)

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

The following table sets forth our reconciliation of net (loss) income to Adjusted EBITDA (unaudited):

	Successor				Predecessor
	For the Year Ended December 31,			Period from June 1, 2017 to December 31,	Period from January 1, 2017 to May 31,	For the Year Ended December 31,
	2020	2019	2018	2017	2017	2016
($ in thousands)	(As restated)	(As restated)	(As restated)
Net (loss) income	$(4,578)	$17,076	$(51,485)	$18,238	$1,240	$28,998
Interest expense, net	40,865	60,729	69,550	20,858	875	2,706
Income tax provision (benefit)	5,431	13,581	(16,241)	(30,677)	1,252	18,661
Depreciation and amortization	116,570	115,566	103,346	33,151	12,574	33,293
EBITDA	158,288	206,952	105,170	41,570	15,941	83,658
Transaction and other related expenses (i)	1,895	2,368	53,201	10,190	21,773	1,154
Transformation expenses (ii)	1,090	—	8,765	3,913	—	—
Impairment of property and equipment (iii)	—	5,898	—	—	—	522
Change in fair value of private placement warrants (iv)	1,133	16,267	(3,667)	—	—	—
Tax receivable agreement liability adjustment (v)	6,850	(106)	—	—	—	—
Loss on extinguishment of debt (vi)	—	—	26,486	—	—	—
Sponsor fees and expenses (vii)	—	—	5,383	4,228	—	—
Non-cash amortization of contract inducement (viii)	—	—	—	—	277	1,784
Stock-based compensation (ix)	12,589	10,012	2,272	—	—	—
Adjusted EBITDA	$181,845	$241,391	$197,610	$59,901	$37,991	$87,118

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

(iii)	This represents an impairment charge on fixed assets during fiscal year 2019 due to a legislation ban of most red-light photo enforcement programs in Texas on June 1, 2019.

(iv)	This consists of adjustments to the Private Placement Warrants liability from the remeasurement to fair value at the end of each reporting period.
(v)	This represents adjustments made to the related party tax receivable agreement liability due to changes in estimates.
(vi)

This represents the loss on extinguishment of debt related to the 2017 Credit Facilities which were replaced by the 2018 Credit Facilities in conjunction with the HTA acquisition and the repayment of the second lien term loan in October 2018 pursuant to the Business Combination.

(vii)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report on Form 10-K/A. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors.” Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

•

Generated cash flows from operating activities of $46.9 million, $133.8 million, and $49.3 million for fiscal years 2020, 2019 and 2018, respectively. Our cash on hand was $120.3 million as of December 31, 2020.

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

Change in Fair Value of Private Placement Warrants. This consists of adjustments to the Private Placement Warrants liability from the remeasurement to fair value at the end of each reporting period.

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

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2020 vs 2019
	2020	2019	2020	2019	$	%
($ in thousands)	(As restated)	(As restated)
Service revenue	$336,274	$416,723	85.4%	92.9%	$(80,449)	(19.3)%
Product sales	57,319	32,014	14.6%	7.1%	25,305	79.0%
Total revenue	393,593	448,737	100.0%	100.0%	(55,144)	(12.3)%
Cost of service revenue	3,967	5,561	1.0%	1.2%	(1,594)	(28.7)%
Cost of product sales	29,573	13,919	7.5%	3.1%	15,654	112.5%
Operating expenses	115,729	125,640	29.4%	28.0%	(9,911)	(7.9)%
Selling, general and administrative expenses	89,664	85,493	22.8%	19.1%	4,171	4.9%
Depreciation, amortization and (gain) loss on disposal of assets, net	116,844	115,771	29.7%	25.8%	1,073	0.9%
Impairment of property and equipment	—	5,898	—	1.3%	(5,898)	(100.0)%
Total costs and expenses	355,777	352,282	90.4%	78.5%	3,495	1.0%
Income from operations	37,816	96,455	9.6%	21.5%	(58,639)	(60.8)%
Interest expense, net	40,865	60,729	10.4%	13.5%	(19,864)	(32.7)%
Change in fair value of private placement warrants	1,133	16,267	0.3%	3.6%	(15,134)	(93.0)%
Tax receivable agreement liability adjustment	6,850	(106)	1.7%	0.0%	6,956	6562.3%
Other income, net	(11,885)	(11,092)	(3.0)%	(2.4)%	(793)	7.1%
Total other expenses	36,963	65,798	9.4%	14.7%	(28,835)	(43.8)%
Income before income tax provision	853	30,657	0.2%	6.8%	(29,804)	(97.2)%
Income tax provision	5,431	13,581	1.4%	3.0%	(8,150)	(60.0)%
Net (loss) income	$(4,578)	$17,076	(1.2)%	3.8%	$(21,654)	(126.8)%

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

Change in Fair Value of Private Placement Warrants. We recorded losses of $1.1 million and $16.3 million in fiscal years 2020 and 2019, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our consolidated balance sheets. The change in fair value is the result of remeasurement of the liability at the end of each reporting period.

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

Income Tax Provision.   Income tax provision was $5.4 million representing an effective tax rate of 636.7% for fiscal year 2020 compared to $13.6 million, representing an effective tax rate of 44.3% for fiscal year 2019. The effective tax rate change was primarily due to lower pre-tax income in 2020, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the current year.

Net (Loss) Income.  We had a net loss of $4.6 million for fiscal year 2020 compared to net income of $17.1 million for 2019. The $21.7 million decrease in net income was primarily due to the decline in revenue from the impact of COVID-19 on our RAC customers, and the other statement of operations activity discussed above.

Fiscal Year 2019 Compared to Fiscal Year 2018

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
	2019	2018	2019	2018	$	%
($ in thousands)	(As restated)	(As restated)
Service revenue	$416,723	$365,076	92.9%	98.6%	$51,647	14.1%
Product sales	32,014	5,070	7.1%	1.4%	26,944	531.4%
Total revenue	448,737	370,146	100.0%	100.0%	78,591	21.2%
Cost of service revenue	5,561	5,788	1.2%	1.6%	(227)	(3.9)%
Cost of product sales	13,919	3,447	3.1%	0.9%	10,472	303.8%
Operating expenses	125,640	108,883	28.0%	29.4%	16,757	15.4%
Selling, general and administrative expenses	85,493	132,827	19.1%	35.9%	(47,334)	(35.6)%
Depreciation, amortization and (gain) loss on disposal of assets, net	115,771	103,353	25.8%	27.9%	12,418	12.0%
Impairment of property and equipment	5,898	—	1.3%	—	5,898	n/a
Total costs and expenses	352,282	354,298	78.5%	95.7%	(2,016)	(0.6)%
Income from operations	96,455	15,848	21.5%	4.3%	80,607	508.6%
Interest expense, net	60,729	69,550	13.5%	18.8%	(8,821)	(12.7)%
Change in fair value of private placement warrants	16,267	(3,667)	3.6%	(1.0)%	19,934	(543.6)%
Tax receivable agreement liability adjustment	(106)	—	0.0%	—	(106)	n/a
Loss on extinguishment of debt	—	26,486	—	7.2%	(26,486)	(100.0)%
Other income, net	(11,092)	(8,795)	(2.4)%	(2.4)%	(2,297)	26.1%
Total other expenses	65,798	83,574	14.7%	22.6%	(17,776)	(21.3)%
Income (loss) before income tax provision (benefit)	30,657	(67,726)	6.8%	(18.3)%	98,383	145.3%
Income tax provision (benefit)	13,581	(16,241)	3.0%	(4.4)%	29,822	183.6%
Net income (loss)	$17,076	$(51,485)	3.8%	(13.9)%	$68,561	133.2%

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

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $85.5 million for fiscal year 2019. Expenses in this line item decreased by $47.3 million from $132.8 million in fiscal year 2018 primarily due to $53.2 million of transaction expenses for the Business Combination, HTA and EPC acquisitions, non-recurring expenses of $8.8 million and $5.4 million related to fees paid under a corporate advisory services agreement in fiscal year 2018 for which there were no comparable amounts in fiscal year 2019. The decrease was partially offset by the increase in stock-based compensation expense recorded in fiscal year 2019. Selling, general and administrative expenses as a percentage of total revenue decreased from 35.9% to 19.1% for fiscal years 2018 and 2019, respectively, and are presented by segment in the table below:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2019 vs 2018
	2019	2018	2019	2018	$	%
($ in thousands)		(As restated)
Selling, general and administrative expenses
Commercial Services	$41,384	$55,370	9.2%	15.0%	$(13,986)	(25.3)%
Government Solutions	32,696	27,827	7.3%	7.5%	4,869	17.5%
Corporate and other	2,220	47,495	0.5%	12.8%	(45,275)	(95.3)%
Total selling, general and administrative expenses before stock-based compensation	76,300	130,692	17.0%	35.3%	(54,392)	(41.6)%
Stock-based compensation	9,193	2,135	2.1%	0.6%	7,058	330.6%
Total selling, general and administrative expenses	$85,493	$132,827	19.1%	35.9%	$(47,334)	(35.6)%

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

Change in Fair Value of Private Placement Warrants. We recorded a $16.3 million loss in fiscal year 2019 and a $3.7 million gain in 2018 related to the changes in fair value of our Private Placement Warrants, which are accounted for as liabilities on our consolidated balance sheets. The change in fair value is the result of remeasurement of the liability at the end of each reporting period.

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

Income Tax Provision (Benefit).   The income tax provision was $13.6 million for fiscal year 2019 compared to an income tax benefit of $(16.2) million for fiscal year 2018. The effective tax rate was 44.3% in 2019 compared to an effective tax benefit rate of (24.0)% for 2018. Our effective tax rate for 2019 was higher compared to 2018 primarily due to the impact of permanent items on pre-tax book income in 2019, which increased the effective tax rate, versus the impact of permanent items on a pre-tax book loss in 2018, which had the impact of decreasing the effective tax rate. Our effective tax rate differed from the statutory federal income tax rate in 2019 and 2018 primarily due to state taxes, the impact of permanent items such as transaction costs, change in fair value of private placement warrant liability, executive compensation, changes in uncertain tax positions, changes in the valuation allowance, lobbying expenses and meals.

Net Income (Loss).  We had net income of $17.1 million for fiscal year 2019, compared to a net loss of $51.5 million for 2018. The increase in net income was primarily due to expenses in the 2018 period related to an aggregate of $93.8 million of acquisition, refinancing (including loss on extinguishment of debt) and integration costs associated with the HTA and EPC acquisitions for which there were no comparable amounts in fiscal year 2019. This increase was partially offset by related amortization expense and an impairment charge, noted above.

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

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
	2020	2019	2018
($ in thousands)			(As restated)
Net cash provided by operating activities	$46,909	$133,802	$49,259
Net cash used in investing activities	(24,153)	(54,973)	(562,857)
Net cash (used in) provided by financing activities	(34,004)	(14,520)	571,026

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $86.9 million, from $133.8 million in fiscal year 2019 to $46.9 million in fiscal year 2020. Net income year over year decreased by $21.7 million, from $17.1 million income in 2019 to a $4.6 million loss in 2020. The adjustments to net (loss) income included a $6.3 million increase in credit loss expense related to the credit loss standard, the $7.0 million increase in the tax receivable agreement liability adjustment and a $6.1 million change in deferred income taxes. These increases were partially offset by a decrease of $15.1 million from the change in fair value of our private placement warrants, and a $5.9 million impairment of property and equipment in fiscal year 2019 with no comparable amount in 2020.

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

Cash provided by operating activities increased $84.5 million from $49.3 million in fiscal year 2018 to $133.8 million in fiscal year 2019. The change in cash provided by operating activities year over year was primarily due to a net income increase of $68.6 million from a loss of $51.5 million in fiscal year 2018 to income of $17.1 million in fiscal year 2019. The growth in net income was driven by the inclusion of the results of HTA and EPC operations for the full year in 2019 versus only partial periods in the 2018 period. It is also attributable to $93.8 million of transaction (the Business Combination, HTA and EPC acquisitions), non-recurring transformation, sponsor fee expenses and loss on extinguishment of debt in fiscal year 2018 for which there were no comparable amounts in fiscal year 2019.

Aggregate adjustments to reconcile net income (loss) to net cash provided by operations increased by $32.3 million. The increase was primarily due to a $19.9 million increase from the change in fair value of our private placement warrants, and the inclusion of the amortization of intangibles associated with the HTA and EPC acquisitions and stock-based compensation for the full year in 2019 versus partial periods in 2018. The $26.5 million loss on extinguishment of debt in fiscal year 2018 for which there was no comparable amount in 2019 was offset by a $5.9 million impairment charge in the 2019 period for which there were no comparable amount in 2018. There was an aggregate $16.4 million decrease in the change in operating assets and liabilities which was primarily driven by an increase in prepaid expenses and the change in accrued liabilities offset by the change in accounts receivables.

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

Cash provided by financing activities was $571.0 million for fiscal year 2018 and was due to our entering into the 2018 Credit Facilities to fund the HTA acquisition and to repay the outstanding balance on the 2017 Credit Facilities, which totaled approximately $450.5 million, as well as the repayment of the New Second Lien Term Loan in full and the $70.0 million increase to the New First Lien Term Loan in conjunction with the Business Combination. Additionally, cash received in connection with the Business Combination was $803.3 million. Cash payments made in connection with the issuance of the 2018 Credit Facilities, the repayment of the 2017 Credit Facilities and the Business Combination were $29.5 million, $8.2 million and $27.3 million, respectively. Additionally, there was a $779.2 million distribution to the selling shareholders in the Business Combination that was partially offset by a $169.3 million capital contribution from Greenlight.

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

Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K/A. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements.

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

Private Placement Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance under FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares, among other conditions for equity classification.

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Our Public Warrants meet the criteria for equity classification and accordingly, are reported as component of shareholders’ equity while our Private Placement Warrants do not meet the criteria for equity classification and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2021, except for the effect of the material weakness described in the fourth paragraph, as to which the date is May 14, 2021, expressed an adverse opinion thereon.

Restatement of Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the 2020, 2019 and 2018 consolidated financial statements have been restated to correct a misstatement.

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

Phoenix, Arizona

March 1, 2021, except for Note 2, as to which the date is May 14, 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited Verra Mobility Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Verra Mobility Corporation (the Company) has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

In our report dated March 1, 2021, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria. Management has subsequently identified a deficiency in controls for the operation of certain review controls over the accounting for contracts in the Company’s own stock and has further concluded that such deficiency represented a material weakness as of December 31, 2020. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Accordingly, our present opinion on the effectiveness of December 31, 2020’s internal control over financial reporting as of December 31, 2020, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management has identified a material weakness related to the operation of certain review controls over the accounting for contracts in the Company’s own stock.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a). This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the consolidated financial statements, and this report does not affect our report dated March 1, 2021, except Note 2, as to which the date is May 14, 2021, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2021, except for the effect of the material weakness described in the fourth paragraph above, as to which the date is May 14, 2021.

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
($ in thousands except per share data)	(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$120,259	$131,513
Restricted cash	633	917
Accounts receivable (net of allowance for credit loss of $11.5 million and $7.6 million at December 31, 2020 and 2019, respectively)	168,783	93,514
Unbilled receivables	14,045	20,003
Prepaid expenses and other current assets	24,317	26,491
Total current assets	328,037	272,438
Installation and service parts, net	7,944	8,841
Property and equipment, net	70,284	72,266
Operating lease assets	29,787	32,177
Intangible assets, net	342,139	434,443
Goodwill	586,435	584,150
Other non-current assets	2,699	3,111
Total assets	$1,367,325	$1,407,426
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,509	$50,825
Accrued liabilities	15,636	19,547
Payable to related party pursuant to tax receivable agreement, current portion	4,791	5,730
Current portion of long-term debt	9,104	28,779
Total current liabilities	64,040	104,881
Long-term debt, net of current portion	832,941	837,686
Operating lease liabilities, net of current portion	27,986	30,130
Payable to related party pursuant to tax receivable agreement, net of current portion	67,869	61,174
Private placement warrant liabilities	30,866	29,733
Asset retirement obligation	6,409	6,309
Deferred tax liabilities, net	21,148	25,716
Other long-term liabilities	494	2,183
Total liabilities	1,051,753	1,097,812
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $.0001 par value, 260,000 shares authorized with 162,269 and 159,150 shares issued and outstanding at December 31, 2020 and 2019, respectively	16	16
Common stock contingent consideration	36,575	54,862
Additional paid-in capital	373,620	346,891
Accumulated deficit	(94,850)	(89,578)
Accumulated other comprehensive income (loss)	211	(2,577)
Total stockholders' equity	315,572	309,614
Total liabilities and stockholders' equity	$1,367,325	$1,407,426

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

	For the Year Ended December 31,
	2020	2019	2018
(In thousands, except per share data)	(As restated)	(As restated)	(As restated)
Service revenue	$336,274	$416,723	$365,076
Product sales	57,319	32,014	5,070
Total revenue	393,593	448,737	370,146
Cost of service revenue	3,967	5,561	5,788
Cost of product sales	29,573	13,919	3,447
Operating expenses	115,729	125,640	108,883
Selling, general and administrative expenses	89,664	85,493	132,827
Depreciation, amortization and (gain) loss on disposal of assets, net	116,844	115,771	103,353
Impairment of property and equipment	—	5,898	—
Total costs and expenses	355,777	352,282	354,298
Income from operations	37,816	96,455	15,848
Interest expense, net	40,865	60,729	69,550
Change in fair value of private placement warrants	1,133	16,267	(3,667)
Tax receivable agreement liability adjustment	6,850	(106)	—
Loss on extinguishment of debt	—	—	26,486
Other income, net	(11,885)	(11,092)	(8,795)
Total other expenses	36,963	65,798	83,574
Income (loss) before income tax provision (benefit)	853	30,657	(67,726)
Income tax provision (benefit)	5,431	13,581	(16,241)
Net (loss) income	$(4,578)	$17,076	$(51,485)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,788	3,244	(5,821)
Total comprehensive (loss) income	$(1,790)	$20,320	$(57,306)
Net (loss) income per share:
Basic	$(0.03)	$0.11	$(0.59)
Diluted	$(0.03)	$0.11	$(0.59)
Weighted average shares outstanding:
Basic	161,632	157,890	87,320
Diluted	161,632	160,080	87,320

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Consideration	Capital	Deficit	Income (Loss)	Equity
(In thousands)				(As restated)	(As restated)		(As restated)
Balance as of December 31, 2017	60,484	$6	$—	$129,020	$18,238	$—	$147,264
Net loss	—	—	—	—	(51,485)	—	(51,485)
Stock issued in exchange for business acquisitions	12,420	1	—	117,554	—	—	117,555
Equity infusion from Gores	39,675	4	—	403,290	—	—	403,294
Private placement	43,478	5	—	399,995	—	—	400,000
Gores Holdings rollover equity	—	—	—	(34)	—	—	(34)
Capital contribution from Greenlight	—	—	—	169,259	—	—	169,259
Return of capital to Greenlight stockholders	—	—	—	(779,270)	—	—	(779,270)
Common stock contingent consideration	—	—	73,150	—	(73,150)	—	—
Private placement warrant liability adjustment	—	—	—	(17,133)	—	—	(17,133)
Tax receivable payable to Greenlight stockholders	—	—	—	(69,996)	—	—	(69,996)
Underwriting fees	—	—	—	(14,693)	—	—	(14,693)
Transaction costs incurred by Greenlight	—	—	—	(4,265)	—	—	(4,265)
Transaction costs incurred by Gores	—	—	—	(8,357)	—	—	(8,357)
Stock-based compensation	—	—	—	2,272	—	—	2,272
Other comprehensive loss	—	—	—	—	—	(5,821)	(5,821)
Balance as of December 31, 2018	156,057	$16	$73,150	$327,642	$(106,397)	$(5,821)	$288,590
Net income	—	—	—	—	17,076	—	17,076
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(7,001)	—	—	(7,001)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of restricted stock units ("RSUs")	593	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,990)	—	—	(4,990)
Stock-based compensation	—	—	—	10,012	—	—	10,012
Other comprehensive income	—	—	—	—	—	3,244	3,244
Balance as of December 31, 2019	159,150	$16	$54,862	$346,891	$(89,578)	$(2,577)	$309,614
Net loss	—	—	—	—	(4,578)	—	(4,578)
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of RSUs	619	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,147)	—	—	(4,147)
Stock-based compensation	—	—	—	12,589	—	—	12,589
Other comprehensive income, net of tax	—	—	—	—	—	2,788	2,788
Balance as of December 31, 2020	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018
($ in thousands)	(As restated)	(As restated)	(As restated)
Cash Flows from Operating Activities:
Net (loss) income	$(4,578)	$17,076	$(51,485)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	116,570	115,566	103,346
Amortization of deferred financing costs and discounts	5,437	6,641	9,168
Impairment of property and equipment	—	5,898	—
Change in fair value of private placement warrants	1,133	16,267	(3,667)
Tax receivable agreement liability adjustment	6,850	(106)	—
Credit loss expense	14,387	8,100	6,025
Deferred income taxes	(4,746)	(10,894)	(24,435)
Stock-based compensation	12,589	10,012	2,272
Loss on extinguishment of debt	—	—	26,486
Installation and service parts expense	677	1,166	1,238
Accretion expense	259	350	396
Loss on disposal of assets	274	205	7
Changes in operating assets and liabilities:
Accounts receivable, net	(90,588)	(12,662)	(23,721)
Unbilled receivables	5,964	(6,428)	(6,124)
Prepaid expenses and other assets	3,829	(7,150)	2,115
Accounts payable and accrued liabilities	(16,867)	(8,194)	7,125
Other liabilities	(4,281)	(2,045)	513
Net cash provided by operating activities	46,909	133,802	49,259
Cash Flows from Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	(25,519)	(536,699)
Purchases of installation and service parts and property and equipment	(24,260)	(29,685)	(26,576)
Cash proceeds from the sale of assets	107	231	418
Net cash used in investing activities	(24,153)	(54,973)	(562,857)
Cash Flows from Financing Activities:
Borrowings on revolver	—	—	468
Repayment on revolver	—	—	(468)
Borrowings of long-term debt	—	—	1,103,800
Repayment of long-term debt	(28,779)	(9,104)	(654,851)
Payment of debt issuance costs	(1,078)	(426)	(31,753)
Payment of debt extinguishment costs	—	—	(12,187)
Payment of employee tax withholding related to RSUs vesting	(4,147)	(4,990)	—
Capitalization from merger with Gores Holdings	—	—	803,294
Payment of underwriting and transaction costs	—	—	(27,266)
Capital contribution from Greenlight	—	—	169,259
Distribution to selling shareholders	—	—	(779,270)
Net cash (used in) provided by financing activities	(34,004)	(14,520)	571,026
Effect of exchange rate changes on cash and cash equivalents	(290)	1,040	(856)
Net (decrease) increase in cash, cash equivalents and restricted cash	(11,538)	65,349	56,572
Cash, cash equivalents and restricted cash - beginning of period	132,430	67,081	10,509
Cash, cash equivalents and restricted cash - end of period	$120,892	$132,430	$67,081

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2020	2019	2018
	(As restated)	(As restated)	(As restated)
Supplemental cash flow information:
Interest paid	$35,822	$55,197	$60,441
Income taxes paid, net of refunds	12,638	24,357	762
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	18,288	—
Additions to ARO, property and equipment, and other	133	230	147
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	1,289	4,204	3,179
Tenant improvement allowance included in property and equipment	—	581	—
Gores equity infusion working capital adjustment payable to related party	—	7,001	—
Reduction to tax receivable agreement liability	—	2,940	—
Capital contributions received in Greenlight Acquisition Corporation common stock	—	—	117,555
Tax receivable agreement established upon merger	—	—	69,996

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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
2.	Significant Accounting Policies (As Restated)

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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the Staff of the Division of Corporation Finance of the SEC (the “Staff”) released a public statement highlighting the potential accounting implications of certain terms of warrants issued by SPACs. In the statement, the Staff, among other things, described several fact patterns common in warrants issued in connection with the initial public offerings of SPACs and related accounting consequences.

The restatement results from the Company’s prior accounting for its Private Placement Warrants, which were incorrectly classified as a component of equity instead of a derivative liability in its consolidated balance sheets. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the Warrant, which affected the accounting treatment for Private Placement Warrants.

The Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.

As a result, the Private Placement Warrants must be classified as a liability instead of a component of shareholders’ equity, and the Company is required to measure the fair value of the Private Placement Warrants at the end of each reporting period and recognize those changes in fair value in the Company’s consolidated statements of operations. The Private Placement Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value recognized.

A summary of the accounting impact of these adjustments to the Company’s consolidated financial statements as of and for the related periods is provided below. In addition, amounts were restated in the following Notes as a result of these adjustments:

•	Note 2. Significant Accounting Policies
•	Note 11. Net (Loss) Income Per Share
•	Note 12. Income Taxes
•	Note 13. Stockholders’ Equity
•	Note 18. Segment Reporting
•	Note 19. Quarterly Financial Information (Unaudited)
•	Note 20. Guarantor/Non-Guarantor Financial Information (Unaudited)

The Company’s previously issued consolidated balance sheets are restated as of December 31, 2020 and 2019. The below reconciliations present certain line items with amounts originally reported and restated amounts after restatement adjustments for the respective period-ends:

	As of December 31, 2020			As of December 31, 2019
($ in thousands)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total assets	$1,367,325	$—	$1,367,325	$1,407,426	$—	$1,407,426
Private placement warrant liabilities	—	30,866	30,866	—	29,733	29,733
Total liabilities	1,020,887	30,866	1,051,753	1,068,079	29,733	1,097,812
Additional paid-in capital	393,995	(20,375)	373,620	367,266	(20,375)	346,891
Accumulated deficit	(84,359)	(10,491)	(94,850)	(80,220)	(9,358)	(89,578)
Total stockholders' equity	346,438	(30,866)	315,572	339,347	(29,733)	309,614

The Company’s previously issued consolidated statements of operations are restated for the years ended December 31, 2020, 2019 and 2018. The Company recalculated the basic and diluted net (loss) income per share calculations for each of the periods affected under the new accounting treatment. The below reconciliations present certain line items with amounts originally reported and restated amounts after restatement adjustments for each of the respective periods:

	Year Ended December 31, 2020			Year Ended December 31, 2019
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$393,593	$—	$393,593	$448,737	$—	$448,737
Income from operations	37,816	—	37,816	96,455	—	96,455
Change in fair value of private placement warrants	—	1,133	1,133	—	16,267	16,267
Total other expenses	35,830	1,133	36,963	49,531	16,267	65,798
Income before income tax provision	1,986	(1,133)	853	46,924	(16,267)	30,657
Net (loss) income	(3,445)	(1,133)	(4,578)	33,343	(16,267)	17,076
Total comprehensive (loss) income	(657)	(1,133)	(1,790)	36,587	(16,267)	20,320
(Loss) income per share - basic	$(0.02)	$(0.01)	$(0.03)	$0.21	$(0.10)	$0.11
(Loss) income per share - diluted	$(0.02)	$(0.01)	$(0.03)	$0.21	$(0.10)	$0.11

	Year Ended December 31, 2018
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$370,146	$—	$370,146
Selling, general and administrative expenses	136,069	(3,242)	132,827
Income from operations	12,606	3,242	15,848
Change in fair value of private placement warrants	—	(3,667)	(3,667)
Total other expenses	87,241	(3,667)	83,574
Loss before income tax benefit	(74,635)	6,909	(67,726)
Net loss	(58,394)	6,909	(51,485)
Total comprehensive loss	(64,215)	6,909	(57,306)
Loss per share - basic	$(0.67)	$0.08	$(0.59)
Loss per share - diluted	$(0.67)	$0.08	$(0.59)

The reconciliations for the consolidated statements of cash flows for the years ended December 31, 2019 and 2020 are not included below as the impact of the error related to the Private Placement Warrants resulted in an adjustment to net income (loss) and change in fair value of private placement warrants and did not change net cash provided by operating activities. The Company’s previously issued consolidated statements of cash flows are restated for the year ended December 31, 2018. The below reconciliation presents certain line items with amounts originally reported and restated amounts after restatement adjustments:

	Year Ended December 31, 2018
($ in thousands)	(As originally reported)	(Restatement adjustments)	(As restated)
Net loss	$(58,394)	$6,909	$(51,485)
Change in fair value of private placement warrants	—	(3,667)	(3,667)
Net cash provided by operating activities	46,017	3,242	49,259
Payment of underwriting and transaction costs	(24,024)	(3,242)	(27,266)
Net cash provided by financing activities	574,268	(3,242)	571,026

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets and goodwill, the carrying amount of installation and service parts, the allowance for credit loss, fair value of private placement warrant liabilities, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

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

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance under FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares, among other conditions for equity classification.

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s Public Warrants meet the criteria for equity classification and accordingly, are reported as component of shareholders’ equity while the Company’s Private Placement Warrants do not meet the criteria for equity classification because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model. Shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with GAAP. As the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted (loss) income per share, if such exercise is dilutive to (loss) income per share.

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

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	December 31, 2020	December 31, 2019
Stock price	$13.42	$13.99
Strike price	$11.50	$11.50
Volatility	44.0%	27.0%
Remaining life (in years)	2.8	3.8
Risk-free interest rate	0.16%	1.65%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$4.63	$4.46

The following summarizes the changes in the private placement warrant liabilities for the respective periods:

	December 31, 2020	December 31, 2019
Beginning balance	$29,733	$13,466
Change in fair value included in net (loss) income	1,133	16,267
Ending balance	$30,866	$29,733

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

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2020	2019
Operating lease liabilities, net of current portion	$27,986	$30,130
Current portion	3,179	2,970
Total operating lease liabilities	$31,165	$33,100

The following provides future maturities of operating lease liabilities as of December 31, 2020:

($ in thousands)
2021	$4,737
2022	3,641
2023	3,094
2024	2,998
2025	2,992
Thereafter	26,023
Total minimum payments	$43,485
Less: amount representing interest	(12,320)
Total	$31,165

11.	Net (Loss) Income Per Share (As Restated)

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

The components of basic and diluted net (loss) income per share are as follows:

	For the Year Ended December 31,
	2020	2019	2018
(In thousands, except per share data)	(As restated)	(As restated)	(As restated)
Numerator:
Net (loss) income	$(4,578)	$17,076	$(51,485)
Denominator:
Weighted average shares - basic	161,632	157,890	87,320
Common stock equivalents	—	2,190	—
Weighted average shares - diluted	161,632	160,080	87,320
Net (loss) income per share - basic	$(0.03)	$0.11	$(0.59)
Net (loss) income per share - diluted	$(0.03)	$0.11	$(0.59)
Antidilutive shares excluded from diluted net (loss) income per share (1):
Contingently issuable shares (2)	5,000	7,500	10,000
Public warrants	13,333	—	13,333
Private placement warrants	6,667	6,667	6,667
Non-qualified stock options	614	—	—
Performance share units	106	—	—
Restricted stock units	2,203	3,004	4,437
Total antidilutive shares excluded	27,923	17,171	34,437

(1)	These amounts represent outstanding shares as of years ended December 31, 2020, 2019 and 2018.

(2)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 16, Related Party Transactions.
12.	Income Taxes (As Restated)

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

The income (loss) before income tax provision (benefit) consisted of:

	For the Year Ended December 31,
	2020	2019	2018
($ in thousands)	(As restated)	(As restated)	(As restated)
U.S.	$6,429	$33,655	$(68,374)
Foreign	(5,576)	(2,998)	648
Total income (loss) before income tax provision (benefit)	$853	$30,657	$(67,726)

The income tax provision (benefit) consisted of the following items:

	For the Year Ended December 31,
($ in thousands)	2020	2019	2018
Current
Federal	$4,169	$16,901	$5,687
State	5,399	7,316	1,624
Foreign	652	673	883
Total current	10,220	24,890	8,194
Deferred
Federal	(1,308)	(8,542)	(18,334)
State	(2,615)	(2,092)	(5,669)
Foreign	(866)	(675)	(432)
Total deferred	(4,789)	(11,309)	(24,435)
Income tax provision (benefit)	$5,431	$13,581	$(16,241)

A reconciliation to the income tax provision (benefit) from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31,
	2020	2019	2018
($ in thousands)	(As restated)	(As restated)	(As restated)
Income tax provision (benefit) at statutory rate	$179	$6,438	$(14,222)
State income taxes, net of federal income tax effect	1,188	2,360	(3,785)
Tax rate changes/ valuation of deferred tax items	1,353	998	(1,457)
162(m) limitation	1,179	1,289	—
Non-deductible expenses	1,748	450	676
Unrecognized tax benefits	(929)	(741)	600
Tax impact for change in fair value of warrants	237	3,416	(1,452)
Change in valuation allowance	924	317	2,149
Non-deductible transaction costs	19	270	1,172
Research and development credits	(121)	(232)	(602)
Global intangible low tax inclusion	—	—	478
Other	(346)	(984)	202
Total income tax provision (benefit)	$5,431	$13,581	$(16,241)

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2020	2019
Deferred tax assets:
Accrued expenses and other	$1,027	$1,538
Allowance for credit loss	4,838	2,280
Net operating loss carryforward	3,626	2,612
Interest expense limitation carryforward	1,070	5,687
Federal and state income tax credits	1,132	1,060
ASC 842 operating lease liabilities	8,679	8,660
Transaction costs	319	—
Other	1,210	1,935
Gross deferred tax assets	21,901	23,772
Valuation allowance	(3,422)	(2,564)
Deferred tax assets, net of valuation allowance	18,479	21,208
Deferred tax liabilities:
Intangible assets and transaction costs	(16,358)	(27,489)
Property and equipment	(10,285)	(9,941)
Financing costs	(3,730)	(482)
Prepaid assets	(957)	(604)
ASC 842 operating lease assets	(8,297)	(8,408)
Gross deferred tax liabilities	(39,627)	(46,924)
Total deferred tax liabilities, net	$(21,148)	$(25,716)

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
13.	Stockholders’ Equity (As Restated)

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

18.	Segment Reporting (As Restated)

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

The following tables set forth financial information by segment for the fiscal years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31, 2020
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$180,856	$155,418	$—	$336,274
Product sales	—	57,319	—	57,319
Total revenue	180,856	212,737	—	393,593
Cost of service revenue	2,562	1,405	—	3,967
Cost of product sales	—	29,573	—	29,573
Operating expenses	52,505	62,387	—	114,892
Selling, general and administrative expenses	40,978	34,465	2,469	77,912
Other income, net	(11,774)	(111)	—	(11,885)
Segment profit (loss)	$96,585	$85,018	$(2,469)	$179,134
Segment profit (loss)	$96,585	$85,018	$(2,469)	$179,134
Depreciation and amortization	—	—	116,570	116,570
Loss on disposal of assets, net	16	258	—	274
Change in fair value of private placement warrants	—	—	1,133	1,133
TRA liability adjustment	—	—	6,850	6,850
Stock-based compensation	—	—	12,589	12,589
Interest expense, net	—	—	40,865	40,865
Income (loss) before income tax provision	$96,569	$84,760	$(180,476)	$853

	For the Year Ended December 31, 2019
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$276,479	$140,244	$—	$416,723
Product sales	—	32,014	—	32,014
Total revenue	276,479	172,258	—	448,737
Cost of service revenue	3,709	1,852	—	5,561
Cost of product sales	—	13,919	—	13,919
Operating expenses	66,916	57,905	—	124,821
Selling, general and administrative expenses	41,384	32,696	2,220	76,300
Other income, net	(10,814)	(278)	—	(11,092)
Segment profit (loss)	$175,284	$66,164	$(2,220)	$239,228
Segment profit (loss)	$175,284	$66,164	$(2,220)	$239,228
Depreciation and amortization	—	—	115,566	115,566
Loss on disposal of assets, net	145	60	—	205
Change in fair value of private placement warrants	—	—	16,267	16,267
Impairment of property and equipment	—	5,898	—	5,898
TRA liability adjustment			(106)	(106)
Stock-based compensation	—	—	10,012	10,012
Interest expense, net	—	—	60,729	60,729
Income (loss) before income tax provision	$175,139	$60,206	$(204,688)	$30,657

	For the Year Ended December 31, 2018
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$222,611	$142,465	$—	$365,076
Product sales	—	5,070	—	5,070
Total revenue	222,611	147,535	—	370,146
Cost of service revenue	3,078	2,710	—	5,788
Cost of product sales	—	3,447	—	3,447
Operating expenses	51,221	57,525	—	108,746
Selling, general and administrative expenses	55,370	27,827	47,495	130,692
Other (income) expenses, net	(8,680)	(117)	2	(8,795)
Segment profit (loss)	$121,622	$56,143	$(47,497)	$130,268
Segment profit (loss)	$121,622	$56,143	$(47,497)	$130,268
Depreciation and amortization	—	—	103,346	103,346
Loss on disposal of assets, net	—	—	7	7
Change in fair value of private placement warrants	—	—	(3,667)	(3,667)
Stock-based compensation	—	—	2,272	2,272
Interest expense	—	—	69,550	69,550
Loss on extinguishment of debt	—	—	26,486	26,486
(Loss) income before income tax (benefit)	$121,622	$56,143	$(245,491)	$(67,726)

The Company operates in the United States, Canada and Europe. Revenues are attributable to countries based upon the location of the customer. During the years ended December 31, 2020, 2019 and 2018, the Company’s international revenues were $13.3 million, $14.5 million and $11.0 million, respectively. Substantially all of the Company’s assets are in the United States.
19.	Quarterly Financial Information (Unaudited) (As Restated)

	First	Second	Third	Fourth
Fiscal Year 2020	Quarter	Quarter	Quarter	Quarter
($ in thousands, except per share data)	(As restated)	(As restated)	(As restated)	(As restated)
Total revenue	$116,713	$79,809	$96,908	$100,163
Income (loss) from operations	19,413	(6,950)	15,268	10,085
Net income (loss)	22,140	(23,722)	11,086	(14,082)
Earnings (loss) per share - basic	$0.14	$(0.15)	$0.07	$(0.09)
Earnings (loss) per share - diluted	$0.04	$(0.15)	$0.07	$(0.09)

	First	Second	Third	Fourth
Fiscal Year 2019	Quarter	Quarter	Quarter	Quarter
($ in thousands, except per share data)	(As restated)	(As restated)	(As restated)	(As restated)
Total revenue	$98,461	$109,575	$128,240	$112,461
Income from operations	17,966	17,636	36,659	24,194
Net (loss) income	(5,980)	(4,009)	16,618	10,447
(Loss) earnings per share - basic	$(0.04)	$(0.03)	$0.10	$0.07
(Loss) earnings per share - diluted	$(0.04)	$(0.03)	$0.10	$0.06

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Company has provided certain information from its unaudited condensed consolidated statements of operations in fiscal years 2020 and 2019 in the below reconciliations, which presents amounts originally reported and restated amounts after restatement adjustments:

	Three Months Ended March 31, 2020			Three Months Ended June 30, 2020
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$116,713	$—	$116,713	$79,809	$—	$79,809
Income (loss) from operations	19,413	—	19,413	(6,950)	—	(6,950)
Change in fair value of private placement warrants	—	(15,467)	(15,467)	—	8,334	8,334
Net income (loss)	6,673	15,467	22,140	(15,388)	(8,334)	(23,722)
Earnings (loss) per share - basic	$0.04	$0.10	$0.14	$(0.10)	$(0.05)	$(0.15)
Earnings (loss) per share - diluted	$0.04	$—	$0.04	$(0.10)	$(0.05)	$(0.15)

	Three Months Ended September 30, 2020			Three Months Ended December 31, 2020
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$96,908	$—	$96,908	$100,163	$—	$100,163
Income from operations	15,268	—	15,268	10,085	—	10,085
Change in fair value of private placement warrants	—	(4,400)	(4,400)	—	12,666	12,666
Net income (loss)	6,686	4,400	11,086	(1,416)	(12,666)	(14,082)
Earnings (loss) per share - basic	$0.04	$0.03	$0.07	$(0.01)	$(0.08)	$(0.09)
Earnings (loss) per share - diluted	$0.04	$0.03	$0.07	$(0.01)	$(0.08)	$(0.09)

	Six Months Ended June 30, 2020			Nine Months Ended September 30, 2020
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$196,522	$—	$196,522	$293,430	$—	$293,430
Income from operations	12,463	—	12,463	27,731	—	27,731
Change in fair value of private placement warrants	—	(7,133)	(7,133)	—	(11,533)	(11,533)
Net (loss) income	(8,715)	7,133	(1,582)	(2,029)	11,533	9,504
(Loss) earnings per share - basic	$(0.05)	$0.04	$(0.01)	$(0.01)	$0.07	$0.06
(Loss) earnings per share - diluted	$(0.05)	$0.04	$(0.01)	$(0.01)	$0.07	$0.06

	Three Months Ended March 31, 2019			Three Months Ended June 30, 2019
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$98,461	$—	$98,461	$109,575	$—	$109,575
Income from operations	17,966	—	17,966	17,636	—	17,636
Change in fair value of private placement warrants	—	8,800	8,800	—	7,600	7,600
Net income (loss)	2,820	(8,800)	(5,980)	3,591	(7,600)	(4,009)
Earnings (loss) per share - basic	$0.02	$(0.06)	$(0.04)	$0.02	$(0.05)	$(0.03)
Earnings (loss) per share - diluted	$0.02	$(0.06)	$(0.04)	$0.02	$(0.05)	$(0.03)

	Three Months Ended September 30, 2019			Three Months Ended December 31, 2019
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$128,240	$—	$128,240	$112,461	$—	$112,461
Income from operations	36,659	—	36,659	24,194	—	24,194
Change in fair value of private placement warrants	—	1,134	1,134	—	(1,267)	(1,267)
Net income	17,752	(1,134)	16,618	9,180	1,267	10,447
Earnings (loss) per share - basic	$0.11	$(0.01)	$0.10	$0.06	$0.01	$0.07
Earnings (loss) per share - diluted	$0.11	$(0.01)	$0.10	$0.06	$—	$0.06

	Six Months Ended June 30, 2019			Nine Months Ended September 30, 2019
($ in thousands, except per share data)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total revenue	$208,036	$—	$208,036	$336,276	$—	$336,276
Income from operations	35,602	—	35,602	72,261	—	72,261
Change in fair value of private placement warrants	—	16,400	16,400	—	17,534	17,534
Net income (loss)	6,411	(16,400)	(9,989)	24,163	(17,534)	6,629
Earnings (loss) per share - basic	$0.04	$(0.10)	$(0.06)	$0.15	$(0.11)	$0.04
Earnings (loss) per share - diluted	$0.04	$(0.10)	$(0.06)	$0.15	$(0.11)	$0.04

The Company has provided certain information affected by the restatement from its unaudited condensed consolidated balance sheets, as of each period indicated in the below reconciliations, which presents amounts originally reported and restated amounts after restatement adjustments:

	As of March 31, 2020			As of June 30, 2020
($ in thousands)	(As originally reported)	(Restatement adjustments)	(As restated)	(As originally reported)	(Restatement adjustments)	(As restated)
Total assets	$1,374,129	$—	$1,374,129	$1,355,122	$—	$1,355,122
Private placement warrant liabilities	—	14,266	14,266	—	22,600	22,600
Total liabilities	1,029,729	14,266	1,043,995	1,023,372	22,600	1,045,972
Additional paid-in capital	387,994	(20,375)	367,619	391,240	(20,375)	370,865
Accumulated deficit	(74,241)	6,109	(68,132)	(89,629)	(2,225)	(91,854)
Total stockholders' equity	344,400	(14,266)	330,134	331,750	(22,600)	309,150

	As of September 30, 2020
($ in thousands)	(As originally reported)	(Restatement adjustments)	(As restated)
Total assets	$1,371,971	$—	$1,371,971
Private placement warrant liabilities	—	18,200	18,200
Total liabilities	1,028,049	18,200	1,046,249
Additional paid-in capital	394,259	(20,375)	373,884
Accumulated deficit	(82,943)	2,175	(80,768)
Total stockholders' equity	343,922	(18,200)	325,722

20.	Guarantor/Non-Guarantor Financial Information (Unaudited) (As Restated)

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

Verra Mobility Corporation and Subsidiaries

Consolidated Balance Sheets

at December 31, 2020

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
($ in thousands)	(As restated)	(As restated)		(As restated)	(As restated)
Assets
Current assets:
Cash and cash equivalents	$—	$103,969	$16,290	$—	$120,259
Restricted cash	—	633	—	—	633
Accounts receivable (net of allowance for credit loss of $11.5 million)	—	166,749	2,034	—	168,783
Unbilled receivables	—	13,452	593	—	14,045
Investment in subsidiary	146,313	77,200	—	(223,513)	—
Prepaid expenses and other current assets	—	21,586	2,731	—	24,317
Total current assets	146,313	383,589	21,648	(223,513)	328,037
Installation and service parts, net	—	7,944	—	—	7,944
Property and equipment, net	—	65,547	4,737	—	70,284
Operating lease assets	—	29,430	357	—	29,787
Intangible assets, net	—	315,533	26,606	—	342,139
Goodwill	—	524,766	61,669	—	586,435
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	2,684	15	—	2,699
Total assets	$315,572	$1,329,493	$115,032	$(392,772)	$1,367,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$22,346	$12,163	$—	$34,509
Accrued liabilities	—	11,617	4,019	—	15,636
Payable to related party pursuant to tax receivable agreement, current portion	—	4,791	—	—	4,791
Current portion of long-term debt	—	9,104	—	—	9,104
Total current liabilities	—	47,858	16,182	—	64,040
Long-term debt, net of current portion	—	832,941	—	—	832,941
Operating lease liabilities, net of current portion	—	27,854	132	—	27,986
Payable to related party pursuant to tax receivable agreement, net of current portion	—	67,869	—	—	67,869
Private placement warrant liabilities	—	30,866	—	—	30,866
Asset retirement obligation	—	6,409	—	—	6,409
Due to affiliates	—	152,914	16,345	(169,259)	—
Deferred tax liabilities, net	—	15,975	5,173	—	21,148
Other long-term liabilities	—	494	—	—	494
Total liabilities	—	1,183,180	37,832	(169,259)	1,051,753
Total stockholders' equity	315,572	146,313	77,200	(223,513)	315,572
Total liabilities and stockholders' equity	$315,572	$1,329,493	$115,032	$(392,772)	$1,367,325

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Year Ended December 31, 2020

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
($ in thousands)	(As restated)	(As restated)		(As restated)	(As restated)
Service revenue	$—	$322,972	$13,302	$—	$336,274
Product sales	—	57,319	—	—	57,319
Total revenue	—	380,291	13,302	—	393,593
Cost of service revenue	—	1,774	2,193	—	3,967
Cost of product sales	—	29,573	—	—	29,573
Operating expenses	—	108,659	7,070	—	115,729
Selling, general and administrative expenses	—	84,732	4,932	—	89,664
Depreciation, amortization and (gain) loss on disposal of assets, net	—	111,968	4,876	—	116,844
Total costs and expenses	—	336,706	19,071	—	355,777
Income (loss) from operations	—	43,585	(5,769)	—	37,816
Loss from equity investment	4,578	5,361	—	(9,939)	—
Interest expense, net	—	40,865	—	—	40,865
Change in fair value of private placement warrants		1,133	—	—	1,133
Tax receivable agreement liability adjustment	—	6,850	—	—	6,850
Other income, net	—	(11,692)	(193)	—	(11,885)
Total other expenses (income)	4,578	42,517	(193)	(9,939)	36,963
Loss before income tax provision (benefit)	(4,578)	1,068	(5,576)	9,939	853
Income tax provision (benefit)	—	5,646	(215)	—	5,431
Net loss	$(4,578)	$(4,578)	$(5,361)	$9,939	$(4,578)
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	2,788	—	2,788
Total comprehensive loss	$(4,578)	$(4,578)	$(2,573)	$9,939	$(1,790)

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2020

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
($ in thousands)	(As restated)	(As restated)		(As restated)	(As restated)
Cash Flows from Operating Activities:
Net loss	$(4,578)	$(4,578)	$(5,361)	$9,939	$(4,578)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	111,710	4,860	—	116,570
Amortization of deferred financing costs and discounts	—	5,437	—	—	5,437
Change in fair value of private placement warrants	—	1,133	—	—	1,133
Tax receivable agreement liability adjustment	—	6,850	—	—	6,850
Credit loss expense	—	14,355	32	—	14,387
Deferred income taxes	—	(3,798)	(948)	—	(4,746)
Stock-based compensation	—	12,589	—	—	12,589
Installation and service parts expense	—	677	—	—	677
Accretion expense	—	259	—	—	259
Loss on disposal of assets	—	258	16	—	274
Loss from equity investment	4,578	5,361	—	(9,939)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(92,977)	2,389	—	(90,588)
Unbilled receivables	—	5,864	100	—	5,964
Prepaid expenses and other assets	—	3,996	(167)	—	3,829
Accounts payable and accrued liabilities	—	(15,035)	(1,832)	—	(16,867)
Due to affiliates	—	(2,447)	2,447	—	—
Other liabilities	—	(4,281)	—	—	(4,281)
Net cash provided by operating activities	—	45,373	1,536	—	46,909
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(21,160)	(3,100)	—	(24,260)
Cash proceeds from the sale of assets	—	107	—	—	107
Net cash used in investing activities	—	(21,053)	(3,100)	—	(24,153)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(28,779)	—	—	(28,779)
Payment of debt issuance costs	—	(1,078)	—	—	(1,078)
Payment of employee tax withholding related to RSUs vesting	—	(4,147)	—	—	(4,147)
Net cash used in financing activities	—	(34,004)	—	—	(34,004)
Effect of exchange rate changes on cash and cash equivalents	—	—	(290)	—	(290)
Net decrease in cash, cash equivalents and restricted cash	—	(9,684)	(1,854)	—	(11,538)
Cash, cash equivalents and restricted cash - beginning of period	—	114,286	18,144	—	132,430
Cash, cash equivalents and restricted cash - end of period	$—	$104,602	$16,290	$—	$120,892

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Year Ended December 31, 2020

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$35,822	$—	$—	$35,822
Income taxes paid, net of refunds	—	12,318	320	—	12,638
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,287	—	—	—	18,287
Additions to ARO, property and equipment, and other	—	133	—	—	133
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	—	1,289	—	—	1,289

21.	Subsequent Event

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

On March 1, 2021, we filed our original Form 10-K for the year ended December 31, 2020. Based upon their evaluation at that time, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Subsequent to that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. That evaluation included consideration of the views expressed in the SEC’s Staff statement on April 12, 2021 (“the SEC Statement”) in which the SEC staff clarified its interpretation of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed further in Note 2 to the Consolidated Financial Statements, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended. In addition, a material weakness has been determined to exist as described in Management’s Report on Internal Control Over Financial Reporting at December 31, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management concluded that our internal control over financial reporting was not effective as of December 31, 2020.

In connection with the restatement of our consolidated financial statements included in this Annual Report on Form 10-K/A, our management, including our principal executive and financial officers, have re-evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020 because of a material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited financial statements included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

Based on the review of the SEC Staff Statement, which resulted in the restatement of our consolidated financial statements, management identified a material weakness in our internal control over financial reporting related to the operation of certain review controls over the accounting for contracts in the Company’s own stock. This material weakness resulted in a material misstatement of our private placement warrant liability, change in fair value of private placement warrants, additional paid-in capital and accumulated deficit as of December 31, 2020 and 2019 and for years ended December 31, 2020, 2019 and 2018. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that the material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, and issued an adverse opinion, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K/A.

Remediation of Material Weakness

To remediate the material weakness related to the private placement warrants, the Company evaluated and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement. The Company restated its consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 upon completing its evaluation of the SEC Staff Statement. All necessary revisions are summarized in Note 2 – “Restatement of Previously Issued Financial Statements”. The Company has established a new control to reassess the classification of warrants to conform the accounting with the SEC Staff Statement and any future accounting pronouncements or interpretations related thereto. The Company plans to complete the remediation of the material weakness during the quarter ended June 30, 2021.

Remediation of a Prior Material Weakness

We are committed to maintaining a strong internal control environment. Following the identification of the material weakness in internal controls described in our Annual Report on Form 10-K for the year ended December 31, 2019 related to ineffective information technology (“IT”) general controls in the area of user access over certain IT systems that support the Company’s financial reporting processes, we initiated remediation measures during 2020 to address the material weakness. Based on the implementation work and the results of testing performed, our management concluded that the previously identified material weakness (as of December 31, 2019) has been remediated as of December 31, 2020.

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

Changes in Internal Control over Financing Reporting

In connection with correcting the accounting for the warrants assumed by us as part of the Business Combination, the Company has begun implementing additional review procedures, additional training and enhancements to the accounting policy related to the accounting for its warrants to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and remeasurement is appropriate).

There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement that was filed on April 12, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement that was filed on April 12, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement that was filed on April 12, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement that was filed on April 12, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement that was filed on April 12, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K/A:
1.	Consolidated Financial Statements

The financial statements filed as part of this Annual Report on Form 10-K/A are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K/A.

2.	Financial Statement Schedules
•	Appendix A, Schedule II – Consolidated Valuation and Qualifying Accounts

Schedules not listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K/A.

3.	Exhibits.

The exhibits listed below are filed as part of this Annual Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018

2.3	Scheme Implementation Agreement, dated as of January 21, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	Jan. 21, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018

4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016

4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016

4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017

4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	Mar. 2, 2020

4.5	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-37979	4.5	Mar. 2, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

10.2	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018

10.3	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018

10.4	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018

10.5	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018

10.6	First Lien Term Loan Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.6	Oct. 22, 2018

10.7	Amendment No. 1 to Revolving Credit Agreement dated as of July 24, 2018, among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.8	Amendment No. 1 to First Lien Term Loan Credit Agreement dated as of July 24, 2018, among Greenlight Acquisition Corporation, Verra Mobility Corporation (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., Lasercraft, Inc., the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.8	Oct. 22, 2018

10.9	Amendment No. 2 to First Lien Term Loan Credit Agreement dated as of February 20, 2020, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), each of the other borrowers and subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Feb. 25, 2020

10.10#	Employee Offer Letter by and between American Traffic Solutions, Inc. and David Roberts, dated June 27, 2014.	8-K	001-37979	10.9	Oct. 22, 2018

10.11#	Offer Letter Revision by and between American Traffic Solutions, Inc. and David Roberts, dated as of December 22, 2014.	8-K	001-37979	10.10	Oct. 22, 2018

10.12#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated May 15, 2015.	8-K	001-37979	10.11	Oct. 22, 2018

10.13#	Offer Letter Revision by and between American Traffic Solutions, Inc. and Patricia Chiodo, dated as of June 1, 2015.	8-K	001-37979	10.12	Oct. 22, 2018

10.14#	Separation and Release Agreement by and between VM Consolidated, Inc. and Vincent Brigidi, dated September 30, 2020	10-Q	001-37979	10.3	Nov. 5, 2020

10.15#	Executive Employment Agreement by and between VM Consolidated, Inc. and Steven Lalla, dated January 31, 2021	10-K	001-37979	10.15	March 1, 2021

10.16#	Employee Offer Letter by and between VM Consolidated, Inc. and Garrett Miller, dated as of April 24, 2019.	10-Q	001-37979	10.1	Aug. 6, 2019

10.17#	Employee Offer Letter by and between American Traffic Solutions, Inc. and Rebecca Collins, dated as of April 21, 2016.	10-K	001-37979	10.17	Mar. 2, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.18#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018

10.19#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.20#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

10.21#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018

10.22#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019

10.23#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020

10.24#	Form of Notice of Grant of Stock Option and Agreement for U.K. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.25	Mar. 2, 2020

10.25#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020

10.26#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020

10.27#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020

10.28#	Verra Mobility Corporation Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.1	Jan. 29, 2021

21.1	List of Subsidiaries	10-K	001-37979	21.1	March 1, 2021

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature pages herein).					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

#	Management contract or compensatory plan or arrangement.
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

VERRA MOBILITY CORPORATION

Date: May 14, 2021	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints David M. Roberts and Patricia D. Chiodo, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	May 14, 2021
David Roberts	(Principal Executive Officer)

/s/ Patricia D. Chiodo	Chief Financial Officer	May 14, 2021
Patricia D. Chiodo	(Principal Financial and Accounting Officer)

/s/ Patrick Byrne	Director	May 14, 2021
Patrick Byrne

/s/ Douglas Davis	Director	May 14, 2021
Douglas Davis

/s/ Bryan Kelln	Director	May 14, 2021
Bryan Kelln

/s/ Jacob Kotzubei	Director	May 14, 2021
Jacob Kotzubei

/s/ John Rexford	Director	May 14, 2021
John Rexford

/s/ Cynthia Russo	Director	May 14, 2021
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