Form 10-Q
period 2021-03-31
VERRA MOBILITY Corp
filed 2021-05-17
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, there were 162,360,367 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed May 14, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•	disruption to our business and results of operations as a result of the novel coronavirus (“COVID-19”) pandemic;
•	the impact of the COVID-19 pandemic on our revenues from key customers in the rental car industry and from photo enforcement programs;
•	the impact of payment delays related to $121.0 million in outstanding receivables with the City of New York Department of Transportation (“NYCDOT”);
•	historical data regarding our business, results of operations, financial condition and liquidity may not reflect the impact of COVID-19;
•	customer concentration in our Commercial Services and Government Solutions segments;
•	decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling;
•	risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits and investigations;
•	decreased interest in outsourcing from our customers;
•	our ability to properly perform under our contracts and otherwise satisfy our customers;
•	our ability to compete in a highly competitive and rapidly evolving market;
•	our ability to keep up with technological developments and changing customer preferences;
•	the success of our new products and changes to existing products and services;
•	our ability to successfully integrate our recent or future acquisitions; and
•	failure in or breaches of our networks or systems, including as a result of cyber-attacks.

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

Part I—Financial Information

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
($ in thousands except per share data)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$249,605	$120,259
Restricted cash	819	633
Accounts receivable (net of allowance for credit loss of $12.1 million and $11.5 million at March 31, 2021 and December 31, 2020, respectively)	192,985	168,783
Unbilled receivables	14,881	14,045
Prepaid expenses and other current assets	24,509	24,317
Total current assets	482,799	328,037
Installation and service parts, net	8,597	7,944
Property and equipment, net	67,741	70,284
Operating lease assets	30,172	29,787
Intangible assets, net	319,149	342,139
Goodwill	586,220	586,435
Other non-current assets	2,535	2,699
Total assets	$1,497,213	$1,367,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$41,334	$34,509
Accrued liabilities	17,394	15,636
Payable to related party pursuant to tax receivable agreement, current portion	5,202	4,791
Current portion of long-term debt	6,500	9,104
Total current liabilities	70,430	64,040
Long-term debt, net of current portion	965,945	832,941
Operating lease liabilities, net of current portion	28,447	27,986
Payable to related party pursuant to tax receivable agreement, net of current portion	62,667	67,869
Private placement warrant liabilities	32,933	30,866
Asset retirement obligation	6,406	6,409
Deferred tax liabilities, net	21,316	21,148
Other long-term liabilities	551	494
Total liabilities	1,188,695	1,051,753
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	375,671	373,620
Accumulated deficit	(103,765)	(94,850)
Accumulated other comprehensive income	21	211
Total stockholders' equity	308,518	315,572
Total liabilities and stockholders' equity	$1,497,213	$1,367,325

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
(In thousands, except per share data)		(As restated)
Service revenue	$89,763	$99,497
Product sales	95	17,216
Total revenue	89,858	116,713
Cost of service revenue	880	1,219
Cost of product sales	27	8,690
Operating expenses	30,492	32,259
Selling, general and administrative expenses	28,443	25,886
Depreciation, amortization and (gain) loss on disposal of assets, net	28,265	29,246
Total costs and expenses	88,107	97,300
Income from operations	1,751	19,413
Interest expense, net	9,164	12,451
Change in fair value of private placement warrants	2,067	(15,467)
Loss on extinguishment of debt	5,334	—
Other income, net	(3,013)	(2,925)
Total other expenses (income)	13,552	(5,941)
(Loss) income before income tax (benefit) provision	(11,801)	25,354
Income tax (benefit) provision	(2,886)	3,214
Net (loss) income	$(8,915)	$22,140
Other comprehensive loss:
Change in foreign currency translation adjustment	(190)	(3,367)
Total comprehensive (loss) income	$(9,105)	$18,773
Net (loss) income per share:
Basic	$(0.05)	$0.14
Diluted	$(0.05)	$0.04
Weighted average shares outstanding:
Basic	162,297	160,924
Diluted	162,297	164,427

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2021
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020 (as restated)	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net loss	—	—	—	—	(8,915)	—	(8,915)
Vesting of restricted stock units ("RSUs")	91	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(857)	—	—	(857)
Stock-based compensation	—	—	—	2,908	—	—	2,908
Other comprehensive loss, net of tax	—	—	—	—	—	(190)	(190)
Balance as of March 31, 2021	162,360	$16	$36,575	$375,671	$(103,765)	$21	$308,518

For the Three Months Ended March 31, 2020

Balance as of December 31, 2019 (as restated)	159,150	$16	$54,862	$346,891	$(89,578)	$(2,577)	$309,614
Net income (as restated)	—	—	—	—	22,140	—	22,140
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of RSUs	42	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	2,768	—	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	(3,367)	(3,367)
Balance as of March 31, 2020 (as restated)	161,692	$16	$36,575	$367,619	$(68,132)	$(5,944)	$330,134

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
($ in thousands)		(As restated)
Cash Flows from Operating Activities:
Net (loss) income	$(8,915)	$22,140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,214	29,250
Amortization of deferred financing costs and discounts	1,593	903
Change in fair value of private placement warrants	2,067	(15,467)
Loss on extinguishment of debt	5,334	—
Credit loss expense	2,402	5,356
Deferred income taxes	281	(682)
Stock-based compensation	2,908	2,768
Installation and service parts expense	29	393
Accretion expense	53	64
Loss (gain) on disposal of assets	51	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(26,672)	(22,397)
Unbilled receivables	(859)	3,648
Prepaid expenses and other assets	(262)	2,367
Accounts payable and accrued liabilities	2,330	(11,363)
Other liabilities	459	(2,135)
Net cash provided by operating activities	9,013	14,841
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(3,704)	(8,141)
Cash proceeds from the sale of assets	56	10
Net cash used in investing activities	(3,648)	(8,131)
Cash Flows from Financing Activities:
Borrowings of long-term debt	996,750	—
Repayment of long-term debt	(865,642)	(21,951)
Payment of debt issuance costs	(5,732)	(806)
Payment of debt extinguishment costs	(604)	—
Payment of employee tax withholding related to RSUs vesting	(857)	(327)
Net cash provided by (used in) financing activities	123,915	(23,084)
Effect of exchange rate changes on cash and cash equivalents	252	(963)
Net increase (decrease) in cash, cash equivalents and restricted cash	129,532	(17,337)
Cash, cash equivalents and restricted cash - beginning of period	120,892	132,430
Cash, cash equivalents and restricted cash - end of period	$250,424	$115,093

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental cash flow information:
Interest paid	$6,996	$11,822
Income taxes paid, net of refunds	238	319
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	1,355	4,586
Accrued debt issuance costs	635	—
Accrued debt extinguishment costs	665	—
Earn-out shares issued to Platinum Stockholder	—	18,287

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

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies and state and local governments. The Company has customers located throughout the United States, Canada and Europe. The Company is organized into two operating segments: Commercial Services and Government Solutions (see Note 13).

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

The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions. The Company’s programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes.
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

Restatement of Previously Issued Condensed Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 14, 2021 (the “2020 Form 10-K/A”).

We restated the Company’s previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and the related quarterly financial information to reflect adjustments resulting from changes to our accounting for private placement warrants.

The impact of the restatement to the three months ended March 31, 2020 was an increase to net income of $15.5 million, an increase to private placement warrant liabilities of $14.3 million, with offsetting decreases of $20.4 million to additional paid-in capital and $6.1 million to accumulated deficit line items. There was no net cash impact to the condensed consolidated statements of cash flows.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited interim condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets and goodwill,  the allowance for credit loss, fair value of private placement warrant liabilities, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue and accounts receivable. Revenue from one of the Government Solutions customers as a percent of total revenue is presented below:

	Three Months Ended March 31,
	2021	2020
City of New York Department of Transportation	24.4%	25.5%

As of March 31, 2021, the City of New York Department of Transportation (“NYCDOT”) represented 63% of accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At March 31, 2021, the Legacy Contract had an open receivable balance of $41.3 million, of which $33.1 million had aged beyond NYCDOT’s 45-day payment terms. As of March 31, 2021, the Company had invoiced NYCDOT for $52.6 million in product revenue and $26.8 million in service revenue under the Emergency Contract. NYCDOT has not made any payments against the Emergency Contract to date. There is no material reserve related to these receivables as amounts are deemed collectible based on current conditions and expectations. Please also see section entitled “Risk Factors.”

Significant customer revenue generated through the Company’s Commercial Services partners as a percent of total revenue is presented below:

	Three Months Ended March 31,
	2021	2020
Hertz Corporation	13.8%	15.7%
Avis Budget Group, Inc.	11.2%	12.7%
Enterprise Holdings, Inc.	14.5%	10.8%

Allowance for Credit Loss

The Company reviews historical credit losses and customer payment trends on receivables and develops loss rate estimates as of the balance sheet date, which includes adjustments for future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit loss when it is probable that amounts will not be collected based on the terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. No interest or late fees are charged on delinquent accounts.

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit loss for the three months ended March 31, 2021 and 2020, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$11,471
Credit loss expense	2,252	143	7	2,402
Write-offs, net of recoveries	(1,722)	2	(21)	(1,741)
Balance at March 31, 2021	$3,740	$4,422	$3,970	$12,132

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2020 (2)	$5,733	$945	$1,778	$8,456
Credit loss expense	1,925	2,731	700	5,356
Write-offs, net of recoveries	(2,220)	(311)	(435)	(2,966)
Balance at March 31, 2020	$5,438	$3,365	$2,043	$10,846

(1)

Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

(2)	This includes a $0.8 million increase to the allowance for credit loss as a result of adopting the credit loss standard.

The Company adjusted down its estimate for credit loss for the three months ended March 31, 2021 to reflect the risk of loss based on customer payment rates in the last 12 months and improved economic conditions for the Commercial Services (All other) and Government Solutions portfolio segments. The Company’s methodology for the Commercial Services (Driver-billed) portfolio segment has not changed. The credit loss estimate for the three months ended March 31, 2020 was based on higher probabilities of loss given the uncertainty caused by COVID-19 on the travel industry. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates and adjusts appropriately.

Warrants

As of March 31, 2021, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2018-13, (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard during the first quarter of 2021 and provided relevant disclosures for the private placement warrant liabilities which are a Level 3 measurement, that fall in the scope of the standard. See Note 7. Fair Value of Financial Instruments.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes specific exceptions to the general principles in Topic 740 in GAAP including the exception to the incremental approach for intra-period tax allocation, exceptions to accounting for basis differences when there are ownership changes in foreign investments, and the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also simplifies current guidance in relation to franchise taxes that are partially based on income, transactions with a government that result in a step-up in tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted the ASU as of January 1, 2021 which did not have a material impact on the Company’s financial statements or related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this standard as of January 1, 2021 which did not have an impact on the Company’s financial statements and related disclosures, as the Company had no instruments subject to the standard. If the Company were to issue instruments subject to the standard in the future, such guidance as early adopted by the Company would apply.

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The amendments are effective as of March 12, 2020 through December 31, 2022, to help stakeholders during the global market-wide reference rate transition period. The impact of the implementation of this guidance is still being determined by the Company.
3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2021	December 31, 2020
Prepaid tolls	$6,571	$9,237
Prepaid income taxes	5,285	2,354
Prepaid services	3,375	2,989
Deposits	3,168	3,474
Prepaid computer maintenance	2,761	2,732
Prepaid insurance	1,717	2,641
Other	1,632	890
Total prepaid expenses and other current assets	$24,509	$24,317

4.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2020	$426,689	$159,746	$586,435
Foreign currency translation adjustment	(215)	—	(215)
Balance at March 31, 2021	$426,474	$159,746	$586,220

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2021			December 31, 2020
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.1 years	$32,199	$31,093	0.3 years	$32,223	$29,358
Non-compete agreements	1.8 years	62,570	40,554	2.0 years	62,589	37,412
Customer relationships	5.6 years	367,440	134,072	5.9 years	367,512	123,784
Developed technology	2.1 years	166,051	103,392	2.3 years	166,217	95,848
Gross carrying value of intangible assets		628,260	$309,111		628,541	$286,402
Less: accumulated amortization		(309,111)			(286,402)
Intangible assets, net		$319,149			$342,139

The amortization expense was $22.7 million and $23.5 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2021	$63,193
2022	81,143
2023	52,447
2024	41,953
2025	39,255
Thereafter	41,158
Total	$319,149

5.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2021	December 31, 2020
Accrued salaries and wages	$6,160	$4,432
Current portion of operating lease liabilities	3,157	3,179
Advanced deposits payable	2,544	2,922
Payroll liabilities	1,844	1,755
Self-insurance liability	903	682
Restricted cash due to customers	819	633
Other	1,967	2,033
Total accrued liabilities	$17,394	$15,636

6.	Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	March 31, 2021	December 31, 2020
2021 Term Loan, due 2028	$650,000	$—
Senior Notes, due 2029	350,000	—
2018 Term Loan	—	865,642
Less: original issue discounts	(6,247)	(3,952)
Less: unamortized deferred financing costs	(21,308)	(19,645)
Total long-term debt	972,445	842,045
Less: current portion of long-term debt	(6,500)	(9,104)
Total long-term debt, net of current portion	$965,945	$832,941

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated, Inc., the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, the Company had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

In addition, in March 2021, VM Consolidated, Inc. issued an aggregate principal amount of $350.0 million in Senior Unsecured Notes (the “Senior Notes”), due on April 15, 2029. In connection with the issuance of the Senior Notes, the Company incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes were used to repay in full all outstanding debt which was represented by the existing First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of March 31, 2021, the interest rate on the 2021 Term Loan was 3.45%.

In addition, the 2021 Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the 2021 Term Loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year, beginning with the year ending December 31, 2022), as set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the 2021 Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year (beginning on October 15, 2021). On or after April 15, 2024, the Company may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2024	102.750%
2025	101.375%
2026 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings.

The Company evaluated the refinancing transactions on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, the Company recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the three months ended March 31, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) which it entered into in fiscal year 2018 in connection with an acquisition, with a revolving commitment of up to $75 million available for loans and letters of credit. The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the new debt instruments entered into in March 2021 discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At March 31, 2021, the Company had no outstanding borrowings on the Revolver and availability to borrow was $49.4 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of March 31, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At March 31, 2021, the Company was compliant with all debt covenants.

Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan.

Interest expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $9.2 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 4.2% and 3.4% at March 31, 2021 and December 31, 2020, respectively.
7.	Fair Value of Financial Instruments

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long-term debt was calculated based upon available market information. The carrying value and the estimated fair value of long-term debt is as follows:

	Level in	March 31, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$650,000	$650,000	$—	$—
Senior Notes	2	350,000	360,063	—	—
2018 Term Loan	2	—	—	842,045	861,314

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	March 31, 2021	December 31, 2020
Stock price	$13.54	$13.42
Strike price	$11.50	$11.50
Volatility	49.0%	44.0%
Remaining life (in years)	2.6	2.8
Risk-free interest rate	0.26%	0.16%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$4.94	$4.63

The following summarizes the change in the private placement warrant liabilities for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Beginning balance (as restated)	$30,866	$29,733
Change in fair value included in net (loss) income	2,067	(15,467)
Ending balance	$32,933	$14,266

8.	Net (Loss) Income Per Share

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

The components of basic and diluted net (loss) income per share are as follows:

	Three Months Ended March 31,
	2021	2020
(In thousands, except per share data)		(As restated)
Numerator:
Net (loss) income	$(8,915)	$22,140
Denominator:
Weighted average shares - basic	162,297	160,924
Common stock equivalents	—	3,503
Weighted average shares - diluted	162,297	164,427
Net (loss) income per share - basic	$(0.05)	$0.14
Net (loss) income per share - diluted	$(0.05)	$0.04
Antidilutive shares excluded from diluted net (loss) income per share (1):
Contingently issuable shares (2)	5,000	5,000
Public warrants	13,333	—
Private placement warrants	6,667	—
Non-qualified stock options	1,205	705
Performance share units	229	116
Restricted stock units	2,582	28
Total antidilutive shares excluded	29,016	5,849

(1)	These amounts represent outstanding shares as of the three months ended March 31, 2021 and 2020.

(2)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 11, Related Party Transactions.

9.	Income Taxes

The Company’s interim income tax (benefit) provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that period. The estimated annual effective tax rate requires judgment and is dependent upon several factors. The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

The Company provides a valuation allowance for deferred tax assets if it is more likely than not that these items will expire before the Company is able to realize their benefit. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets, when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets.

In December 2019, COVID-19 emerged and spread throughout the world causing severe disruption to the global economy. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law after COVID-19 was declared a pandemic. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company elected to delay the employer-side of the FICA payments with the intention of making the payments in 2021.

The Company’s effective income tax benefit rate was 24.5% for the three months ended March 31, 2021 and the effective income tax rate was 12.7% for the three months ended March 31, 2020. The effective tax rate change was primarily due to the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants, which had a lesser impact on the effective tax rate.

The total amount of unrecognized tax benefits increased by $0.2 million during the quarter primarily due to prior year tax positions. As of March 31, 2021, the total amount of unrecognized tax benefits was $1.1 million, of which $0.5 million would affect the Company’s effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2021, we had less than $0.1 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2017 to 2019. The Company’s state income tax returns are no longer subject to income tax examination by tax authorities prior to 2016; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by the State of Georgia for the years 2018 and 2019, however, no material adjustments are anticipated.  The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
10.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Operating expenses	$194	$220
Selling, general and administrative expenses	2,714	2,548
Total stock-based compensation expense	$2,908	$2,768

11.	Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into the Tax Receivable Agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and Greenlight Holding II Corporation as the stockholder representative. The TRA generally provides for the payment by the post-closing company to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the post-closing company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets which resulted from an acquisition by the Company prior to the Business Combination. The post-closing company generally will retain the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid would be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company adjusted this amount.

At March 31, 2021, the TRA liability was approximately $67.9 million of which $5.2 million was the current portion and $62.7 million was the non-current portion, both of which are included in the respective payable to related party pursuant to tax receivable agreement line items on the condensed consolidated balance sheets. The Company made a $4.8 million payment during the first quarter of 2021 related to the current portion payable as of December 31, 2020.

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

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of the Company’s Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event (an “Acceleration Event”), then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) the Company shall issue the applicable Earn-Out Shares to the cash consideration stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of March 31, 2021. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At March 31, 2021, the potential future Earn-Out Shares issuable are between zero and 5.0 million.
12.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million at March 31, 2021.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at March 31, 2021 were $32.3 million.

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

NYC Investigation

In January 2021, the New York City Law Department advised the Company that the City of New York was investigating certain matters related to the Company’s installation work for its largest customer, NYCDOT. We were informed in March 2021 by the NYC Law Department that it had concluded its investigation, and we reached an agreement in principle to resolve the matter for approximately $1.3 million, subject to final administrative approvals.

Customer Guarantee

In the ordinary course of business, the Company occasionally employs contract terms that mitigate the customer’s risk of aggregate revenue decline in connection with the customer’s adoption of additional or changes to service models within its existing portfolio. These agreements require the customer to satisfy numerous conditions to trigger payment, including volume metrics and other operational requirements. The Company had one such guarantee outstanding for the one-year period ending March 31, 2021. The Company has not accrued any liability or corresponding contra revenue has been recorded in the Company’s financial statements, as the required conditions to trigger payment have not been met.

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its results of operations, cash flows, or financial position, and accordingly, no material contingency accruals are recorded. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.
13.	Segment Reporting

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

The following tables set forth financial information by segment for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended March 31, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$45,689	$44,074	$—	$89,763
Product sales	—	95	—	95
Total revenue	45,689	44,169	—	89,858
Cost of service revenue	531	349	—	880
Cost of product sales	—	27	—	27
Operating expenses	14,206	16,092	—	30,298
Selling, general and administrative expenses	10,792	10,811	4,126	25,729
Other income, net	(2,070)	(943)	—	(3,013)
Segment profit (loss)	$22,230	$17,833	$(4,126)	$35,937
Segment profit (loss)	$22,230	$17,833	$(4,126)	$35,937
Depreciation and amortization	—	—	28,214	28,214
Loss on disposal of assets, net	—	51	—	51
Change in fair value of private placement warrants	—	—	2,067	2,067
Stock-based compensation	—	—	2,908	2,908
Interest expense, net	—	—	9,164	9,164
Loss on extinguishment of debt	—	—	5,334	5,334
Income (loss) before income tax benefit	$22,230	$17,782	$(51,813)	$(11,801)

	For the Three Months Ended March 31, 2020
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$61,242	$38,255	$—	$99,497
Product sales	—	17,216	—	17,216
Total revenue	61,242	55,471	—	116,713
Cost of service revenue	807	412	—	1,219
Cost of product sales	—	8,690	—	8,690
Operating expenses	16,530	15,509	—	32,039
Selling, general and administrative expenses	13,384	9,669	285	23,338
Other income, net	(2,889)	(36)	—	(2,925)
Segment profit (loss)	$33,410	$21,227	$(285)	$54,352
Segment profit (loss)	$33,410	$21,227	$(285)	$54,352
Depreciation and amortization	—	—	29,250	29,250
Gain on disposal of assets, net	—	(4)	—	(4)
Change in fair value of private placement warrants	—	—	(15,467)	(15,467)
Stock-based compensation	—	—	2,768	2,768
Interest expense, net	—	—	12,451	12,451
Income (loss) before income tax provision	$33,410	$21,231	$(29,287)	$25,354

14.	Guarantor/Non-Guarantor Financial Information

VM Consolidated, Inc., a wholly owned subsidiary of the Company, is the lead borrower of the 2021 Term Loan, Senior Notes and the Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly-owned by Greenlight Acquisition Corporation, which is wholly-owned by Greenlight Intermediate Holding Corporation, which is wholly-owned by Greenlight Holding Corporation, which is wholly-owned by Verra Mobility Holdings, LLC, which is wholly-owned by Verra Mobility Corporation or the Company. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly owned subsidiary guarantor and non-guarantor subsidiaries.

The following financial information presents the condensed consolidated balance sheets as of March 31, 2021 and the related condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows for the three months ended March 31, 2021 for the Company, combined guarantor subsidiary and combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at March 31, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$233,296	$16,309	$—	$249,605
Restricted cash	—	819	—	—	819
Accounts receivable (net of allowance for credit loss of $12.1 million )	—	191,190	1,795	—	192,985
Unbilled receivables	—	14,481	400	—	14,881
Investment in subsidiary	139,259	73,936	—	(213,195)	—
Prepaid expenses and other current assets	—	21,932	2,577	—	24,509
Total current assets	139,259	535,654	21,081	(213,195)	482,799
Installation and service parts, net	—	8,597	—	—	8,597
Property and equipment, net	—	64,897	2,844	—	67,741
Operating lease assets	—	29,879	293	—	30,172
Intangible assets, net	—	293,988	25,161	—	319,149
Goodwill	—	524,766	61,454	—	586,220
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	2,520	15	—	2,535
Total assets	$308,518	$1,460,301	$110,848	$(382,454)	$1,497,213
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$30,256	$11,078	$—	$41,334
Accrued liabilities	—	13,739	3,655	—	17,394
Payable to related party pursuant to tax receivable agreement, current portion	—	5,202	—	—	5,202
Current portion of long-term debt	—	6,500	—	—	6,500
Total current liabilities	—	55,697	14,733	—	70,430
Long-term debt, net of current portion	—	965,945	—	—	965,945
Operating lease liabilities, net of current portion	—	28,358	89	—	28,447
Payable to related party pursuant to tax receivable agreement, net of current portion	—	62,667	—	—	62,667
Private placement warrant liabilities	—	32,933	—	—	32,933
Due to affiliates	—	151,526	17,733	(169,259)	—
Asset retirement obligation	—	6,406	—	—	6,406
Deferred tax liabilities, net	—	16,959	4,357	—	21,316
Other long-term liabilities	—	551	—	—	551
Total liabilities	—	1,321,042	36,912	(169,259)	1,188,695
Total stockholders' equity	308,518	139,259	73,936	(213,195)	308,518
Total liabilities and stockholders' equity	$308,518	$1,460,301	$110,848	$(382,454)	$1,497,213

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$87,003	$2,760	$—	$89,763
Product sales	—	95	—	—	95
Total revenue	—	87,098	2,760	—	89,858
Cost of service revenue	—	395	485	—	880
Cost of product sales	—	27	—	—	27
Operating expenses	—	28,083	2,409	—	30,492
Selling, general and administrative expenses	—	27,423	1,020	—	28,443
Depreciation, amortization and (gain) loss on disposal of assets, net	—	27,218	1,047	—	28,265
Total costs and expenses	—	83,146	4,961	—	88,107
Income (loss) from operations	—	3,952	(2,201)	—	1,751
Loss from equity investment	8,915	1,869	—	(10,784)	—
Interest expense, net	—	9,164	—	—	9,164
Change in fair value of private placement warrants	—	2,067	—	—	2,067
Loss on extinguishment of debt	—	5,334	—	—	5,334
Other income, net	—	(3,014)	1	—	(3,013)
Total other expenses	8,915	15,420	1	(10,784)	13,552
Loss before income tax benefit	(8,915)	(11,468)	(2,202)	10,784	(11,801)
Income tax benefit	—	(2,553)	(333)	—	(2,886)
Net loss	$(8,915)	$(8,915)	$(1,869)	$10,784	$(8,915)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(190)	—	(190)
Total comprehensive loss	$(8,915)	$(8,915)	$(2,059)	$10,784	$(9,105)

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(8,915)	$(8,915)	$(1,869)	$10,784	$(8,915)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	27,167	1,047	—	28,214
Amortization of deferred financing costs and discounts	—	1,593	—	—	1,593
Change in fair value of private placement warrants	—	2,067	—	—	2,067
Loss on extinguishment of debt	—	5,334	—	—	5,334
Credit loss expense	—	2,362	40	—	2,402
Deferred income taxes	—	984	(703)	—	281
Stock-based compensation	—	2,908	—	—	2,908
Installation and service parts expense	—	29	—	—	29
Accretion expense	—	53	—	—	53
Loss on disposal of assets	—	51	—	—	51
Loss from equity investment	8,915	1,869	—	(10,784)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(26,802)	130	—	(26,672)
Unbilled receivables	—	(1,033)	174	—	(859)
Prepaid expenses and other assets	—	(395)	133	—	(262)
Accounts payable and accrued liabilities	—	3,634	(1,304)	—	2,330
Due to affiliates	—	(1,063)	1,063	—	—
Other liabilities	—	459	—	—	459
Net cash provided by operating activities	—	10,302	(1,289)	—	9,013
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	—	(3,548)	(156)	—	(3,704)
Cash proceeds from the sale of assets	—	56	—	—	56
Cash contribution to subsidiary	—	(1,212)	—	1,212	—
Net cash used in investing activities	—	(4,704)	(156)	1,212	(3,648)
Cash Flows from Financing Activities:
Borrowings of long-term debt	—	996,750	—	—	996,750
Repayment of long-term debt	—	(865,642)	—	—	(865,642)
Payment of debt issuance costs	—	(5,732)	—	—	(5,732)
Payment of debt extinguishment costs	—	(604)	—	—	(604)
Capital contribution from VM Consolidated Inc.	—	—	1,212	(1,212)	—
Payment of employee tax withholding related to RSUs vesting	—	(857)	—	—	(857)
Net cash provided by financing activities	—	123,915	1,212	(1,212)	123,915
Effect of exchange rate changes on cash and cash equivalents	—	—	252	—	252
Net increase in cash, cash equivalents and restricted cash	—	129,513	19	—	129,532
Cash, cash equivalents and restricted cash - beginning of period	—	104,602	16,290	—	120,892
Cash, cash equivalents and restricted cash - end of period	$—	$234,115	$16,309	$—	$250,424

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2021

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$6,996	$—	$—	$6,996
Income taxes paid, net of refunds	—	233	5	—	238
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	1,355	—	—	1,355
Accrued debt issuance costs	—	635	—	—	635
Accrued debt extinguishment costs	—	665	—	—	665

15. Subsequent Event

Pending Acquisition

On January 22, 2021, the Company entered into a Scheme Implementation Agreement (the “Scheme Agreement”) with Redflex Holdings Limited, a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange (“Redflex”), pursuant to which all of the holders of Redflex’s outstanding shares as of the record date will sell, and the Company will cause one of its subsidiaries to purchase, one hundred percent (100%) of the outstanding equity of Redflex (the “Scheme”).

On April 29, 2021, the Company entered into a Deed of Amendment and Consent (the “Scheme Amendment”) with Redflex to amend the Scheme Agreement to increase the consideration payable to Redflex shareholders in the transaction from A$0.92 in cash per share to A$0.96 in cash per share (the “Price Increase”), resulting in an increase in the aggregate consideration payable by us under the Scheme Agreement from A$146.1 million to A$152.5 million (or approximately US $112.9 million to US $117.9 million) based on the exchange rate between the Australian Dollar and U.S. Dollar as of the date of this Quarterly Report on Form 10-Q. Except for the Price Increase, the material terms of the Scheme Agreement remained unchanged.

On May 9, 2021, Redflex shareholders approved the Scheme, including the Price Increase. Separately, at a hearing held on May 13, 2021, the second Federal Court of Australia approved the Scheme, including a change approved by the Redflex shareholder vote that allows the regulatory approval from the General Authority for Competition in the Kingdom of Saudi Arabia (the “GAC Approval”), which is currently a condition precedent to the transaction, to become a condition subsequent that can be satisfied on or before August 13, 2021 (the “Outside Date”). If the GAC Approval is not obtained on or before the Outside Date, the transaction would not close.

The aggregate consideration payable by us will be A$152.5 million, and the closing of the acquisition is projected to take place in the second or third quarter of 2021 (approximately 7 business days after receiving notification of GAC approval), subject to timely receipt of the GAC Approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 14, 2021 and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item IA. “Risk Factors” in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 14, 2021. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Canada and Europe. These solutions and services include toll and violations management, automated safety solutions, title and registration, and other data-driven solutions, to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations and safety solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Recent Events

COVID-19’s Impact on Our Operating Results

In December 2019, COVID-19 emerged and has since spread throughout the world. The World Health Organization declared COVID-19 a pandemic in March 2020, and it continues to significantly disrupt the global economy. In the United States and abroad, many federal, state and local governments have instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. Although we have seen moderate signs of recovery in the past six months due to an increase in travel activity and the availability of COVID-19 vaccines, we expect that COVID-19 will continue to have a significant negative impact on the global economy and travel industry, including RACs in future quarters.

Revenues from RACs in our Commercial Services segment decreased significantly in 2021 as a result of reduced airline travel and widespread travel restrictions related to COVID-19 affecting the full three months of the first quarter in 2021 compared to only impacting the month of March in 2020. Our RAC customers have experienced reductions in volume and revenue, and many of them have reduced their rental fleet sizes in response to the decline in customer demand. While there were moderate improvements in travel demand, the full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. These trends have had, and are expected to continue to have, a significant negative effect on revenues in our Commercial Services segment.

In our Government Solutions segment, school closures resulting from the COVID-19 pandemic have negatively impacted revenues from our school bus stop arm camera and school zone speed camera products. Reductions in vehicle traffic in jurisdictions where we operate photo enforcement programs and temporary inactivity of school zone speed cameras have all negatively impacted service revenue in our Government Solutions segment. We cannot predict the duration or full impact of COVID-19 on our overall business and results of operations at this time, but we expect the impact to continue into the second quarter of 2021.

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

Pending Acquisition

On January 22, 2021, we entered into a Scheme Implementation Agreement (the “Scheme Agreement”) with Redflex Holdings Limited, a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange (“Redflex”), pursuant to which all of the holders of Redflex’s outstanding shares as of the record date will sell, and we will cause one of our subsidiaries to purchase, one hundred percent (100%) of the outstanding equity of Redflex (the “Scheme”).

On April 29, 2021, we entered into a Deed of Amendment and Consent (the “Scheme Amendment”) with Redflex to amend the Scheme Agreement to increase the consideration payable to Redflex shareholders in the transaction from A$0.92 in cash per share to A$0.96 in cash per share (the “Price Increase”), resulting in an increase in the aggregate consideration payable by us under the Scheme Agreement from A$146.1 million to A$152.5 million (or approximately US $112.9 million to US$ 117.9 million) based on the exchange rate between the Australian Dollar and U.S. Dollar as of the date of this Quarterly Report on Form 10-Q.  Except for the Price Increase, the material terms of the Scheme Agreement remained unchanged.

On May 9, 2021, Redflex shareholders approved the Scheme, including the Price Increase. Separately, at a hearing held on May 13, 2021, the second Federal Court of Australia approved the Scheme, including a change approved by the Redflex shareholder vote that allows the regulatory approval from the General Authority for Competition in the Kingdom of Saudi Arabia (the “GAC Approval”), which is currently a condition precedent to the transaction, to become a condition subsequent that can be satisfied on or before August 13, 2021 (the “Outside Date”).  If the GAC Approval is not obtained on or before the Outside Date, the transaction would not close.

The aggregate consideration payable by us will be A$152.5 million, and the closing of the acquisition is projected to take place in the second or third quarter of 2021 (approximately 7 business days after receiving notification of GAC approval), subject to timely receipt of the GAC Approval.

Unsecured Senior Notes Offering and Refinancing

On March 26, 2021, VM Consolidated Inc., our wholly owned indirect subsidiary, completed a private offering (the “Offering”) of $350.0 million aggregate principal amount of its 5.50% Senior Notes due 2029 (the “Senior Notes”). We used the net proceeds from the Offering, together with the proceeds of the term loan incurred pursuant to an amendment and restatement agreement no. 1 (the “Restatement Agreement”) to our First Lien Term Credit Agreement dated as of March 1, 2018, as amended (the “Credit Agreement”), to refinance our outstanding term loan (the “Refinancing”) and to pay fees and expenses in connection with the Refinancing and Offering. We intend to use the remainder of the net proceeds, together with cash on hand, to pay (if the transaction is consummated) approximately $118.0 million of cash purchase consideration for our proposed acquisition of Redflex.

In connection with the Offering, we entered into the Restatement Agreement, which includes, among other changes, amending certain provisions of the Credit Agreement as follows:

•

permit and account for the repayment of the then outstanding term loan, together with all accrued and unpaid interest, and the incurrence of the new term loan on March 26, 2021 in the original principal amount of $650.0 million due March 26, 2028;

•

permit the issuance of the Senior Notes, which were issued on the effective date of the Restatement Agreement, and our related incurrence of indebtedness in respect of such Senior Notes and the guarantee by our subsidiary guarantor of such Senior Notes;

•	expressly permit the acquisition of Redflex by VM Consolidated Inc.; and
•

amending certain provisions dealing with interest rate replacement provisions in the case where any interest rate benchmark applicable to the loans and commitment fees in the future ceases to be available.

See Note 6. Long-term Debt for more information on interest payments, redemption options and costs incurred for the Offering and Refinancing.

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

•

Our Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions. We implement and administer traffic safety programs and products for municipalities and local government agencies of all sizes.

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

Executive Summary

We operate with long-term contracts and a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

Generated total revenue of $89.9 million for the three months ended March 31, 2021 compared to $116.7 million for the three months ended March 31, 2020. Service revenue for the Government Solutions segment increased $5.8 million in 2021 compared to 2020 while the service revenue for the Commercial Services segment declined due to COVID-19, as discussed below.

•

Generated cash flows from operating activities of $9.0 million and $14.8 million for the three months ended March 31, 2021 and 2020, respectively. Our cash on hand was $249.6 million as of March 31, 2021 and includes the net proceeds received in connection with the refinancing described above and will be used in part to fund the pending acquisition of Redflex.

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

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
	2021	2020	2021	2020	$	%
($ in thousands)		(As restated)
Service revenue	$89,763	$99,497	99.9%	85.2%	$(9,734)	(9.8)%
Product sales	95	17,216	0.1%	14.8%	(17,121)	(99.4)%
Total revenue	89,858	116,713	100.0%	100.0%	(26,855)	(23.0)%
Cost of service revenue	880	1,219	1.0%	1.0%	(339)	(27.8)%
Cost of product sales	27	8,690	0.0%	7.5%	(8,663)	(99.7)%
Operating expenses	30,492	32,259	33.9%	27.6%	(1,767)	(5.5)%
Selling, general and administrative expenses	28,443	25,886	31.7%	22.2%	2,557	9.9%
Depreciation, amortization and (gain) loss on disposal of assets, net	28,265	29,246	31.5%	25.1%	(981)	(3.4)%
Total costs and expenses	88,107	97,300	98.1%	83.4%	(9,193)	(9.4)%
Income from operations	1,751	19,413	1.9%	16.6%	(17,662)	(91.0)%
Interest expense, net	9,164	12,451	10.2%	10.7%	(3,287)	(26.4)%
Change in fair value of private placement warrants	2,067	(15,467)	2.3%	(13.3)%	17,534	113.4%
Loss on extinguishment of debt	5,334	—	5.9%	—	5,334	n/a
Other income, net	(3,013)	(2,925)	(3.4)%	(2.5)%	(88)	3.0%
Total other expenses (income)	13,552	(5,941)	15.0%	(5.1)%	19,493	328.1%
(Loss) income before income tax (benefit) provision	(11,801)	25,354	(13.1)%	21.7%	(37,155)	(146.5)%
Income tax (benefit) provision	(2,886)	3,214	(3.2)%	2.7%	(6,100)	(189.8)%
Net (loss) income	$(8,915)	$22,140	(9.9)%	19.0%	$(31,055)	(140.3)%

Service Revenue.    Service revenue decreased by $9.7 million, or 9.8%, to $89.8 million for the three months ended March 31, 2021 from $99.5 million for the three months ended March 31, 2020, representing 99.9% and 85.2% of total revenue, respectively. The following table presents service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue
Commercial Services	$45,689	$61,242	50.9%	52.4%	$(15,553)	(25.4)%
Government Solutions	44,074	38,255	49.0%	32.8%	5,819	15.2%
Total service revenue	$89,763	$99,497	99.9%	85.2%	$(9,734)	(9.8)%

Commercial Services service revenue decreased by $15.6 million, or 25.4%, from $61.2 million for the three months ended March 31, 2020 to $45.7 million for the three months ended March 31, 2021. This decrease was primarily due to the COVID-19 pandemic and related containment measures affecting the full three months of the first quarter in 2021 compared to only impacting the month of March in 2020. Although increased availability and distribution of COVID-19 vaccines and the gradual lifting of travel restrictions could positively impact the travel industry in 2021, we anticipate full year 2021 service revenue may not recover to pre-COVID levels.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $5.8 million to $44.1 million for the three months ended March, 31 2021 from $38.3 million in the same period in 2020. Our speed program revenue grew approximately $6.6 million during the three months ended March 31, 2021 compared to the same period in 2020, due to an increase in the total number of camera systems installed in 2020 that had a full year impact in 2021, and this trend should continue into future quarters. This increase was partially offset by a $1.4 million decrease in service revenue from the suspension of school bus stop arm cameras as many school buses were not operating for much of this period.

There was an average of 4,738 active camera systems during the three months ended March 31, 2021 compared to an average of 5,002 for the three months ended March 31, 2020. The decline in active camera systems was primarily due to 1,036 cameras that were temporarily inactive due to COVID-19. These declines were partially offset by the expansion of speed enforcement systems with existing customers.

Service revenue for the quarter was negatively impacted by COVID-19 which led to reduction in vehicle traffic as a result of stay-at-home orders and early school closures and delayed school re-openings in certain jurisdictions in which we operate. We saw growth in our speed program revenue which we expect will continue for the remainder of 2021. However, we anticipate the negative impacts of COVID-19 will continue to impact our other revenue programs in future quarters.

Product Sales.    Product sales were $0.1 million and $17.2 million for the first quarter of 2021 and 2020, respectively. Product sales revenue is generated from certain Government Solutions customers who purchase their equipment, whose buying patterns vary greatly from year to year. Product sales in 2020 were primarily driven by sales to a single customer that was expanding its school zone speed program.

Cost of Service Revenue.    Cost of service revenue decreased from $1.2 million for the three months ended March 31, 2020 to $0.9 million for the three months ended March 31, 2021. The decrease resulted from decreased costs of collection and other third-party professional services associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales decreased from $8.7 million in the quarter ended March 31, 2020 to $0.1 million in the same period in 2021, which was consistent with the decrease in product sales.

Operating Expenses.    Operating expenses decreased by $1.8 million, or 5.5%, from $32.3 million for the three months ended March 31, 2020 to $30.5 million for the three months ended March 31, 2021. This decrease was primarily due to decrease in employee wages, payment processing and operational equipment costs, offset by an increase in subcontractor expense. Operating expenses as a percentage of revenue increased from 27.6% to 33.9% for the three months ended March 31, 2020 and 2021, respectively. The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Operating expenses
Commercial Services	$14,206	$16,530	15.8%	14.1%	$(2,324)	(14.1)%
Government Solutions	16,092	15,509	17.9%	13.3%	583	3.8%
Total operating expenses before stock-based compensation	30,298	32,039	33.7%	27.4%	(1,741)	(5.4)%
Stock-based compensation	194	220	0.2%	0.2%	(26)	(11.8)%
Total operating expenses	$30,492	$32,259	33.9%	27.6%	$(1,767)	(5.5)%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $2.6 million to $28.4 million for the three months ended March 31, 2021 compared to $25.9 million for the same period in 2020. This increase was primarily due to $4.1 million of transaction expenses incurred in 2021 mainly related to the pending acquisition of Redflex, $1.7 million increase in professional services expenses, and expense incurred for the reinstatement of employee bonus accrual in 2021. The increases were offset by a decrease in credit loss expense of $3.0 million and travel and marketing related expenses year over year. Selling, general and administrative expenses as a percentage of revenue increased from 22.2% to 31.7% for the three months ended March 31, 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$10,792	$13,384	12.0%	11.5%	$(2,592)	(19.4)%
Government Solutions	10,811	9,669	12.1%	8.3%	1,142	11.8%
Corporate and other	4,126	285	4.6%	0.2%	3,841	1347.7%
Total selling, general and administrative expenses before stock-based compensation	25,729	23,338	28.7%	20.0%	2,391	10.2%
Stock-based compensation	2,714	2,548	3.0%	2.2%	166	6.5%
Total selling, general and administrative expenses	$28,443	$25,886	31.7%	22.2%	$2,557	9.9%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.    Depreciation, amortization and (gain) loss on disposal of assets, net, decreased slightly from $29.2 million for the three months ended March 31, 2020 to $28.3 million for the same period in 2021. The decrease was mainly due to certain trademark intangibles being fully amortized mid-first quarter of 2021.

Interest Expense, Net.    Interest expense, net decreased by $3.3 million from $12.5 million for the three months ended March 31, 2020 to $9.2 million for the same period in 2021. This decrease is primarily as a result of lower interest rates coupled with the refinancing of our 2018 Term Loan (as defined below) in February 2020, which reduced the applicable margin on the interest rate by 50 basis points. See “—Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants.  We recorded a loss of $2.1 million for the three months ended March 31, 2021 and a gain of $15.5 million in the same period in 2020, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of remeasurement of the liability at the end of each reporting period.

Loss on Extinguishment of Debt.Loss on extinguishment of debt was $5.3 million during the three months ended March 31, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan discussed below.

Other Income, Net.    Other income, net was $3.0 million for the three months ended March 31, 2021, compared to $2.9 million for the three months ended March 31, 2020.

Income Tax (Benefit) Provision.    Our income tax provision decreased from a tax liability of $3.2 million, representing an effective tax rate of 12.7% for the three months ended March 31, 2020, to a tax benefit of $(2.9) million, representing an effective tax benefit rate of 24.5% for the same period in 2021. The effective tax rate change was primarily due to the Company’s permanent differences related to mark-to-market adjustments on the private placement warrants, which had a lesser impact on the effective tax rate.

Net (Loss) Income.    We had a net loss of $(8.9) million for the three months ended March 31, 2021, as compared to $22.1 million of income for the three months ended March 31, 2020. The $31.1 million decrease in net income was primarily due to the decline in revenue from the impact of COVID-19 on our RAC customers, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our 2021 Term Loan, Unsecured Senior Notes and the Revolver (all of which are defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years as well as a pending strategic acquisition in the current year.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2021, we had $49.4 million available for borrowing, net of letters of credit, under our Revolver.

Concentration of Credit Risk

As of March 31, 2021, the City of New York Department of Transportation (“NYCDOT”) represented 63% of accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At March 31, 2021, the Legacy Contract had an open receivable balance of $41.3 million, of which $33.1 million had aged beyond NYCDOT’s 45-day payment terms. As of March 31, 2021, the Company had invoiced NYCDOT for $52.6 million in product revenue and $26.8 million in service revenue under the Emergency Contract. NYCDOT has not made any payments against the Emergency Contract to date. There is no material reserve related to these receivables as amounts are deemed collectible based on current conditions and expectations. Please also see section entitled “Risk Factors.”

The following table sets forth certain captions indicated on our statements of cash flows for the periods indicated:

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net cash provided by operating activities	$9,013	$14,841
Net cash used in investing activities	(3,648)	(8,131)
Net cash provided by (used in) financing activities	123,915	(23,084)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $5.8 million, from $14.8 million for the three months ended March 31, 2020 to $9.0 million for the three months ended March 31, 2021. First quarter net income decreased year over year by $31.1 million, from $22.1 million of net income in 2020 to net loss of $(8.9) million in 2021. Adjustments to reconcile net (loss) income to net cash provided by operations increased $20.4 million mainly due to the $17.5 million change in fair value of private placement warrants year over year, and a $5.3 million loss on extinguishment of debt in 2021 with no comparable amount in the prior year, which are partially offset by a decrease in credit loss expense year over year. The aggregate changes in operating assets and liabilities decreased cash provided by operating activities by $8.8 million year over year driven primarily by an increase in accounts payable and accrued liabilities at the end of the period, which are offset by an increase in accounts receivables and unbilled receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $3.6 million and $8.1 million for the three months ended March 31, 2021 and 2020, respectively, which was related to purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $123.9 million and $(23.1) million for the three months ended March 31, 2021 and 2020, respectively. We had aggregate borrowings of $996.8 million during the first quarter of 2021 consisting of the 2021 Term Loan and Senior Notes (defined below) and we concurrently repaid $865.6 million outstanding debt on the 2018 Term Loan (defined below). The aggregate borrowings net of the repayments, which totaled $131.2 million, were held as cash and cash equivalents at March 31, 2021 and will be used in part to fund the close of the pending Redflex acquisition. We also had payments related to debt issuance costs and debt extinguishment costs during the period. The cash used in financing activities in 2020 was due to a $19.7 million mandatory prepayment of excess cash flows we made pursuant to the terms of the 2018 Term Loan, and costs associated with refinancing it in February 2020.

Long-term Debt

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated, Inc., our wholly owned subsidiary, entered into an Amendment and Restatement Agreement No. 1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, we had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

In addition, in March 2021, VM Consolidated, Inc. issued an aggregate principal amount of $350.0 million in Senior Unsecured Notes (the “Senior Notes”), due on April 15, 2029. In connection with the issuance of the Senior Notes, we incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes were used to repay in full all outstanding debt which was represented by the existing First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million. We may use the remaining proceeds for general corporate purposes which may include, without limitation, financing the consideration for and fees, costs and expenses related to the pending acquisition of Redflex, which is discussed above.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of March 31, 2021, the interest rate on the 2021 Term Loan was 3.45%.

In addition, the 2021 Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the 2021 Term Loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year, beginning with the year ending December 31, 2022), as set forth in the following table:

Consolidated first lien net leverage ratio (as defined by the 2021 Term Loan agreement)	Applicable prepayment percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year (beginning on October 15, 2021). On or after April 15, 2024, the Company may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2024	102.750%
2025	101.375%
2026 and thereafter	100.000%

In addition, we may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings.

We evaluated the refinancing transactions on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, we recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the three months ended March 31, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) which we entered into in fiscal year 2018 in connection with an acquisition, with a revolving commitment of up to $75 million available for loans and letters of credit. The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the new debt instruments entered into in March 2021 discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At March 31, 2021, we had no outstanding borrowings on the Revolver and availability to borrow was $49.4 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of March 31, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At March 31, 2021, the Company was compliant with all debt covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan.

We recorded interest expense, including amortization of deferred financing costs and discounts, of $9.2 million and $12.5 million for the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2021.

Critical Accounting Policies, Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, the carrying amounts of long-lived assets, goodwill, the allowance for credit loss, fair value of private placement warrant liabilities, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Refer to our 2020 Annual Report on Form 10-K/A filed on May 14, 2021 for our critical accounting policies, estimates and judgments.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the 2021 Term Loan described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $650.0 million and an interest rate of 3.45% at March 31, 2021. Based on the March 31, 2021 balance outstanding, each 1% movement in interest rates will result in an approximately $6.5 million change in annual interest expense.

We have not engaged in any hedging activities during the three months ended March 31, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2021 and, based on their evaluation, have concluded the controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A filed on May 14, 2021 for the year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-KA filed on May 14, 2021 for the year ended December 31, 2020, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the June 30, 2021 reporting period.

Part II—Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 14, 2021 includes a discussion of our risk factors. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K/A filed May 14, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Our largest customer, NYCDOT, has outstanding receivables with us totaling $121.0 million. We are working with NYCDOT to clear administrative hurdles that are delaying payment, but we cannot predict when this matter will be resolved, how much it may cost or the timing of their payments to us.

We provide photo enforcement and school zone enforcement services to NYCDOT, which was our largest customer by revenue in 2020 (31.3% of total revenue for the year ended December 31, 2020), under two primary contracts: a legacy contract relating to red light, bus lane, mobile speed and fixed speed photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and an emergency contract for the purchase, installation, maintenance and operation of an expanded fixed speed camera program beginning in 2020 (the “Emergency Contract”). In late 2019, we concluded that some of our system installations under the Legacy Contract did not meet New York City’s requirements related to the depth of buried electrical conduit and the color of grounding wire. We disclosed these issues to NYCDOT and in the fourth quarter of 2020 agreed to remediate the affected sites. As of the date of this Quarterly Report on Form 10-Q, our remediation efforts were substantially complete.

In late January 2021, we were separately informed that the City of New York’s Law Department (the “NYC Law Department”) was investigating matters related to our previously disclosed conduit depth issue as well as matters related to whether we unnecessarily installed new poles where existing infrastructure could have been used. We were informed in March 2021 by the NYC Law Department that it had concluded its investigation, and we reached an agreement in principle to resolve the matter for approximately $1.3 million, subject to final administrative approvals. The installation issues described above and investigated by the NYC Law Department did not have any impact on the camera operations or the overall effectiveness of the photo enforcement programs. We continue to perform work for NYCDOT under the Legacy Contract and the Emergency Contract, and in March 2021, we received an Authorization to Proceed with the installation of an additional 720 school zone speed cameras in 2021.

In addition to the matters described above, we are actively working with NYCDOT to address various administrative hurdles that have delayed the registration of the Emergency Contract, which is a condition to receiving payment under that contract, and that are delaying payments on our invoices under the Legacy Contract.

At March 31, 2021, the Legacy Contract had an open receivable balance of $41.3 million, of which $33.1 million had aged beyond NYCDOT’s 45-day payment terms. As of March 31, 2021, the Company had invoiced NYCDOT for $52.6 million in product revenue and $26.8 million in service revenue under the Emergency Contract. We expect the NYCDOT open receivables balance to increase by approximately $7.3 million per month until it is paid, which does not account for any additional invoices related to product revenue for new cameras installed in fiscal 2021 or associated service revenue. We will start installing cameras against the order for 720 new school zone speed cameras in the second quarter, which will increase the receivable balance based on the timing of the installation schedule if the invoices remain unpaid.

We cannot predict when these matters will be finally resolved, how much it may cost or the timing of the payments to us on the outstanding receivables. The failure to resolve these matters with the City of New York in a timely and effective manner could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018
2.3	Scheme Implementation Agreement, dated as of January 21, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	January 21, 2021
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
4.5	Indenture governing VM Consolidated, Inc.’s 5.50% Senior Notes Due 2029, dated as of March 26, 2021.	8-K	001-37979	4.1	March 29, 2021
4.6	Form of 5.50% Senior Note Due 2029 (included in Exhibit 4.5).	8-K	001-37979	4.2	March 29, 2021
10.1	Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement dated as of March 26, 2021, among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	March 29, 2021
10.2#	Verra Mobility Corporation Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.1	Jan. 29, 2021
10.3#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Patricia Chiodo.					X
10.5#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Rebecca Collins.					X
10.6#	Executive Employment Agreement, dated as of January 31, 2021, by and between VM Consolidated, Inc. and Steven Lalla.	10-K	001-37979	10.15	March 1, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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