Form 10-Q
period 2021-06-30
VERRA MOBILITY Corp
filed 2021-08-09
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, there were 162,410,137 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 17, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•	the impact of payment delays related to $127.0 million in outstanding receivables with the City of New York Department of Transportation (“NYCDOT”);
•	disruption to our business and results of operations as a result of the novel coronavirus (“COVID-19”) pandemic;
•	the impact of the COVID-19 pandemic on our revenues from key customers in the rental car industry and from photo enforcement programs;
•	historical data regarding our business, results of operations, financial condition and liquidity may not reflect the impact of COVID-19;
•	customer concentration in our Commercial Services and Government Solutions segments;
•	decreases in the prevalence of automated and other similar methods of photo enforcement or the use of tolling;
•	risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits and investigations;
•	decreased interest in outsourcing from our customers;
•	our ability to properly perform under our contracts and otherwise satisfy our customers;
•	our ability to compete in a highly competitive and rapidly evolving market;
•	our ability to keep up with technological developments and changing customer preferences;
•	the success of our new products and changes to existing products and services;
•	our ability to successfully integrate our recent or future acquisitions, including, but not limited to, our June 2021 acquisition of Redflex (as defined herein); and
•	failure in or breaches of our networks or systems, including as a result of cyber-attacks.

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

Part I—Financial Information

Item 1. Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
($ in thousands except per share data)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$147,346	$120,259
Restricted cash	3,159	633
Accounts receivable (net of allowance for credit loss of $12.7 million and $11.5 million at June 30, 2021 and December 31, 2020, respectively)	214,925	168,783
Unbilled receivables	23,871	14,045
Prepaid expenses and other current assets	32,255	24,317
Total current assets	421,556	328,037
Installation and service parts, net	10,186	7,944
Property and equipment, net	94,308	70,284
Operating lease assets	34,662	29,787
Intangible assets, net	340,637	342,139
Goodwill	641,517	586,435
Other non-current assets	16,325	2,699
Total assets	$1,559,191	$1,367,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$47,403	$34,509
Accrued liabilities	44,728	15,636
Payable to related party pursuant to tax receivable agreement, current portion	5,202	4,791
Current portion of long-term debt	9,410	9,104
Total current liabilities	106,743	64,040
Long-term debt, net of current portion	966,066	832,941
Operating lease liabilities, net of current portion	32,720	27,986
Payable to related party pursuant to tax receivable agreement, net of current portion	64,329	67,869
Private placement warrant liabilities	41,000	30,866
Asset retirement obligation	10,059	6,409
Deferred tax liabilities, net	20,790	21,148
Other long-term liabilities	1,059	494
Total liabilities	1,242,766	1,051,753
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $.0001 par value	—	—
Common stock, $.0001 par value	16	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	379,235	373,620
Accumulated deficit	(99,773)	(94,850)
Accumulated other comprehensive income	372	211
Total stockholders' equity	316,425	315,572
Total liabilities and stockholders' equity	$1,559,191	$1,367,325

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
($ in thousands, except per share data)		(As restated)		(As restated)
Service revenue	$116,426	$62,815	$206,189	$162,312
Product sales	12,231	16,994	12,326	34,210
Total revenue	128,657	79,809	218,515	196,522
Cost of service revenue	1,332	1,013	2,212	2,232
Cost of product sales	6,144	9,060	6,171	17,750
Operating expenses	36,434	26,699	66,926	58,958
Selling, general and administrative expenses	26,229	20,821	54,672	46,707
Depreciation, amortization and (gain) loss on disposal of assets, net	27,012	29,166	55,277	58,412
Total costs and expenses	97,151	86,759	185,258	184,059
Income (loss) from operations	31,506	(6,950)	33,257	12,463
Interest expense, net	11,680	9,539	20,844	21,990
Change in fair value of private placement warrants	8,067	8,334	10,134	(7,133)
Tax receivable agreement liability adjustment	1,661	4,446	1,661	4,446
Loss on extinguishment of debt	—	—	5,334	—
Other income, net	(2,798)	(1,523)	(5,811)	(4,448)
Total other expenses	18,610	20,796	32,162	14,855
Income (loss) before income taxes	12,896	(27,746)	1,095	(2,392)
Income tax provision (benefit)	8,904	(4,024)	6,018	(810)
Net income (loss)	$3,992	$(23,722)	$(4,923)	$(1,582)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	351	(508)	161	(3,875)
Total comprehensive income (loss)	$4,343	$(24,230)	$(4,762)	$(5,457)
Net income (loss) per share:
Basic	$0.02	$(0.15)	$(0.03)	$(0.01)
Diluted	$0.02	$(0.15)	$(0.03)	$(0.01)
Weighted average shares outstanding:
Basic	162,378	161,710	162,338	161,317
Diluted	166,028	161,710	162,338	161,317

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2021
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020 (as restated)	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net loss	—	—	—	—	(8,915)	—	(8,915)
Vesting of restricted stock units ("RSUs")	91	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(857)	—	—	(857)
Stock-based compensation	—	—	—	2,908	—	—	2,908
Other comprehensive loss, net of tax	—	—	—	—	—	(190)	(190)
Balance as of March 31, 2021	162,360	16	36,575	375,671	(103,765)	21	308,518
Net income	—	—	—	—	3,992	—	3,992
Vesting of RSUs	41	—	—	—	—	—	—
Exercise of stock options	7	—	—	87	—	—	87
Payment of employee tax withholding related to RSUs vesting	—	—	—	(96)	—	—	(96)
Stock-based compensation	—	—	—	3,573	—	—	3,573
Other comprehensive gain, net of tax	—	—	—	—	—	351	351
Balance as of June 30, 2021	162,408	$16	$36,575	$379,235	$(99,773)	$372	$316,425

For the Three and Six Months Ended June 30, 2020

Balance as of December 31, 2019 (as restated)	159,150	$16	$54,862	$346,891	$(89,578)	$(2,577)	$309,614
Net income (as restated)	—	—	—	—	22,140	—	22,140
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of RSUs	42	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	2,768	—	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	(3,367)	(3,367)
Balance as of March 31, 2020 (as restated)	161,692	16	36,575	367,619	(68,132)	(5,944)	330,134
Net loss (as restated)	—	—	—	—	(23,722)	—	(23,722)
Vesting of RSUs	45	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	3,271	—	—	3,271
Other comprehensive loss, net of tax	—	—	—	—	—	(508)	(508)
Balance as of June 30, 2020 (as restated)	161,737	$16	$36,575	$370,865	$(91,854)	$(6,452)	$309,150

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
($ in thousands)		(As restated)
Cash Flows from Operating Activities:
Net loss	$(4,923)	$(1,582)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,227	58,409
Amortization of deferred financing costs and discounts	2,722	2,106
Change in fair value of private placement warrants	10,134	(7,133)
Tax receivable agreement liability adjustment	1,661	4,446
Loss on extinguishment of debt	5,334	—
Credit loss expense	3,863	10,723
Deferred income taxes	(825)	(2,496)
Stock-based compensation	6,481	6,039
Other	257	691
Changes in operating assets and liabilities:
Accounts receivable, net	(42,970)	(43,183)
Unbilled receivables	(2,098)	7,476
Prepaid expenses and other assets	(1,177)	7,979
Accounts payable and accrued liabilities	4,337	(17,863)
Other liabilities	(545)	(3,069)
Net cash provided by operating activities	37,478	22,543
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	(107,004)	—
Purchases of installation and service parts and property and equipment	(8,257)	(14,301)
Cash proceeds from the sale of assets	159	49
Net cash used in investing activities	(115,102)	(14,252)
Cash Flows from Financing Activities:
Borrowings of long-term debt	996,750	—
Repayment of long-term debt	(881,281)	(24,227)
Payment of debt issuance costs	(6,507)	(922)
Payment of debt extinguishment costs	(1,066)	—
Proceeds from exercise of stock options	87	—
Payment of employee tax withholding related to RSUs vesting	(953)	(352)
Net cash provided by (used in) financing activities	107,030	(25,501)
Effect of exchange rate changes on cash and cash equivalents	207	(1,270)
Net increase (decrease) in cash, cash equivalents and restricted cash	29,613	(18,480)
Cash, cash equivalents and restricted cash - beginning of period	120,892	132,430
Cash, cash equivalents and restricted cash - end of period	$150,505	$113,950

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$13,054	$20,201
Income taxes paid, net of refunds	4,995	1,135
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	3,358	3,238
Earn-out shares issued to Platinum Stockholder	—	18,287

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

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies, state and local governments domestically, and government agencies internationally. The Company has customers located throughout the world, primarily within the United States, Australia, Europe and Canada. The Company is organized into two operating segments: Commercial Services and Government Solutions (see Note 14).

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

The Government Solutions segment offers photo enforcement solutions and services to its customers. Through its recent acquisition of Redflex Holdings Limited (“Redflex”) on June 17, 2021, the Company expanded its current footprint in the United States and gained access to international markets (see Note 3). The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The newly acquired international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.
2.	Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the unaudited condensed consolidated financial statements reflect all adjustments, which are normal and recurring in nature, necessary for fair financial statement presentation.

Restatement of Previously Issued Condensed Consolidated Financial Statements

The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC on May 17, 2021.

The Company restated its previously issued consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 and the related quarterly financial information to reflect adjustments resulting from changes to our accounting for private placement warrants.

The impact of the restatement was a $8.3 million decrease for the three months ended June 30, 2020 and a $7.1 million increase for the six months ended June 30, 2020 to net income, and an increase to private placement warrant liabilities of $22.6 million as of June 30, 2020, with an offsetting decrease of $20.4 million to additional paid-in capital and an increase of $2.2 million to accumulated deficit line items. There was no net cash impact to the condensed consolidated statements of cash flows.

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangible assets) in business combinations, the carrying amounts of inventory, long-lived assets and goodwill, the allowance for credit loss, fair value of private placement warrant liabilities, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable. Revenue from the single Government Solutions customer exceeding 10% as a percent of total revenue is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
City of New York Department of Transportation	26.7%	40.5%	25.7%	31.6%

As of June 30, 2021, the City of New York Department of Transportation (“NYCDOT”) represented 59% of total accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At June 30, 2021, the Legacy Contract had an open receivable balance of $30.8 million, of which $22.3 million had aged beyond NYCDOT’s 45-day payment terms. As of June 30, 2021, the Company had invoiced NYCDOT for $64.4 million in product revenue and $36.7 million in service revenue under the Emergency Contract, and the Emergency Contract had an open receivables balance of $96.3 million, of which $79.5 million had aged beyond the 45-day payment terms. The total outstanding receivables balance has increased approximately $6 million in the second quarter of 2021 compared to the first quarter due to additional invoices under both contracts. The Company collected $28.1 million during the second quarter of 2021 related to both contracts. There is no material reserve related to open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Hertz Corporation	13.3%	(1)	13.5%	13.0%
Avis Budget Group, Inc.	13.0%	(1)	12.2%	(1)
Enterprise Holdings, Inc.	12.8%	(1)	13.5%	(1)

(1)	Customer revenue for the period was below 10% of total revenue.

No Commercial Services customer exceeded 10% of total accounts receivable as of any period presented.

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit loss for the six months ended June 30, 2021 and 2020, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$11,471
Credit loss expense	4,877	(989)	(25)	3,863
Write-offs, net of recoveries	(2,613)	(24)	(21)	(2,658)
Balance at June 30, 2021	$5,474	$3,264	$3,938	$12,676

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2020 (2)	$5,272	$1,406	$1,778	$8,456
Credit loss expense	2,744	6,256	1,723	10,723
Write-offs, net of recoveries	(5,449)	(334)	(466)	(6,249)
Balance at June 30, 2020	$2,567	$7,328	$3,035	$12,930

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

The Company adjusted down its estimate for credit loss as of June 30, 2021 to reflect the risk of loss based on customer payment rates in the last 12 months and improved economic conditions for the Commercial Services (All other) and Government Solutions portfolio segments. The Company’s methodology for the Commercial Services (Driver-billed) portfolio segment has not changed. The credit loss estimate as of June 30, 2020 was based on higher probabilities of loss given the uncertainty caused by COVID-19 on the travel industry. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates and adjusts appropriately.

Warrants

As of June 30, 2021, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s Public Warrants meet the criteria for equity classification and accordingly, are reported as component of shareholders’ equity while the Company’s Private Placement Warrants do not meet the criteria for equity classification because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model. Shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with GAAP. As the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted income (loss) per share, if such exercise is dilutive to income (loss) per share.

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard during the first quarter of 2021 and provided relevant disclosures for the private placement warrant liabilities which are a Level 3 measurement, that fall within the scope of the standard. See Note 8. Fair Value of Financial Instruments.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses the treatment, measurement and recognition of the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option if it remains equity-classified after the modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted. The impact of the implementation of this guidance is still being determined by the Company.
3.	Acquisition

Redflex Acquisition

On June 17, 2021, the Company completed the previously announced acquisition of Redflex, a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, United Kingdom, Europe, and Middle East regions. Redflex develops, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. The Company has included the financial results of Redflex in the condensed consolidated financial statements from the date of acquisition, which were not material.

Pursuant to the Scheme Implementation Agreement (the “Agreement”) entered into by the Company and Redflex on January 21, 2021, as amended by the Deed of Amendment and Consent, dated April 30, 2021, VM Consolidated, Inc., an indirect wholly owned subsidiary of the Company, purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share at consideration of A$152.5 million, or approximately US$117.9 million. Transaction costs for Redflex were $7.4 million which primarily related to professional fees and other expenses related to the acquisition, and were included within the selling, general and administrative expenses in the condensed consolidated statements of operations.

The allocation of the preliminary purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash and cash equivalents (including restricted cash of $2.2 million)	$10,923
Accounts receivable	6,870
Unbilled receivables	7,744
Property and equipment	27,541
Deferred tax assets	9,192
Other assets	13,729
Trademark	900
Customer relationships	23,500
Developed technology	18,200
Total assets acquired	118,599

Liabilities assumed
Accounts payable and accrued expenses	30,137
Deferred revenue	1,772
Long-term debt	14,014
Other long-term liabilities	9,948
Total liabilities assumed	55,871
Goodwill	55,199
Total purchase consideration	$117,927

The primary areas that remain preliminary relate to the fair values of intangible assets acquired, certain tangible assets and liabilities acquired, legal and other contingencies as of the acquisition date, income and non-income based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

Goodwill consists largely of the expected cash flows and future growth anticipated for the Company and was assigned to the Company’s Government Solutions segment. Management has determined that the Redflex international operations represent a new reporting unit for the purposes of assessing potential impairment of goodwill, and as a result of the acquisition, the Government Solutions segment has two reporting units. The total operating and reportable segments for the Company has not changed as the manner in which the Company allocates resources and monitors operating performance has not changed. The goodwill is not expected to be deductible for tax purposes. The preliminary customer relationships value was based on the multi-period excess earnings methodology utilizing projected cash flows. The preliminary values for the trademark and the developed technology related assets were based on a relief-from-royalty method. The trademark, customer relationships and the developed technology related assets were assigned preliminary useful lives of 5.0 years, 10.0 years, and 9.2 years, respectively.

Pro Forma Financial Information

The pro forma information below gives effect to the Redflex acquisition as if it had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Redflex acquisition been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect additional revenue opportunities following the acquisition of Redflex. The pro forma information includes adjustments to record the assets and liabilities associated with the Redflex acquisition at their respective preliminary fair values based on available information.

	Three Months Ended		Six Months Ended
($ in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$149,436	$97,264	$257,392	$230,489
Net income (loss)	3,332	(27,516)	(5,768)	(23,443)

The pro forma results primarily include adjustments related to amortization of intangibles, depreciation expense, interest expense and related debt extinguishment costs from the debt refinancing transactions and exclusion of acquisition-related costs and certain capitalized costs related to operating leases and developed technology.

4.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2021	December 31, 2020
Prepaid income taxes	$5,289	$2,354
Prepaid tolls	7,955	9,237
Prepaid services	5,206	2,989
Photo enforcement equipment inventory	4,381	113
Deposits	3,256	3,474
Prepaid computer maintenance	3,107	2,732
Prepaid insurance	1,446	2,641
Other	1,615	777
Total prepaid expenses and other current assets	$32,255	$24,317

5.	Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2020	$426,689	$159,746	$586,435
Goodwill from Redflex acquisition	—	55,199	55,199
Foreign currency translation adjustment	(17)	(100)	(117)
Balance at June 30, 2021	$426,672	$214,845	$641,517

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2021			December 31, 2020
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.2 years	$33,107	$31,177	0.3 years	$32,223	$29,358
Non-compete agreements	1.5 years	62,574	43,700	2.0 years	62,589	37,412
Customer relationships	5.7 years	391,005	144,429	5.9 years	367,512	123,784
Developed technology	2.3 years	184,295	111,038	2.3 years	166,217	95,848
Gross carrying value of intangible assets		670,981	$330,344		628,541	$286,402
Less: accumulated amortization		(330,344)			(286,402)
Intangible assets, net		$340,637			$342,139

Amortization expense was $21.2 million and $23.5 million for the three months ended June 30, 2021 and 2020, respectively, and was $44.0 million and $47.1 million for the six months ended June 30, 2021 and 2020, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2021	$44,432
2022	85,744
2023	57,021
2024	46,527
2025	43,829
Thereafter	63,084
Total	$340,637

6.	Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2021	December 31, 2020
Accrued salaries and wages	$14,483	$4,432
Income taxes payable	5,985	419
Accrued interest payable	5,282	170
Current portion of operating lease liabilities	3,917	3,179
Payroll liabilities	3,467	1,755
Restricted cash due to customers	3,159	633
Advanced deposits payable	2,725	2,922
Deferred revenue	2,895	749
Other	2,815	1,377
Total accrued liabilities	$44,728	$15,636

7.	Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	June 30, 2021	December 31, 2020
2021 Term Loan, due 2028	$648,375	$—
Senior Notes, due 2029	350,000	—
PPP Loan	2,910	—
2018 Term Loan	—	865,642
Less: original issue discounts	(6,020)	(3,952)
Less: unamortized deferred financing costs	(19,789)	(19,645)
Total long-term debt	975,476	842,045
Less: current portion of long-term debt	(9,410)	(9,104)
Total long-term debt, net of current portion	$966,066	$832,941

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

In addition, in March 2021, VM Consolidated, Inc. issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”), due on April 15, 2029. In connection with the issuance of the Senior Notes, the

Company incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes were used to repay in full all outstanding debt which was represented by the existing First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of June 30, 2021, the interest rate on the 2021 Term Loan was 3.4%.

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

The Company evaluated the refinancing transactions on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, the Company recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the six months ended June 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At June 30, 2021, the loan amount outstanding was $2.9 million and is payable within a year, and is included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and awaits approval from the SBA.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) which it entered into in fiscal year 2018 in connection with an acquisition, with a revolving commitment of up to $75 million available for loans and letters of credit. The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by other debt instruments discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At June 30, 2021, the Company had no outstanding borrowings on the Revolver and availability to borrow was $57.0 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of June 30, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At June 30, 2021, the Company was compliant with all debt covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $11.7 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, and $20.8 million and $22.0 million for the six months ended June 30, 2021 and 2020, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 4.1% and 3.4% at June 30, 2021 and December 31, 2020, respectively.
8.	Fair Value of Financial Instruments

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses and the PPP Loan approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long-term debt was calculated based upon available market information. The carrying value and the estimated fair value are as follows:

	Level in	June 30, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$627,995	$628,780	$—	$—
Senior Notes	2	344,571	354,047	—	—
2018 Term Loan	2	—	—	842,045	861,314

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	June 30, 2021	December 31, 2020
Stock price	$15.37	$13.42
Strike price	$11.50	$11.50
Volatility	49.0%	44.0%
Remaining life (in years)	2.3	2.8
Risk-free interest rate	0.31%	0.16%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$6.15	$4.63

The following summarizes the changes in the private placement warrant liabilities for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
($ in thousands)		(As restated)		(As restated)
Beginning balance	$32,933	$14,266	$30,866	$29,733
Change in fair value included in net income (loss)	8,067	8,334	10,134	(7,133)
Ending balance	$41,000	$22,600	$41,000	$22,600

9.	Net Income (Loss) Per Share

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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(In thousands, except per share data)		(As restated)		(As restated)
Numerator:
Net income (loss)	$3,992	$(23,722)	$(4,923)	$(1,582)
Denominator:
Weighted average shares - basic	162,378	161,710	162,338	161,317
Common stock equivalents	3,650	—	—	—
Weighted average shares - diluted	166,028	161,710	162,338	161,317
Net income (loss) per share - basic	$0.02	$(0.15)	$(0.03)	$(0.01)
Net income (loss) per share - diluted	$0.02	$(0.15)	$(0.03)	$(0.01)
Antidilutive shares excluded from diluted net income (loss) per share (1):
Contingently issuable shares (2)	5,000	5,000	5,000	5,000
Public warrants	—	13,333	13,333	13,333
Private placement warrants	6,667	6,667	6,667	6,667
Non-qualified stock options	1,039	699	1,185	699
Performance share units	—	116	229	116
Restricted stock units	26	3,377	2,559	3,377
Total antidilutive shares excluded	12,732	29,192	28,973	29,192

(1)	These amounts represent the outstanding shares as of the three and six months ended June 30, 2021 and 2020.

(2)	Contingently issuable shares relate to the earn-out agreement as discussed in Note 12, Related Party Transactions.

10.	Income Taxes

The Company’s interim income tax provision is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that period. The estimated annual effective tax rate requires judgment and is dependent upon several factors. The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

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

In December 2019, COVID-19 emerged and spread throughout the world causing severe disruption to the global economy. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law after COVID-19 was declared a pandemic. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company elected to delay the employer-side of the FICA payments with the intention of making the payments in 2021 and 2022.

The Company’s effective income tax rate was 69.0% and 14.5% for the three months ended June 30, 2021 and 2020, respectively, and 549.6% and 33.9% for the six months ended June 30, 2021 and 2020, respectively. The primary driver of the effective tax rate variance is due to the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants.

The total amount of unrecognized tax benefits increased by $0.2 million during fiscal year 2021 primarily due to prior year tax positions. As of June 30, 2021, the total amount of unrecognized tax benefits was $1.1 million, of which $0.5 million would affect our effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2021, the Company had less than $0.1 million accrued for the payment of interest and penalties.

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
11.	Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Operating expenses	$248	$294	$442	$514
Selling, general and administrative expenses	3,325	2,977	6,039	5,525
Total stock-based compensation expense	$3,573	$3,271	$6,481	$6,039

12.	Related Party Transactions

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

At June 30, 2021, the TRA liability was approximately $69.5 million of which $5.2 million was the current portion and $64.3 million was the non-current portion, both of which are included in the respective payable to related party pursuant to tax receivable agreement line items on the condensed consolidated balance sheet. The Company made a $4.8 million payment during the first quarter of 2021 related to the current portion payable as of December 31, 2020.

The Company recorded a $1.7 million charge for the three and six months ended June 30, 2021 and a $4.4 million charge for the three and six months ended June 30, 2020. The TRA liability adjustment in 2021 is arising from higher estimated state tax rates due to changes in statutory rates, whereas in 2020 it is arising from higher estimated state tax rates due to a change in apportionment.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of June 30, 2021. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At June 30, 2021, the potential future Earn-Out Shares issuable are between zero and 5.0 million.
13.	Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million at June 30, 2021. In addition, the Company has $3.0 million of bank guarantees and bonds at June 30, 2021 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at June 30, 2021 were $38.2 million.

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

NYC Investigation

In January 2021, the New York City Law Department advised the Company that the City of New York was investigating certain matters related to the Company’s installation work for its largest customer, NYCDOT. The Company was informed in March 2021 by the NYC Law Department that it had concluded its investigation, and an agreement was reached in principle to resolve the matter for approximately $1.3 million, which was accrued during the three months ended March 31, 2021, subject to final administrative approvals.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (“City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. have initiated an appeal of the trial court’s ruling granting class certification, which remains pending. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.
14.	Segment Reporting

The Company has two operating and reportable segments, Commercial Services and Government Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and local and foreign government agencies of all sizes. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these two segments.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$66,480	$49,946	$—	$116,426
Product sales	—	12,231	—	12,231
Total revenue	66,480	62,177	—	128,657
Cost of service revenue	905	427	—	1,332
Cost of product sales	—	6,144	—	6,144
Operating expenses	15,990	20,196	—	36,186
Selling, general and administrative expenses	9,479	10,119	3,306	22,904
Other income, net	(2,594)	(204)	—	(2,798)
Segment profit (loss)	$42,700	$25,495	$(3,306)	$64,889
Segment profit (loss)	$42,700	$25,495	$(3,306)	$64,889
Depreciation and amortization	—	—	27,013	27,013
Gain on disposal of assets, net	—	(1)	—	(1)
Change in fair value of private placement warrants	—	—	8,067	8,067
Tax receivable agreement liability adjustment	—	—	1,661	1,661
Stock-based compensation	—	—	3,573	3,573
Interest expense, net	—	—	11,680	11,680
Income (loss) before income tax provision	$42,700	$25,496	$(55,300)	$12,896

	For the Three Months Ended June 30, 2020
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$27,272	$35,543	$—	$62,815
Product sales	—	16,994	—	16,994
Total revenue	27,272	52,537	—	79,809
Cost of service revenue	646	367	—	1,013
Cost of product sales	—	9,060	—	9,060
Operating expenses	10,750	15,655	—	26,405
Selling, general and administrative expenses	10,191	7,150	503	17,844
Other income, net	(1,507)	(16)	—	(1,523)
Segment profit (loss)	$7,192	$20,321	$(503)	$27,010
Segment profit (loss)	$7,192	$20,321	$(503)	$27,010
Depreciation and amortization	—	—	29,159	29,159
Loss on disposal of assets, net	5	2	—	7
Change in fair value of private placement warrants	—	—	8,334	8,334
Tax receivable agreement liability adjustment	—	—	4,446	4,446
Stock-based compensation	—	—	3,271	3,271
Interest expense, net	—	—	9,539	9,539
Income (loss) before income tax benefit	$7,187	$20,319	$(55,252)	$(27,746)

	For the Six Months Ended June 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$112,169	$94,020	$—	$206,189
Product sales	—	12,326	—	12,326
Total revenue	112,169	106,346	—	218,515
Cost of service revenue	1,436	776	—	2,212
Cost of product sales	—	6,171	—	6,171
Operating expenses	30,196	36,288	—	66,484
Selling, general and administrative expenses	20,271	20,930	7,432	48,633
Other income, net	(4,664)	(1,147)	—	(5,811)
Segment profit (loss)	$64,930	$43,328	$(7,432)	$100,826
Segment profit (loss)	$64,930	$43,328	$(7,432)	$100,826
Depreciation and amortization	—	—	55,227	55,227
Loss on disposal of assets, net	—	50	—	50
Change in fair value of private placement warrants	—	—	10,134	10,134
Tax receivable agreement liability adjustment	—	—	1,661	1,661
Stock-based compensation	—	—	6,481	6,481
Interest expense, net	—	—	20,844	20,844
Loss on extinguishment of debt	—	—	5,334	5,334
Income (loss) before income tax provision	$64,930	$43,278	$(107,113)	$1,095

	For the Six Months Ended June 30, 2020
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$88,514	$73,798	$—	$162,312
Product sales	—	34,210	—	34,210
Total revenue	88,514	108,008	—	196,522
Cost of service revenue	1,453	779	—	2,232
Cost of product sales	—	17,750	—	17,750
Operating expenses	27,280	31,164	—	58,444
Selling, general and administrative expenses	23,575	16,819	788	41,182
Other income, net	(4,396)	(52)	—	(4,448)
Segment profit (loss)	$40,602	$41,548	$(788)	$81,362
Segment profit (loss)	$40,602	$41,548	$(788)	$81,362
Depreciation and amortization	—	—	58,409	58,409
Loss (gain) on disposal of assets, net	5	(2)	—	3
Change in fair value of private placement warrants	—	—	(7,133)	(7,133)
Tax receivable agreement liability adjustment	—	—	4,446	4,446
Stock-based compensation	—	—	6,039	6,039
Interest expense, net	—	—	21,990	21,990
Income (loss) before income tax benefit	$40,597	$41,550	$(84,539)	$(2,392)

The Company primarily operates within the United States, Australia, Europe and Canada. Revenues are attributable to countries based upon the location of the customer. Revenues from international customers were $5.0 million and $3.0 million for the three months ended June 30, 2021 and 2020, respectively, and were $7.8 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively. The Company does not disaggregate assets by segment other than certain customer equipment and vehicles related to the Government Solutions segment. Refer to Note 5, Goodwill and Intangible Assets for goodwill balances by segment.

15.	Guarantor/Non-Guarantor Financial Information

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

The following financial information presents the condensed consolidated balance sheets as of June 30, 2021 and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 for the Company, the combined guarantor subsidiary and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at June 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$124,422	$22,924	$—	$147,346
Restricted cash	—	734	2,425	—	3,159
Accounts receivable (net of allowance for credit loss of $12.7 million )	—	205,254	9,671	—	214,925
Unbilled receivables	—	16,733	7,138	—	23,871
Investment in subsidiary	147,166	211,612	—	(358,778)	—
Prepaid expenses and other current assets	—	23,771	8,484	—	32,255
Total current assets	147,166	582,526	50,642	(358,778)	421,556
Installation and service parts, net	—	8,145	2,041	—	10,186
Property and equipment, net	—	66,319	27,989	—	94,308
Operating lease assets	—	29,512	5,150	—	34,662
Intangible assets, net	—	274,101	66,536	—	340,637
Goodwill	—	524,766	116,751	—	641,517
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	2,660	13,665	—	16,325
Total assets	$316,425	$1,488,029	$282,774	$(528,037)	$1,559,191
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$28,124	$19,279	$—	$47,403
Accrued liabilities	—	26,511	18,217	—	44,728
Payable to related party pursuant to tax receivable agreement, current portion	—	5,202	—	—	5,202
Current portion of long-term debt	—	6,500	2,910	—	9,410
Total current liabilities	—	66,337	40,406	—	106,743
Long-term debt, net of current portion	—	966,066	—	—	966,066
Operating lease liabilities, net of current portion	—	28,337	4,383	—	32,720
Payable to related party pursuant to tax receivable agreement, net of current portion	—	64,329	—	—	64,329
Private placement warrant liabilities	—	41,000	—	—	41,000
Due to affiliates	—	151,830	17,429	(169,259)	—
Asset retirement obligation	—	6,439	3,620	—	10,059
Deferred tax liabilities, net	—	15,974	4,816	—	20,790
Other long-term liabilities	—	551	508	—	1,059
Total liabilities	—	1,340,863	71,162	(169,259)	1,242,766
Total stockholders' equity	316,425	147,166	211,612	(358,778)	316,425
Total liabilities and stockholders' equity	$316,425	$1,488,029	$282,774	$(528,037)	$1,559,191

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$110,201	$6,225	$—	$116,426
Product sales	—	11,986	245	—	12,231
Total revenue	—	122,187	6,470	—	128,657
Cost of service revenue	—	521	811	—	1,332
Cost of product sales	—	6,037	107	—	6,144
Operating expenses	—	32,369	4,065	—	36,434
Selling, general and administrative expenses	—	24,261	1,968	—	26,229
Depreciation, amortization and (gain) loss on disposal of assets, net	—	25,023	1,989	—	27,012
Total costs and expenses	—	88,211	8,940	—	97,151
Income (loss) from operations	—	33,976	(2,470)	—	31,506
(Income) loss from equity investment	(3,992)	2,610	—	1,382	—
Interest expense, net	—	11,680	—	—	11,680
Change in fair value of private placement warrants	—	8,067	—	—	8,067
Tax receivable agreement liability adjustment	—	1,661	—	—	1,661
Other income, net	—	(2,809)	11	—	(2,798)
Total other expenses	(3,992)	21,209	11	1,382	18,610
Income (loss) before income taxes	3,992	12,767	(2,481)	(1,382)	12,896
Income tax provision	—	8,775	129	—	8,904
Net income (loss)	$3,992	$3,992	$(2,610)	$(1,382)	$3,992
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	351	—	351
Total comprehensive income	$3,992	$3,992	$(2,259)	$(1,382)	$4,343

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Loss

Six Months Ended June 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$197,204	$8,985	$—	$206,189
Product sales	—	12,081	245	—	12,326
Total revenue	—	209,285	9,230	—	218,515
Cost of service revenue	—	916	1,296	—	2,212
Cost of product sales	—	6,064	107	—	6,171
Operating expenses	—	60,452	6,474	—	66,926
Selling, general and administrative expenses	—	51,684	2,988	—	54,672
Depreciation, amortization and (gain) loss on disposal of assets, net	—	52,241	3,036	—	55,277
Total costs and expenses	—	171,357	13,901	—	185,258
Income (loss) from operations	—	37,928	(4,671)	—	33,257
Loss from equity investment	4,923	4,479	—	(9,402)	—
Interest expense, net	—	20,844	—	—	20,844
Change in fair value of private placement warrants	—	10,134	—	—	10,134
Tax receivable agreement liability adjustment	—	1,661	—	—	1,661
Loss on extinguishment of debt	—	5,334	—	—	5,334
Other income, net	—	(5,823)	12	—	(5,811)
Total other expenses	4,923	36,629	12	(9,402)	32,162
(Loss) income before income taxes	(4,923)	1,299	(4,683)	9,402	1,095
Income tax provision (benefit)	—	6,222	(204)	—	6,018
Net loss	$(4,923)	$(4,923)	$(4,479)	$9,402	$(4,923)
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	161	—	161
Total comprehensive loss	$(4,923)	$(4,923)	$(4,318)	$9,402	$(4,762)

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net loss	$(4,923)	$(4,923)	$(4,479)	$9,402	$(4,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	—	52,191	3,036	—	55,227
Amortization of deferred financing costs and discounts	—	2,722	—	—	2,722
Change in fair value of private placement warrants	—	10,134	—	—	10,134
Tax receivable agreement liability adjustment	—	1,661	—	—	1,661
Loss on extinguishment of debt	—	5,334	—	—	5,334
Credit loss expense	—	3,770	93	—	3,863
Deferred income taxes	—	—	(825)	—	(825)
Stock-based compensation	—	6,481	—	—	6,481
Other	—	257	—	—	257
Loss from equity investment	4,923	4,479	—	(9,402)	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(42,276)	(694)	—	(42,970)
Unbilled receivables	—	(3,281)	1,183	—	(2,098)
Prepaid expenses and other assets	—	167	(1,344)	—	(1,177)
Accounts payable and accrued liabilities	—	11,979	(7,642)	—	4,337
Due to affiliates	—	(11,731)	11,731	—	—
Other liabilities	—	445	(990)	—	(545)
Net cash provided by operating activities	—	37,409	69	—	37,478
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	—	(107,004)	—	—	(107,004)
Purchases of installation and service parts and property and equipment	—	(7,834)	(423)	—	(8,257)
Cash proceeds from the sale of assets	—	159	—	—	159
Cash contribution to subsidiary	—	(23,219)	—	23,219	—
Net cash used in investing activities	—	(137,898)	(423)	23,219	(115,102)
Cash Flows from Financing Activities:
Borrowings of long-term debt	—	996,750	—	—	996,750
Repayment of long-term debt	—	(867,268)	(14,013)	—	(881,281)
Payment of debt issuance costs	—	(6,507)	—	—	(6,507)
Payment of debt extinguishment costs	—	(1,066)	—	—	(1,066)
Proceeds from exercise of stock options	—	87	—	—	87
Capital contribution from VM Consolidated Inc.	—	—	23,219	(23,219)	—
Payment of employee tax withholding related to RSUs vesting	—	(953)	—	—	(953)
Net cash provided by financing activities	—	121,043	9,206	(23,219)	107,030
Effect of exchange rate changes on cash and cash equivalents	—	—	207	—	207
Net increase in cash, cash equivalents and restricted cash	—	20,554	9,059	—	29,613
Cash, cash equivalents and restricted cash - beginning of period	—	104,602	16,290	—	120,892
Cash, cash equivalents and restricted cash - end of period	$—	$125,156	$25,349	$—	$150,505

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2021

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$13,054	$—	$—	$13,054
Income taxes paid, net of refunds	—	4,945	50	—	4,995
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	3,358	—	—	3,358

16.Subsequent Event

On July 29, 2021, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of its outstanding shares of Class A common stock over the next twelve months. The level at which the Company repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 17, 2021, and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 17, 2021. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services to customers located throughout the world, primarily within the United States, Australia, Europe and Canada. These solutions and services include toll and violations management, automated safety solutions, title and registration, and other data-driven solutions to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, state and local government agencies (both domestic and international), school districts and violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations and safety solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Recent Events

Redflex Acquisition

On June 17, 2021, we completed the previously announced acquisition of Redflex Holdings Limited (“Redflex”), a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, United Kingdom, Europe, and Middle East regions. Redflex develops, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. We included the financial results of Redflex in the condensed consolidated financial statements from the date of acquisition, which were not material.

Pursuant to the Scheme Implementation Agreement (the “Agreement”) entered into by us and Redflex on January 21, 2021, as amended by the Deed of Amendment and Consent, dated April 30, 2021, VM Consolidated, Inc., our indirect wholly owned subsidiary, purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share resulting in consideration of A$152.5 million, or approximately US$117.9 million. See Note 3. Acquisition, for additional details on the Redflex acquisition.

Unsecured Senior Notes Offering and Refinancing

On March 26, 2021, VM Consolidated Inc., our indirect wholly owned subsidiary, completed a private offering (the “Offering”) of $350.0 million aggregate principal amount of its 5.50% Senior Notes due 2029 (the “Senior Notes”). We used the net proceeds from the Offering, together with the proceeds of the term loan incurred pursuant to an amendment and restatement agreement no. 1 (the “Restatement Agreement”) to our First Lien Term Loan Credit Agreement dated as of March 1, 2018, as amended (the “Credit Agreement”), to refinance our outstanding term loan (the “Refinancing”) and to pay fees and expenses in connection with the Offering and Refinancing. We used the remainder of the net proceeds, together with cash on hand, to pay approximately $118.0 million of cash purchase consideration for our acquisition of Redflex.

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
•

amend certain provisions dealing with interest rate replacement provisions in the case where any interest rate benchmark applicable to the loans and commitment fees in the future ceases to be available.

See Note 7. Long-term Debt for more information on interest payments, redemption options and costs incurred for the Offering and Refinancing.

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

•

Our Government Solutions segment offers photo enforcement solutions and services to its customers. Through our recent acquisition of Redflex on June 17, 2021, we expanded our current footprint in the United States and gained access to international markets. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. We implement and administer traffic safety programs for municipalities, counties, school districts and law enforcement agencies. The newly acquired international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

Segment performance is based on revenues and income (loss) from operations before depreciation, amortization, gain (loss) on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

Executive Summary

We operate under long-term contracts and have a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•

grew total revenue $22.0 million from $196.5 million for the six months ended June 30, 2020 to $218.5 million for the six months ended June 30, 2021. The increase was attributable to service revenue resulting from improved travel demand that positively impacted the rental car industry in our Commercial Services segment, and growth in both speed and red-light programs in our Government Solutions segment; and

•	generated cash flows from operations of $37.5 million and $22.5 million for the six months ended June 30, 2021 and 2020, respectively. Our cash on hand was $147.3 million as of June 30, 2021.

Primary Components of Our Operating Results

Revenues

Total revenue consists of service revenue generated by our Commercial Services and Government Solutions segments and product sales generated by the Government Solutions segment.

Service Revenue. Our Commercial Services segment generates service revenue primarily through the management and operation of tolling programs and processing violations for RACs, FMCs and other large fleet customers. These solutions are full service offerings by which we enroll plates of our customers’ vehicles and transponders with tolling authority accounts, pay tolls and violations on the customers’ behalf and, through proprietary technology, integrate with customer data to match the toll or violation to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations and our customers’ share of administration fees are netted against revenue. We also generate service revenue in our Commercial Services segment through processing titles and registrations for our customers.

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

Product Sales.  Product sales are generated by the sale of photo enforcement equipment primarily to international customers in the Government Solutions segment. These international customers along with certain domestic customers purchase this equipment, and their buying patterns vary greatly from period to period. We recognize product sales revenue when the equipment is accepted or installed.

Cost and Expenses

Cost of Service Revenue. Cost of service revenue consists of collection and other professional services provided by third parties associated with the delivery of certain ancillary services performed by both our Government Solutions and Commercial Services segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire and install photo enforcement equipment purchased by our Government Solutions customers.

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of adjustments to the liability related to the 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with our initial public offering (the “Private Placement Warrants”) from the remeasurement to fair value at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. Tax receivable agreement liability adjustment consists of adjustments made to our Tax Receivable Agreement (the “TRA”) with PE Greenlight Holdings, LLC and Greenlight Holding II Corporation due to changes in estimates.

Loss on Extinguishment of Debt.  Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards and gain or loss on foreign currency transactions.

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
	2021	2020	2021	2020	$	%
($ in thousands)		(As restated)
Service revenue	$116,426	$62,815	90.5%	78.7%	$53,611	85.3%
Product sales	12,231	16,994	9.5%	21.3%	(4,763)	(28.0)%
Total revenue	128,657	79,809	100.0%	100.0%	48,848	61.2%
Cost of service revenue	1,332	1,013	1.0%	1.3%	319	31.5%
Cost of product sales	6,144	9,060	4.8%	11.4%	(2,916)	(32.2)%
Operating expenses	36,434	26,699	28.3%	33.4%	9,735	36.5%
Selling, general and administrative expenses	26,229	20,821	20.4%	26.1%	5,408	26.0%
Depreciation, amortization and (gain) loss on disposal of assets, net	27,012	29,166	21.0%	36.5%	(2,154)	(7.4)%
Total costs and expenses	97,151	86,759	75.5%	108.7%	10,392	12.0%
Income (loss) from operations	31,506	(6,950)	24.5%	(8.7)%	38,456	553.3%
Interest expense, net	11,680	9,539	9.1%	11.9%	2,141	22.4%
Change in fair value of private placement warrants	8,067	8,334	6.3%	10.4%	(267)	(3.2)%
Tax receivable agreement liability adjustment	1,661	4,446	1.3%	5.6%	(2,785)	(62.6)%
Other income, net	(2,798)	(1,523)	(2.2)%	(1.9)%	(1,275)	83.7%
Total other expenses	18,610	20,796	14.5%	26.0%	(2,186)	(10.5)%
Income (loss) before income taxes	12,896	(27,746)	10.0%	(34.7)%	40,642	146.5%
Income tax provision (benefit)	8,904	(4,024)	6.9%	(5.0)%	12,928	321.3%
Net income (loss)	$3,992	$(23,722)	3.1%	(29.7)%	$27,714	116.8%

Service Revenue.    Service revenue increased by $53.6 million, or 85.3%, to $116.4 million for the three months ended June 30, 2021 from $62.8 million for the three months ended June 30, 2020, representing 90.5% and 78.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue
Commercial Services	$66,480	$27,272	51.7%	34.2%	$39,208	143.8%
Government Solutions	49,946	35,543	38.8%	44.5%	14,403	40.5%
Total service revenue	$116,426	$62,815	90.5%	78.7%	$53,611	85.3%

Commercial Services service revenue increased by $39.2 million, or 143.8%, from $27.3 million for the three months ended June 30, 2020 to $66.5 million for the three months ended June 30, 2021. This increase was primarily due to the increased travel demand in the RAC industry that impacted volume in the three months ended June 30, 2021 compared to the prior year which was negatively impacted by the COVID-19 pandemic.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $14.4 million to $49.9 million for the three months ended June 30, 2021 from $35.5 million in the same period in 2020. Our speed program revenue grew approximately $9.4 million during the three months ended June 30, 2021 compared to the same period in 2020, due to an increase in the total number of camera systems installed in 2020 that had a full year impact in 2021, and this trend should continue into future quarters. In addition, revenue from red-light programs increased by $3.5 million which was mainly attributable to the inclusion of Redflex operations for twelve days in June 2021 with no comparable amounts in the prior year, and general increase in travel and related vehicle traffic in 2021 compared to prior year which was negatively impacted by the COVID-19 pandemic.

We maintained an average of 5,966 active camera systems during the three months ended June 30, 2021 compared to an average of 3,293 for the three months ended June 30, 2020, excluding Redflex cameras for each respective period. The increase in active camera systems was primarily due to the expansion of speed enforcement systems with existing customers and the restart of cameras that were temporarily inactive due to COVID-19.

Product Sales.    Product sales were $12.2 million and $17.0 million for the three months ended June 30, 2021 and 2020, respectively. Product sales decreased $4.8 million due to the timing of installations for a single customer that is expanding its school zone speed program. Product sales revenue is generated from international customers and certain domestic customers in the Government Solutions segment who purchase their equipment and their buying patterns vary greatly from year to year.

Cost of Service Revenue.    Cost of service revenue increased slightly from $1.0 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021. The increase resulted from increased costs from third-party professional services associated with the delivery of certain ancillary services.

Cost of Product Sales.    Cost of product sales decreased by $2.9 million from $9.1 million in the three months ended June 30, 2020 to $6.1 million in the three months ended June 30, 2021, which was consistent with the decrease in product sales.

Operating Expenses.    Operating expenses increased by $9.7 million, or 36.5%, from $26.7 million for the three months ended June 30, 2020 to $36.4 million for the three months ended June 30, 2021. The increase was primarily attributable to increase in wages expense, recurring services, and subcontractor expenses resulting from increased operations in 2021, which were lower in the 2020 period due to the impact from the COVID-19 pandemic. The increase is partially due to the inclusion of Redflex operations for the 12 days of June 2021 with no comparable amount in prior year. Operating expenses as a percentage of total revenue decreased from 33.4% to 28.3% for the three months ended June 30, 2020 and 2021, respectively. The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Operating expenses
Commercial Services	$15,990	$10,750	12.4%	13.5%	$5,240	48.7%
Government Solutions	20,196	15,655	15.7%	19.6%	4,541	29.0%
Total operating expenses before stock-based compensation	36,186	26,405	28.1%	33.1%	9,781	37.0%
Stock-based compensation	248	294	0.2%	0.3%	(46)	(15.6)%
Total operating expenses	$36,434	$26,699	28.3%	33.4%	$9,735	36.5%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased to $26.2 million for the three months ended June 30, 2021 compared to $20.8 million for the same period in 2020. The increase is primarily due to $3.3 million of transaction costs incurred related to the Reflex acquisition, increased wages expense due to the reinstatement of employee bonus accrual in 2021, and the inclusion of Redflex operations for the 12 days of June 2021 with no comparable amounts in prior year. These increases were partially offset by a $3.9 million reduction to the credit loss expense resulting from changes in loss rate estimates based on improved economic conditions. Selling, general and administrative expenses as a percentage of total revenue decreased from 26.1% to 20.4% for the three months ended June 30, 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$9,479	$10,191	7.4%	12.8%	$(712)	(7.0)%
Government Solutions	10,119	7,150	7.8%	9.0%	2,969	41.5%
Corporate and other	3,306	503	2.6%	0.6%	2,803	557.3%
Total selling, general and administrative expenses before stock-based compensation	22,904	17,844	17.8%	22.4%	5,060	28.4%
Stock-based compensation	3,325	2,977	2.6%	3.7%	348	11.7%
Total selling, general and administrative expenses	$26,229	$20,821	20.4%	26.1%	$5,408	26.0%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.    Depreciation, amortization and (gain) loss on disposal of assets, net, decreased from $29.2 million for the three months ended June 30, 2020 to $27.0 million for the same period in 2021. The decrease was mainly due to certain trademark intangibles being fully amortized for the three months ended June 30, 2021.

Interest Expense, Net.    Interest expense, net increased by $2.2 million from $9.5 million for the three months ended June 30, 2020 to $11.7 million for the same period in 2021. This increase is primarily due to the increased borrowings as part of the debt restructuring in March 2021 in conjunction with the fixed rate on the Senior Notes which is approximately 200 basis points higher than the 2021 Term Loan interest rate during the three months ended June 30, 2021. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants.  We recorded a loss of $8.1 million and $8.3 million for the three months ended June 30, 2021 and 2020, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of remeasurement of the liability at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. We recorded $1.7 million and $4.4 million in charges for the three months ended June 30, 2021 and 2020, respectively. The TRA liability adjustment in 2021 is arising from higher estimated state tax rates due to changes in statutory rates, whereas in 2020 it is arising from higher estimated state tax rates due to a change in apportionment.

Other Income, Net.    We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $2.8 million for the three months ended June 30, 2021, compared to $1.5 million for the three months ended June 30, 2020. The increase is attributable to increased tolling activity due to travel demand that positively affected the RAC industry during the three months ended June 30, 2021.

Income Tax Provision (Benefit).    Income tax provision was $8.9 million representing an effective tax rate of 69.0% for the three months ended June 30, 2021 compared to a tax benefit of $4.0 million, representing an effective tax benefit of 14.5% for the same period in 2020. The primary driver of the effective tax rate variance is from the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants.

Net Income (Loss).    We had net income of $4.0 million for the three months ended June 30, 2021, as compared to a net loss of $23.7 million for the three months ended June 30, 2020. The $27.7 million increase in net income was primarily due to increase in revenues resulting from improved travel demand experienced by our RAC customers, and the other statement of operations activity discussed above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
	2021	2020	2021	2020	$	%
($ in thousands)		(As restated)
Service revenue	$206,189	$162,312	94.4%	82.6%	$43,877	27.0%
Product sales	12,326	34,210	5.6%	17.4%	(21,884)	(64.0)%
Total revenue	218,515	196,522	100.0%	100.0%	21,993	11.2%
Cost of service revenue	2,212	2,232	1.0%	1.1%	(20)	(0.9)%
Cost of product sales	6,171	17,750	2.8%	9.1%	(11,579)	(65.2)%
Operating expenses	66,926	58,958	30.6%	30.0%	7,968	13.5%
Selling, general and administrative expenses	54,672	46,707	25.1%	23.8%	7,965	17.1%
Depreciation, amortization and (gain) loss on disposal of assets, net	55,277	58,412	25.3%	29.7%	(3,135)	(5.4)%
Total costs and expenses	185,258	184,059	84.8%	93.7%	1,199	0.7%
Income from operations	33,257	12,463	15.2%	6.3%	20,794	166.8%
Interest expense, net	20,844	21,990	9.6%	11.2%	(1,146)	(5.2)%
Change in fair value of private placement warrants	10,134	(7,133)	4.6%	(3.6)%	17,267	242.1%
Tax receivable agreement liability adjustment	1,661	4,446	0.8%	2.2%	(2,785)	(62.6)%
Loss on extinguishment of debt	5,334	—	2.4%	—	5,334	n/a
Other income, net	(5,811)	(4,448)	(2.7)%	(2.3)%	(1,363)	30.6%
Total other expenses	32,162	14,855	14.7%	7.5%	17,307	116.5%
Income (loss) before income taxes	1,095	(2,392)	0.5%	(1.2)%	3,487	145.8%
Income tax provision (benefit)	6,018	(810)	2.8%	(0.4)%	6,828	843.0%
Net loss	$(4,923)	$(1,582)	(2.3)%	(0.8)%	$(3,341)	211.2%

Service Revenue.    Service revenue increased by $43.9 million, or 27.0%, to $206.2 million for the six months ended June 30, 2021 from $162.3 million for the six months ended June 30, 2020, representing 94.4% and 82.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue
Commercial Services	$112,169	$88,514	51.4%	45.0%	$23,655	26.7%
Government Solutions	94,020	73,798	43.0%	37.6%	20,222	27.4%
Total service revenue	$206,189	$162,312	94.4%	82.6%	$43,877	27.0%

Commercial Services service revenue increased by $23.7 million, or 26.7%, from $88.5 million for the six months ended June 30, 2020 to $112.2 million for the six months ended June 30, 2021. This increase was primarily due to the increased travel demand in the RAC industry that impacted volume in the six months ended June 30, 2021 compared to prior year which was negatively impacted by the COVID-19 pandemic. The consecutive revenue growth was approximately $20.7 million in the second quarter of 2021 compared to the first quarter of 2021.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $20.2 million to $94.0 million for the six months ended June 30, 2021 from $73.8 million in the same period in 2020. Our speed program revenue grew approximately $15.9 million during the six months ended June 30, 2021 compared to the same period in 2020, due to an increase in the total number of camera systems installed in

2020 that had a full year impact in 2021, and this trend should continue into future quarters. In addition, revenue from red-light programs increased by $3.8 million which was mainly attributable to the inclusion of Redflex operations for twelve days in June 2021 with no comparable amounts in the prior year, and general increase in travel and related vehicle traffic in 2021 compared to prior year which was negatively impacted by the COVID-19 pandemic.

We maintained an average of 5,352 active camera systems during the six months ended June 30, 2021 compared to an average of 4,147 for the six months ended June 30, 2020, excluding Redflex cameras for each respective period. The increase in active camera systems was primarily due to the expansion of speed enforcement systems with existing customers which was partially offset by 525 cameras that were temporarily inactive due to COVID-19.

Product Sales.    Product sales were $12.3 million and $34.2 million for the six months ended June 30, 2021 and 2020, respectively. Product sales decreased $21.9 million due to the timing of installations at a single customer that is expanding its school zone speed program. Product sales revenue is generated from international customers and certain domestic customers in the Government Solutions segment who purchase their equipment and their buying patterns vary greatly from year to year.

Cost of Service Revenue.    Cost of service revenue remained constant at $2.2 million for both six month periods ended June 30, 2021 and 2020. Cost of service revenue relates to costs of collection and other third-party professional services associated with the delivery of certain ancillary services performed by both of our segments.

Cost of Product Sales.    Cost of product sales decreased by $11.6 million from $17.8 million in the six months ended June 30, 2020 to $6.2 million in the six months ended June 30, 2021, which was consistent with the decrease in product sales.

Operating Expenses.    Operating expenses increased by $8.0 million, or 13.5%, from $58.9 million for the six months ended June 30, 2020 to $66.9 million for the six months ended June 30, 2021. The increase was primarily attributable to increase in wages expense, recurring services, and subcontractor expenses resulting from increased operations in 2021, which were lower in the 2020 year due to the impact from the COVID-19 pandemic. The increases in costs were partially offset by a decrease in operational equipment costs. Operating expenses as a percentage of revenue increased slightly from 30% to 30.6% for the six months ended June 30, 2020 and 2021, respectively. The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Operating expenses
Commercial Services	$30,196	$27,280	13.8%	13.9%	$2,916	10.7%
Government Solutions	36,288	31,164	16.6%	15.8%	5,124	16.4%
Total operating expenses before stock-based compensation	66,484	58,444	30.4%	29.7%	8,040	13.8%
Stock-based compensation	442	514	0.2%	0.3%	(72)	(14.0)%
Total operating expenses	$66,926	$58,958	30.6%	30.0%	$7,968	13.5%

Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased by $8.0 million to $54.7 million for the six months ended June 30, 2021 compared to $46.7 million for the same period in 2020. The increase is primarily due to $7.4 million in transaction costs incurred related to the Reflex acquisition, increased wages expense due to the reinstatement of employee bonus accrual in 2021, increased professional expenses and the inclusion of Redflex operations for the 12 days of June 2021 with no comparable amounts in prior year. These increases were partially offset by a $6.9 million reduction to the credit loss expense resulting from changes in loss rate estimates based on improved economic conditions. Selling, general and administrative expenses as a percentage of revenue increased from 23.8% to 25.1% for the six months ended June 30, 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$20,271	$23,575	9.3%	12.0%	$(3,304)	(14.0)%
Government Solutions	20,930	16,819	9.6%	8.6%	4,111	24.4%
Corporate and other	7,432	788	3.4%	0.4%	6,644	843.1%
Total selling, general and administrative expenses before stock-based compensation	48,633	41,182	22.3%	21.0%	7,451	18.1%
Stock-based compensation	6,039	5,525	2.8%	2.8%	514	9.3%
Total selling, general and administrative expenses	$54,672	$46,707	25.1%	23.8%	$7,965	17.1%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net.    Depreciation, amortization and (gain) loss on disposal of assets, net, decreased from $58.4 million for the six months ended June 30, 2020 to $55.3 million for the same period in 2021. The decrease was mainly due to certain trademark intangibles being fully amortized for four months out of the six months period ended June 30, 2021.

Interest Expense, Net.    Interest expense, net decreased by approximately $1.2 million from $22.0 million for the six months ended June 30, 2020 to $20.8 million for the same period in 2021. The decrease is primarily due to lower interest rates in 2021 compared to the same period in 2020. See “Liquidity and Capital Resources” below.

Tax Receivable Agreement Liability Adjustment. We recorded $1.7 million and $4.4 million in charges for the six months ended June 30, 2021 and 2020, respectively. The TRA liability adjustment in 2021 is arising from higher estimated state tax rates due to changes in statutory rates, whereas in 2020 it is arising from higher estimated state tax rates due to a change in apportionment.

Other Income, Net.    We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $5.8 million for the six months ended June 30, 2021, compared to $4.4 million for the six months ended June 30, 2020. The increase is attributable to increased tolling activity due to travel demand that positively affected the RAC industry during the six months ended June 30, 2021.

Income Tax Provision (Benefit).    Income tax provision was $6.0 million representing an effective tax rate of 549.6% for the six months ended June 30, 2021 compared to a tax benefit of $0.8 million, representing an effective tax benefit rate of 33.9% for the same period in 2020. The primary driver of the effective tax rate variance is from the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants.

Net Loss.    We had a net loss of $ 4.9 million for the six months ended June 30, 2021, as compared to a net loss of $1.6 million for the six months ended June 30, 2020. The increase in net loss was mainly due to other expenses incurred related to the change in the fair value of Private Placement Warrants and loss on extinguishment of debt, and the other statements of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our 2021 Term Loan, Unsecured Senior Notes and the Revolver (all of which are defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years as well as the Redflex acquisition in the current year.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2021, we had $57.0 million available for borrowing, net of letters of credit, under our Revolver.

Concentration of Credit Risk

As of June 30, 2021, the City of New York Department of Transportation (“NYCDOT”) represented 59% of total accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At June 30, 2021, the Legacy Contract had an open receivable balance of $30.8 million, of which $22.3 million had aged beyond NYCDOT’s 45-day payment terms. As of June 30, 2021, the Company has invoiced NYCDOT for $64.4 million in product revenue and $36.7 million in service revenue under the Emergency Contract, and the Emergency Contract had an open receivable balance of $96.3 million, of which $79.5 million had aged beyond NYCDOT’s 45-day payment terms. The total outstanding receivables balance has increased approximately $6 million in the second quarter of 2021 compared to the first quarter due to additional invoices under both contracts. The Company collected $28.1 million during the second quarter of 2021 related to both contracts. There is no material reserve related to open receivables as amounts are deemed collectible based on current conditions and expectations. Please also see section entitled “Risk Factors.”

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$37,478	$22,543
Net cash used in investing activities	(115,102)	(14,252)
Net cash provided by (used in) financing activities	107,030	(25,501)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $14.9 million, from $22.5 million for the six months ended June 30, 2020 to $37.5 million for the six months ended June 30, 2021. Net loss year over year increased by $3.3 million, from $1.6 million in 2020 to $4.9 million in 2021. We had increases to adjustments to net loss resulting from changes in the fair value of private placement warrants and the $5.3 million loss on extinguishment of debt, which were offset partially by the change in the TRA liability adjustment and the decrease in the credit loss expense. The major changes in operating assets and liabilities were driven by an increase in accounts payable and accrued liabilities, which was partially offset by a decrease in unbilled receivables and prepaid assets compared to the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $115.1 million and $14.3 million for the six months ended June 30, 2021 and 2020, respectively. The cash used in 2021 was primarily related to the acquisition of Redflex on June 17, 2021 by VM Consolidated, Inc. of one hundred percent of the outstanding equity of Redflex at A$0.96 per share for total consideration of A$152.5 million, or approximately US$117.9 million. The cash used in 2020 was related to purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $107.0 million and $(25.5) million for the six months ended June 30, 2021 and 2020, respectively. We had aggregate borrowings of $996.8 million during 2021 consisting of the 2021 Term Loan and Senior Notes (defined below) and repayments of $881.3 million on outstanding debt related to the 2018 and 2021 Term Loans, and debt related to Redflex subsequent to the acquisition. The 2018 Term Loan has been fully repaid in March 2021. The aggregate borrowings net of the repayments were used in part to fund the close of the Redflex acquisition discussed above. The cash used in financing activities in 2020 was mainly due to a $19.7 million mandatory prepayment of excess cash flows we made pursuant to the terms of the 2018 Term Loan, and costs associated with refinancing it in February 2020.

Long-term Debt

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated, Inc., our wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, we had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

In addition, in March 2021, VM Consolidated, Inc. issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”), due on April 15, 2029. In connection with the issuance of the Senior Notes, we incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes were used to repay in full all outstanding debt which was represented by the existing First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of June 30, 2021, the interest rate on the 2021 Term Loan was 3.4%.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year (beginning on October 15, 2021). On or after April 15, 2024, we may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2024	102.750%
2025	101.375%
2026 and thereafter	100.000%

In addition, we may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings.

We evaluated the refinancing transactions on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, we recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the six months ended June 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At June 30, 2021, the loan amount outstanding was $2.9 million and is payable within a year, and is included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and awaits approval from the SBA.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) which we entered into in fiscal year 2018 in connection with an acquisition, with a revolving commitment of up to $75 million available for loans and letters of credit. The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by other debt instruments discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At June 30, 2021, we had no outstanding borrowings on the Revolver and our availability to borrow was $57.0 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of June 30, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, the Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At June 30, 2021, we were compliant with all debt covenants. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $11.7 million and $9.5 million for the three months ended June 30, 2021 and 2020, respectively, and $20.8 million and $22.0 million for the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2021.

Critical Accounting Policies, Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Significant items subject to such estimates and assumptions include the fair values assigned to net assets acquired (including identifiable intangible assets) in business combinations, the carrying amounts of inventory, long-lived assets, goodwill, the allowance for credit loss, fair value of private placement warrant liabilities, valuation allowances on deferred tax assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Refer to our 2020 Annual Report on Form 10-K/A filed on May 17, 2021 for our critical accounting policies, estimates and judgments.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk due to the variable interest rate on the 2021 Term Loan described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $648.4 million and an interest rate of 3.4% at June 30, 2021. Based on the June 30, 2021 balance outstanding, each 1% movement in interest rates will result in an approximately $6.5 million change in annual interest expense.

We have not engaged in any hedging activities during the six months ended June 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2021 and, based on their evaluation, have concluded the controls and procedures were effective as a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A filed on May 17, 2021 for the year ended December 31, 2020 was remediated.

Changes in Internal Control Over Financial Reporting

Other than those changes related to the classification of the Private Placement Warrants, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K/A filed on May 17, 2021 for the year ended December 31, 2020, we executed our remediation plan to address the material weakness related to classification of the Company’s Private Placement Warrants as liabilities instead of as components of equity. Review procedures around the valuation and classification have been implemented and management has concluded, through testing, that these controls are operating effectively.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility Corporation (“Verra Mobility”), The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Act, and Sections 1 and 2 of the Sherman Act.  On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Act by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety. On July 29, 2021, the court issued a tentative ruling denying the motion to dismiss. The parties appeared before the court and presented oral argument on July 30, 2021 and are awaiting the court’s final ruling on the motion to dismiss. Verra Mobility believes that all of PlusPass’s claims are without merit and it intends to defend itself vigorously in this litigation should the case continue beyond the motion to dismiss stage.

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 17, 2021, includes a discussion of our risk factors. The information presented below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K/A. Except as presented below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K/A filed on May 17, 2021. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Our largest customer, NYCDOT, has outstanding receivables with us totaling $127.0 million resulting from a period of non-payment during fiscal year 2020 and the first quarter of 2021. While NYCDOT resumed payments in the second quarter of 2021, we cannot predict when this matter will be resolved, how much it may cost or the timing of their payments to us.

We provide photo enforcement and school zone enforcement services to NYCDOT, which was our largest customer by revenue in 2020 (31.3% of total revenue for the year ended December 31, 2020), under two primary contracts: a legacy contract relating to red light, bus lane, mobile speed and fixed speed photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and an emergency contract for the purchase, installation, maintenance and operation of an expanded fixed speed camera program beginning in 2020 (the “Emergency Contract”). In late 2019, we concluded that some of our system installations under the Legacy Contract did not meet New York City’s requirements related to the depth of buried electrical conduit and the color of grounding wire. We disclosed these issues to NYCDOT and in the fourth quarter of 2020 agreed to remediate the affected sites. As of May 2021, our remediation efforts were substantially complete.

In January 2021, we were separately informed that the City of New York’s Law Department (the “NYC Law Department”) was investigating matters related to our previously disclosed conduit depth issue as well as matters related to whether we unnecessarily installed new poles where existing infrastructure could have been used. We were informed in March 2021 by the NYC Law Department that it had concluded its investigation, and we reached an agreement in principle to resolve the matter for approximately $1.3 million, subject to final administrative approvals. The installation issues described above and investigated by the NYC Law Department did not have any impact on the camera operations or the overall effectiveness of the photo enforcement programs. We continue to perform work for NYCDOT under the Legacy Contract and the Emergency Contract, and in March 2021, we received an Authorization to Proceed (the “Authorization to Proceed”) with the installation of an additional 720 school zone speed cameras in 2021. We began installing the additional school zone speed cameras in April 2021 and, as of June 30, 2021, we had installed approximately 158 cameras under the Authorization to Proceed.

The Emergency Contract was registered with the NYC Comptroller’s office in May 2021. In June 2021, NYCDOT began making payments under the Emergency Contract and resumed making payments under the Legacy Contract, which prior delays had resulted in $121.0 million of total open receivables as reported in our Form 10-Q for the first quarter of 2021. In the second quarter of 2021, we received $28.1 million in payments under both contracts. Because we are continuing to install new cameras pursuant to the Authorization to Proceed and performing services related to all installed cameras, we continue to maintain an open receivable balance with NYCDOT.

As of June 30, 2021, the Legacy Contract had an open receivable balance of $30.8 million, of which $22.3 million had aged beyond NYCDOT’s 45-day payment terms. As of June 30, 2021, we had invoiced NYCDOT for $64.4 million in product revenue and $36.7 million in service revenue under the Emergency Contract, and the Emergency Contract had an open receivable balance of $96.3 million, of which $79.5 million had aged beyond NYCDOT’s 45-day payment terms. The total outstanding receivable from NYCDOT increased by approximately $6.0 million in the second quarter due to additional invoices under the Legacy Contract and the Emergency Contract. We continue to work with NYCDOT to expedite payments for the aged accounts receivables.

We cannot predict when these matters will be finally resolved, how much it may cost or the timing of the payments to us on the outstanding receivables. The failure to resolve these matters with the City of New York in a timely and effective manner could have a material adverse effect on our business, financial condition and results of operations.

We cannot guarantee that our stock repurchase program will be consummated, fully or at all, or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In August 2021, we announced that our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of our outstanding shares of Class A common stock over the next twelve months. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be amended, suspended or discontinued by our Board of Directors at any time. Although our Board of Directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time if management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or at all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
2.3	Scheme Implementation Agreement, dated as of January 21, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	January 21, 2021
2.4	Deed of Amendment and Consent, dated as of April 30, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	April 30, 2021
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.	10-Q	001-37979	10.3	May 17, 2021
10.2#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Patricia Chiodo.	10-Q	001-37979	10.4	May 17, 2021
10.3#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Rebecca Collins.	10-Q	001-37979	10.5	May 17, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: August 9, 2021	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)