Form 10-Q
period 2021-09-30
VERRA MOBILITY Corp
filed 2021-11-04
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 156,061,922 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K/A for the year ended December 31, 2020, filed on May 17, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
the impact of payment delays related to $80.8 million in outstanding receivables with the City of New York Department of Transportation (“NYCDOT”);
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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
($ in thousands except per share data)		(As restated)
Assets
Current assets:
Cash and cash equivalents	$128,247	$120,259
Restricted cash	2,945	633
Accounts receivable (net of allowance for credit loss of $14.7 million and $11.5 million at September 30, 2021 and December 31, 2020, respectively)	174,463	168,783
Unbilled receivables	27,422	14,045
Prepaid expenses and other current assets	39,054	24,317
Total current assets	372,131	328,037
Installation and service parts, net	10,596	7,944
Property and equipment, net	95,786	70,284
Operating lease assets	32,960	29,787
Intangible assets, net	317,031	342,139
Goodwill	637,739	586,435
Other non-current assets	15,673	2,699
Total assets	$1,481,916	$1,367,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$48,632	$34,509
Accrued liabilities	53,663	15,636
Payable to related party pursuant to tax receivable agreement, current portion	5,202	4,791
Current portion of long-term debt	9,433	9,104
Total current liabilities	116,930	64,040
Long-term debt, net of current portion	965,362	832,941
Operating lease liabilities, net of current portion	31,570	27,986
Payable to related party pursuant to tax receivable agreement, net of current portion	64,329	67,869
Private placement warrant liabilities	35,933	30,866
Asset retirement obligation	10,708	6,409
Deferred tax liabilities, net	12,378	21,148
Other long-term liabilities	1,040	494
Total liabilities	1,238,250	1,051,753
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	16	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	311,003	373,620
Accumulated deficit	(100,482)	(94,850)
Accumulated other comprehensive (loss) income	(3,446)	211
Total stockholders' equity	243,666	315,572
Total liabilities and stockholders' equity	$1,481,916	$1,367,325

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
($ in thousands, except per share data)		(As restated)		(As restated)
Service revenue	$141,811	$82,980	$348,000	$245,292
Product sales	20,284	13,928	32,610	48,138
Total revenue	162,095	96,908	380,610	293,430
Cost of service revenue	1,412	907	3,624	3,139
Cost of product sales	9,391	7,088	15,562	24,838
Operating expenses	48,309	26,544	115,235	85,502
Selling, general and administrative expenses	31,580	17,511	86,252	64,218
Depreciation, amortization and (gain) loss on disposal of assets, net	29,529	29,590	84,806	88,002
Total costs and expenses	120,221	81,640	305,479	265,699
Income from operations	41,874	15,268	75,131	27,731
Interest expense, net	11,637	9,578	32,481	31,568
Change in fair value of private placement warrants	(5,067)	(4,400)	5,067	(11,533)
Tax receivable agreement liability adjustment	—	—	1,661	4,446
Loss on extinguishment of debt	—	—	5,334	—
Other income, net	(3,494)	(4,982)	(9,305)	(9,430)
Total other expenses	3,076	196	35,238	15,051
Income before income taxes	38,798	15,072	39,893	12,680
Income tax provision	11,492	3,986	17,510	3,176
Net income	$27,306	$11,086	$22,383	$9,504
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(3,818)	2,467	(3,657)	(1,408)
Total comprehensive income	$23,488	$13,553	$18,726	$8,096
Net income per share:
Basic	$0.17	$0.07	$0.14	$0.06
Diluted	$0.14	$0.07	$0.14	$0.06
Weighted average shares outstanding:
Basic	159,358	161,744	161,334	161,460
Diluted	165,431	162,568	164,808	161,995

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2021
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020 (as restated)	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net loss	—	—	—	—	(8,915)	—	(8,915)
Vesting of restricted stock units ("RSUs")	91	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(857)	—	—	(857)
Stock-based compensation	—	—	—	2,908	—	—	2,908
Other comprehensive loss, net of tax	—	—	—	—	—	(190)	(190)
Balance as of March 31, 2021	162,360	16	36,575	375,671	(103,765)	21	308,518
Net income	—	—	—	—	3,992	—	3,992
Vesting of RSUs	41	—	—	—	—	—	—
Exercise of stock options	7	—	—	87	—	—	87
Payment of employee tax withholding related to RSUs vesting	—	—	—	(96)	—	—	(96)
Stock-based compensation	—	—	—	3,573	—	—	3,573
Other comprehensive gain, net of tax	—	—	—	—	—	351	351
Balance as of June 30, 2021	162,408	16	36,575	379,235	(99,773)	372	316,425
Net income	—	—	—	—	27,306	—	27,306
Share repurchase and retirement	(6,849)	—	—	(71,985)	(28,015)	—	(100,000)
Vesting of RSUs	3	—	—	—	—	—	—
Exercise of stock options	2	—	—	21	—	—	21
Adjustment to employee tax withholding related to RSUs vesting	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	3,703	—	—	3,703
Other comprehensive loss, net of tax	—	—	—	—	—	(3,818)	(3,818)
Balance as of September 30, 2021	155,564	$16	$36,575	$311,003	$(100,482)	$(3,446)	$243,666

For the Three and Nine Months Ended September 30, 2020

Balance as of December 31, 2019 (as restated)	159,150	$16	$54,862	$346,891	$(89,578)	$(2,577)	$309,614
Net income (as restated)	—	—	—	—	22,140	—	22,140
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of RSUs	42	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(327)	—	—	(327)
Stock-based compensation	—	—	—	2,768	—	—	2,768
Other comprehensive loss, net of tax	—	—	—	—	—	(3,367)	(3,367)
Balance as of March 31, 2020 (as restated)	161,692	16	36,575	367,619	(68,132)	(5,944)	330,134
Net loss (as restated)	—	—	—	—	(23,722)	—	(23,722)
Vesting of RSUs	45	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	—	3,271	—	—	3,271
Other comprehensive loss, net of tax	—	—	—	—	—	(508)	(508)
Balance as of June 30, 2020 (as restated)	161,737	16	36,575	370,865	(91,854)	(6,452)	309,150
Net income (as restated)	—	—	—	—	11,086	—	11,086
Vesting of RSUs	33	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(134)	—	—	(134)
Stock-based compensation	—	—	—	3,153	—	—	3,153
Other comprehensive income, net of tax	—	—	—	—	—	2,467	2,467
Balance as of September 30, 2020 (as restated)	161,770	$16	$36,575	$373,884	$(80,768)	$(3,985)	$325,722

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
($ in thousands)		(As restated)
Cash Flows from Operating Activities:
Net income	$22,383	$9,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,756	87,828
Amortization of deferred financing costs and discounts	3,854	3,725
Change in fair value of private placement warrants	5,067	(11,533)
Tax receivable agreement liability adjustment	1,661	4,446
Loss on extinguishment of debt	5,334	—
Credit loss expense	6,716	10,628
Deferred income taxes	(8,677)	(3,920)
Stock-based compensation	10,184	9,192
Gain from third-party insurance proceeds	—	(1,400)
Other	238	1,075
Changes in operating assets and liabilities:
Accounts receivable, net	(5,442)	(58,913)
Unbilled receivables	(5,655)	3,866
Prepaid expenses and other assets	(5,014)	8,655
Accounts payable and accrued liabilities	15,596	(15,134)
Other liabilities	(1,717)	(3,669)
Net cash provided by operating activities	129,284	44,350
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	(107,004)	—
Purchases of installation and service parts and property and equipment	(15,633)	(18,317)
Cash proceeds from the sale of assets	225	67
Net cash used in investing activities	(122,412)	(18,250)
Cash Flows from Financing Activities:
Borrowings of long-term debt	996,750	—
Repayment of long-term debt	(882,905)	(26,503)
Payment of debt issuance costs	(6,628)	(960)
Payment of debt extinguishment costs	(1,066)	—
Share repurchase and retirement	(100,000)	—
Proceeds from exercise of stock options	108	—
Payment of employee tax withholding related to RSUs vesting	(924)	(486)
Net cash provided by (used in) financing activities	5,335	(27,949)
Effect of exchange rate changes on cash and cash equivalents	(1,907)	(874)
Net increase (decrease) in cash, cash equivalents and restricted cash	10,300	(2,723)
Cash, cash equivalents and restricted cash - beginning of period	120,892	132,430
Cash, cash equivalents and restricted cash - end of period	$131,192	$129,707

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$18,803	$28,200
Income taxes paid, net of refunds	14,503	8,736
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	1,910	3,034
Additions related to asset retirement obligations, property and equipment, and other	1,314	127
Earn-out shares issued to Platinum Stockholder	—	18,287

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

Verra Mobility offers integrated technology solutions and services to commercial fleets, rental car companies, state and local governments domestically, and government agencies internationally. The Company has customers located throughout the world, primarily within the United States, Australia, Europe and Canada. The Company is organized into two operating segments: Commercial Services and Government Solutions (see Note 14. Segment Reporting).

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

The Government Solutions segment offers photo enforcement solutions and services to its customers. Through its acquisition of Redflex Holdings Limited (“Redflex”) on June 17, 2021, the Company expanded its current footprint in the United States and gained access to international markets (see Note 3. Aquisition). The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The newly acquired international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

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

The impact of the restatement was increases of $4.4 million for the three months ended September 30, 2020 and $11.5 million for the nine months ended September 30, 2020 to net income, and an increase to private placement warrant liabilities of $18.2 million as of September 30, 2020, with offsetting decreases of $20.4 million to additional paid-in capital and $2.2 million to accumulated deficit line items. There was no net cash impact to the condensed consolidated statements of cash flows.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable. Revenue from the single Government Solutions customer exceeding 10% as a percent of total revenue is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
City of New York Department of Transportation	25.5%	32.7%	25.6%	32.0%

As of September 30, 2021, the City of New York Department of Transportation (“NYCDOT”) represented 46.3% of total accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At September 30, 2021, the Legacy Contract had an open receivable balance of $16.1 million, of which $7.6 million had aged beyond NYCDOT’s 45-day payment terms. As of September 30, 2021, the Company had invoiced NYCDOT for $80.9 million in product revenue and $48.8 million in service revenue under the Emergency Contract, and the Emergency Contract had an open receivables balance of $64.8 million, of which $41.6 million had aged beyond the 45-day payment terms. The total outstanding receivables balance decreased $46.2 million at September 30, 2021 compared to the outstanding balance at June 30, 2021 as the Company collected $87.5 million during the third quarter of 2021 related to both contracts. There is no material reserve related to open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Hertz Corporation	12.9%	10.4%	13.2%	12.1%
Avis Budget Group, Inc.	13.5%	9.3%	12.8%	9.5%
Enterprise Holdings, Inc.	10.9%	13.4%	12.4%	10.9%

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit loss for the nine months ended September 30, 2021 and 2020, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$11,471
Credit loss expense	7,944	(820)	(408)	6,716
Write-offs, net of recoveries	(3,446)	(45)	(21)	(3,512)
Balance at September 30, 2021	$7,708	$3,412	$3,555	$14,675

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2020 (2)	$5,272	$1,406	$1,778	$8,456
Credit loss expense	4,063	4,180	2,385	10,628
Write-offs, net of recoveries	(7,967)	(344)	(627)	(8,938)
Balance at September 30, 2020	$1,368	$5,242	$3,536	$10,146

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

The Company adjusted down its estimate for credit loss as of September 30, 2021 for the Commercial Services (All other) segment to reflect improved economic conditions based on customer payment trends in the last 12 months. The credit loss estimate as of September 30, 2020 was based on higher probabilities of loss given the uncertainty caused by COVID-19 on the travel industry. The Commercial Services (Driver-billed) portfolio segment's credit loss estimate as of September 30, 2021 increased compared to the prior year due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19. The Commercial Services (Driver-billed) write-offs, net of recoveries decreased $4.5 million during the nine months ended September 30, 2021 compared to same period in 2020. Write-offs during the 2021 period correlate to the lower volume of administrative fees on tolls and violations recognized as revenue during 2020 while the write-offs during the 2020 period correlate to the higher volume of administrative fees on tolls and violations recognized as revenue in 2019.

The Company evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates and adjusts appropriately.

Revenue Recognition - Sale of Traffic Management Systems

Revenue from Redflex international customers in our Government Solutions segment where the Company provides equipment accompanied by systems development integration and installation services is recognized as the Company satisfies its performance obligations. The measure of progress of satisfying these performance obligations is based on the percentage-of-completion method since it best depicts the transfer of control of assets to the customer, as a single performance obligation over the contract term. Under this method, revenue is recognized based on the percentage of costs incurred (most notably material and labor) on projects at the reporting date relative to the total estimated costs for each contract. Where the contract outcome cannot be reliably measured, revenue is recognized only to the extent that costs have been incurred and are recoverable.

For the Company’s policy on revenue recognition for all other transactions with customers, refer to the 2020 Annual Report on Form 10-K/A filed on May 17, 2021.

Inventories

Inventories consist of raw materials, parts and electronic components used in the production of photo enforcement equipment sold to certain domestic and international Government Solutions customers. Inventories are stated at lower of cost or market. The Company writes down inventories to estimated market value upon evaluation of historical experience and assumptions regarding future usage, and any such write down establishes a new cost basis for the items. Inventories are presented within the prepaid and other current assets line item on the condensed consolidated balance sheets and the related footnote disclosures.

Warrants

As of September 30, 2021, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”); and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s Public Warrants meet the criteria for equity classification and accordingly, are reported as component of shareholders’ equity while the Company’s Private Placement Warrants do not meet the criteria for equity classification because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model. Shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with GAAP. As the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted income per share, if such exercise is dilutive to income per share.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the implementation of this guidance including the possibility of early adopting the standard in the fourth quarter of 2021.
3. Acquisition

Redflex Acquisition

On June 17, 2021, the Company completed the acquisition of Redflex, a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, Europe, and Middle East regions. Redflex develops, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. The Company has included the financial results of Redflex in the condensed consolidated financial statements from the date of acquisition.

Pursuant to the Scheme Implementation Agreement (the “Agreement”) entered into by the Company and Redflex on January 21, 2021, as amended by the Deed of Amendment and Consent, dated April 30, 2021, VM Consolidated, Inc., an indirect wholly owned subsidiary of the Company, purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share at consideration of A$152.5 million, or approximately US$117.9 million. Transaction costs for Redflex were $9.0 million which primarily related to professional fees and other expenses related to the acquisition, and were included within the selling, general and administrative expenses in the condensed consolidated statements of operations.

The allocation of the preliminary purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash and cash equivalents	$8,760
Restricted cash	2,163
Accounts receivable	6,870
Unbilled receivables	7,744
Property and equipment (a)	28,859
Deferred tax assets	9,192
Other assets	13,729
Trademark	900
Customer relationships	23,500
Developed technology	18,200
Total assets acquired	119,917

Liabilities assumed
Accounts payable and accrued liabilities	30,137
Deferred revenue	1,772
Long-term debt	14,014
Other long-term liabilities (a)	9,237
Total liabilities assumed	55,160
Goodwill (a)	53,170
Total purchase consideration	$117,927

(a) The Company adjusted the fair values from the initial valuation included in its financial results as of June 30, 2021 to reflect new information obtained about facts and circumstances that existed as of the Redflex acquisition date. The measurement period adjustments include a $1.3 million increase to the property and equipment line item, $0.7 million decrease to the asset retirement obligations included in the other long-term liabilities, and the offsetting decrease of $2.0 million to the goodwill line item. There was no impact to the statement of operations as a result of these adjustments.

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

Pro Forma Financial Information

The pro forma information below gives effect to the Redflex acquisition as if it had been completed on the first day of each period presented. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Redflex acquisition been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisition and does not reflect additional revenue opportunities following the acquisition of Redflex. The pro forma information includes adjustments to record the assets and liabilities associated with the Redflex acquisition at their respective preliminary fair values.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Revenue	$184,807	$115,659	$442,323	$346,148
Net income (loss)	27,672	6,515	24,983	(16,020)

The pro forma results primarily include adjustments related to amortization of intangibles, depreciation expense, interest expense and related debt extinguishment costs from the debt refinancing transactions and exclusion of acquisition-related costs and certain capitalized costs related to operating leases and developed technology.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2021	December 31, 2020
Prepaid tolls	$8,624	$9,237
Prepaid services	6,288	2,989
Deposits	6,268	3,474
Photo enforcement equipment inventory	5,702	113
Prepaid income taxes	5,278	2,354
Prepaid computer maintenance	3,596	2,732
Prepaid insurance	1,977	2,641
Other	1,321	777
Total prepaid expenses and other current assets	$39,054	$24,317

5. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government
($ in thousands)	Services	Solutions	Total
Balance at December 31, 2020	$426,689	$159,746	$586,435
Goodwill from Redflex acquisition (a)	—	53,170	53,170
Foreign currency translation adjustment	(1,412)	(454)	(1,866)
Balance at September 30, 2021	$425,277	$212,462	$637,739

(a) The Company adjusted down the initial value for goodwill of $55.2 million related to the Redflex acquisition as part of measurement period adjustments, as discussed in Note 3. Acquisition.

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2021			December 31, 2020
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.2 years	$33,043	$31,262	0.3 years	$32,223	$29,358
Non-compete agreements	1.3 years	62,563	46,841	2.0 years	62,589	37,412
Customer relationships	5.4 years	389,910	155,090	5.9 years	367,512	123,784
Developed technology	2.1 years	183,716	119,008	2.3 years	166,217	95,848
Gross carrying value of intangible assets		669,232	$352,201		628,541	$286,402
Less: accumulated amortization		(352,201)			(286,402)
Intangible assets, net		$317,031			$342,139

Amortization expense was $22.9 million and $23.6 million for the three months ended September 30, 2021 and 2020, respectively, and was $66.9 million and $70.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2021	$22,129
2022	85,404
2023	56,701
2024	46,210
2025	43,512
Thereafter	63,075
Total	$317,031

6. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2021	December 31, 2020
Income taxes payable	$16,213	$419
Accrued salaries and wages	14,119	4,432
Accrued interest payable	10,041	170
Current portion of operating lease liabilities	3,468	3,179
Restricted cash due to customers	2,945	633
Advanced deposits payable	2,832	2,922
Deferred revenue	2,010	749
Other	2,035	3,132
Total accrued liabilities	$53,663	$15,636

7. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	September 30, 2021	December 31, 2020
2021 Term Loan, due 2028	$646,750	$—
Senior Notes, due 2029	350,000	—
PPP Loan	2,933	—
2018 Term Loan	—	865,642
Less: original issue discounts	(5,788)	(3,952)
Less: unamortized deferred financing costs	(19,100)	(19,645)
Total long-term debt	974,795	842,045
Less: current portion of long-term debt	(9,433)	(9,104)
Total long-term debt, net of current portion	$965,362	$832,941

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

The net proceeds from both the 2021 Term Loan and the Senior Notes were used to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of September 30, 2021, the interest rate on the 2021 Term Loan was 3.4%.

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

The Company evaluated the refinancing transactions on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, the Company recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the nine months ended September 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At September 30, 2021, the loan amount outstanding was $2.9 million and is payable within a year, and is included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and awaits approval from the SBA.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the other debt instruments discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At September 30, 2021, the Company had no outstanding borrowings on the Revolver and the availability to borrow was $62.2 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of September 30, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At September 30, 2021, the Company was compliant with all debt covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $11.6 million and $9.6 million for the three months ended September 30, 2021 and 2020, respectively, and $32.5 million and $31.6 million for the nine months ended September 30, 2021 and 2020, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 4.1% and 3.4% at September 30, 2021 and December 31, 2020, respectively.

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

	Level in	September 30, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$627,118	$628,686	$—	$—
Senior Notes	2	344,744	352,069	—	—
2018 Term Loan	2	—	—	842,045	861,314

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	September 30, 2021	December 31, 2020
Stock price	$15.07	$13.42
Strike price	$11.50	$11.50
Volatility	44.0%	44.0%
Remaining life (in years)	2.1	2.8
Risk-free interest rate	0.29%	0.16%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$5.39	$4.63

The Company is exposed to valuation risk on its Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase to the volatility input at September 30, 2021 would increase the estimated fair value by $0.33 per unit. A 5% decrease to the volatility input at September 30, 2021 would decrease the estimate fair value by $0.32 per unit. The following summarizes the changes in the private placement warrant liabilities included in net income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
($ in thousands)		(As restated)		(As restated)
Beginning balance	$41,000	$22,600	$30,866	$29,733
Change in fair value of private placement warrants	(5,067)	(4,400)	5,067	(11,533)
Ending balance	$35,933	$18,200	$35,933	$18,200

9. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The components of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands, except per share data)		(As restated)		(As restated)
Numerator:
Net income	$27,306	$11,086	$22,383	$9,504
Denominator:
Weighted average shares - basic	159,358	161,744	161,334	161,460
Common stock equivalents	6,073	824	3,474	535
Weighted average shares - diluted	165,431	162,568	164,808	161,995
Net income per share - basic	$0.17	$0.07	$0.14	$0.06
Net income per share - diluted	$0.14	$0.07	$0.14	$0.06
Antidilutive shares excluded from diluted net income per share (1):
Contingently issuable shares (2)	5,000	5,000	5,000	5,000
Public warrants	—	13,333	—	13,333
Private placement warrants	—	6,667	6,667	6,667
Non-qualified stock options	929	668	1,075	668
Performance share units	12	115	142	115
Restricted stock units	82	431	531	347
Total antidilutive shares excluded	6,023	26,214	13,415	26,130

(1)
These amounts represent the outstanding shares as of the three and nine months ended September 30, 2021 and 2020.

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

In December 2019, COVID-19 emerged and spread throughout the world causing severe disruption to the global economy. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law after COVID-19 was declared a pandemic. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company elected to delay the employer-side of the FICA payments for the second, third and fourth quarters of 2020, which were paid on September 15, 2021.

The Company’s effective income tax rate was 29.6% and 26.4% for the three months ended September 30, 2021 and 2020, respectively, and 43.9% and 25.0% for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2020, the impact of discrete items was favorable and had a larger impact on the tax rate due to the pretax income being lower. For the nine months ended September 30, 2021, the pretax income was higher and the discrete items unfavorably affected the tax rate, in addition to the impact of the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants.

The total amount of unrecognized tax benefits increased by $0.3 million during fiscal year 2021 primarily due to prior year tax positions. As of September 30, 2021, the total amount of unrecognized tax benefits was $1.3 million, of which $0.5 million would affect our effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2021, the Company had less than $0.1 million accrued for the payment of interest and penalties.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company’s U.S. federal income tax returns remain subject to examination by tax authorities for the years 2017 to 2019. The Company’s state income tax returns are no longer subject to income tax examination by tax authorities prior to 2016; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by the State of Florida and Georgia for the years 2018 and 2019, however, no material adjustments are anticipated. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Operating expenses	$179	$183	$621	$697
Selling, general and administrative expenses	3,524	2,970	9,563	8,495
Total stock-based compensation expense	$3,703	$3,153	$10,184	$9,192

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

At September 30, 2021, the TRA liability was approximately $69.5 million of which $5.2 million was the current portion and $64.3 million was the non-current portion, both of which are included in the respective payable to related party pursuant to tax receivable agreement line items on the condensed consolidated balance sheet. The Company made a $4.8 million payment during the first quarter of 2021 related to the current portion payable as of December 31, 2020.

The Company recorded $1.7 million and $4.4 million of charges for the nine months ended September 30, 2021 and 2020, respectively. The TRA liability adjustment in 2021 is arising from higher estimated state tax rates due to changes in statutory rates, whereas in 2020 it is arising from higher estimated state tax rates due to a change in apportionment.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of September 30, 2021. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering

Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At September 30, 2021, the potential future Earn-Out Shares issuable are between zero and 5.0 million.

Platinum Stockholder Secondary Offering

On August 20, 2021, the Platinum Stockholder sold 8,000,000 shares of the Company’s Class A Common Stock in a secondary offering. On August 25, 2021, the underwriters of the secondary offering fully exercised the overallotment option granted at the time of the secondary offering to purchase an additional 1,200,000 shares of the Company’s Class A Common Stock at the secondary offering price of $14.75 per share, less underwriting discounts and commissions, from the Platinum Stockholder. The Company received no proceeds from the secondary offering or the exercise of the overallotment option. The Company incurred $0.4 million in expenses related to the secondary offering consisting of professional services fees which were included in the selling, general and administrative expenses in the condensed consolidated statements of operations. Specifically, pursuant to the Amended and Restated Registration Rights Agreement dated as of October 17, 2018, the Company was required to pay, among other things, all registration and filing fees, reasonable fees and expenses of legal counsel for the Platinum Stockholder, and road show and marketing expenses. After giving effect to the secondary offering, the exercise of the overallotment option and the sale of additional shares in connection with the Company's repurchase program (discussed below), the Platinum Stockholder held approximately 5.1% of the Company’s outstanding Class A Common Stock.

Share Repurchase and Retirement

On August 9, 2021, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of its outstanding shares of Class A Common Stock. On August 20, 2021, the Company repurchased and retired 6,849,315 shares of its Class A Common Stock from the Platinum Stockholder at a price per share of $14.60, which was equal to the price at which the underwriter exercised the overallotment option for the secondary offering discussed above. The Company paid $100 million to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from the common stock account, reducing $72.0 million in the additional paid-in-capital account using the share price when the stock was originally issued, and the remaining excess cost of $28.0 million by increasing the accumulated deficit account.

13. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million at September 30, 2021. In addition, the Company has $1.8 million of bank guarantees at September 30, 2021 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at September 30, 2021 were $39.8 million.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$77,257	$64,554	$—	$141,811
Product sales	—	20,284	—	20,284
Total revenue	77,257	84,838	—	162,095
Cost of service revenue	996	416	—	1,412
Cost of product sales	—	9,391	—	9,391
Operating expenses	17,471	30,659	—	48,130
Selling, general and administrative expenses	10,615	14,763	2,678	28,056
Other income, net	(3,138)	(356)	—	(3,494)
Segment profit (loss)	$51,313	$29,965	$(2,678)	$78,600
Segment profit (loss)	$51,313	$29,965	$(2,678)	$78,600
Depreciation and amortization	—	—	29,529	29,529
Change in fair value of private placement warrants	—	—	(5,067)	(5,067)
Stock-based compensation	—	—	3,703	3,703
Interest expense, net	—	—	11,637	11,637
Income (loss) before income taxes	$51,313	$29,965	$(42,480)	$38,798

	For the Three Months Ended September 30, 2020
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$44,153	$38,827	$—	$82,980
Product sales	—	13,928	—	13,928
Total revenue	44,153	52,755	—	96,908
Cost of service revenue	554	353	—	907
Cost of product sales	—	7,088	—	7,088
Operating expenses	11,796	14,565	—	26,361
Selling, general and administrative expenses	5,920	8,107	514	14,541
Other income, net	(4,949)	(33)	—	(4,982)
Segment profit (loss)	$30,832	$22,675	$(514)	$52,993
Segment profit (loss)	$30,832	$22,675	$(514)	$52,993
Depreciation and amortization	—	—	29,419	29,419
Loss on disposal of assets, net	11	160	—	171
Change in fair value of private placement warrants	—	—	(4,400)	(4,400)
Stock-based compensation	—	—	3,153	3,153
Interest expense, net	—	—	9,578	9,578
Income (loss) before income taxes	$30,821	$22,515	$(38,264)	$15,072

	For the Nine Months Ended September 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$189,426	$158,574	$—	$348,000
Product sales	—	32,610	—	32,610
Total revenue	189,426	191,184	—	380,610
Cost of service revenue	2,432	1,192	—	3,624
Cost of product sales	—	15,562	—	15,562
Operating expenses	47,667	66,947	—	114,614
Selling, general and administrative expenses	30,886	35,693	10,110	76,689
Other income, net	(7,802)	(1,503)	—	(9,305)
Segment profit (loss)	$116,243	$73,293	$(10,110)	$179,426
Segment profit (loss)	$116,243	$73,293	$(10,110)	$179,426
Depreciation and amortization	—	—	84,756	84,756
Loss on disposal of assets, net	—	50	—	50
Change in fair value of private placement warrants	—	—	5,067	5,067
Tax receivable agreement liability adjustment	—	—	1,661	1,661
Stock-based compensation	—	—	10,184	10,184
Interest expense, net	—	—	32,481	32,481
Loss on extinguishment of debt	—	—	5,334	5,334
Income (loss) before income taxes	$116,243	$73,243	$(149,593)	$39,893

	For the Nine Months Ended September 30, 2020
	Commercial	Government	Corporate
	Services	Solutions	and Other	Total
($ in thousands)			(As restated)	(As restated)
Service revenue	$132,667	$112,625	$—	$245,292
Product sales	—	48,138	—	48,138
Total revenue	132,667	160,763	—	293,430
Cost of service revenue	2,007	1,132	—	3,139
Cost of product sales	—	24,838	—	24,838
Operating expenses	39,076	45,729	—	84,805
Selling, general and administrative expenses	29,495	24,926	1,302	55,723
Other income, net	(9,345)	(85)	—	(9,430)
Segment profit (loss)	$71,434	$64,223	$(1,302)	$134,355
Segment profit (loss)	$71,434	$64,223	$(1,302)	$134,355
Depreciation and amortization	—	—	87,828	87,828
Loss on disposal of assets, net	16	158	—	174
Change in fair value of private placement warrants	—	—	(11,533)	(11,533)
Tax receivable agreement liability adjustment	—	—	4,446	4,446
Stock-based compensation	—	—	9,192	9,192
Interest expense, net	—	—	31,568	31,568
Income (loss) before income taxes	$71,418	$64,065	$(122,803)	$12,680

The Company primarily operates within the United States, Australia, Europe and Canada. Revenues are attributable to countries based upon the location of the customer. Revenues from international customers were $13.8 million and $3.6 million for the three months ended September 30, 2021 and 2020, respectively, and were $21.6 million and $10.4 million for the nine months ended September 30, 2021 and 2020, respectively. The Company does not disaggregate assets by segment other than certain customer equipment and vehicles related to the Government Solutions segment. Refer to Note 5, Goodwill and Intangible Assets for goodwill balances by segment.
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

The following financial information presents the condensed consolidated balance sheets as of September 30, 2021 and the related condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 for the Company, the combined guarantor subsidiary and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at September 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$102,912	$25,335	$—	$128,247
Restricted cash	—	931	2,014	—	2,945
Accounts receivable (net of allowance for credit loss of $14.7 million)	—	165,166	9,297	—	174,463
Unbilled receivables	—	17,958	9,464	—	27,422
Investment in subsidiary	74,407	203,856	—	(278,263)	—
Prepaid expenses and other current assets	—	25,884	13,170	—	39,054
Total current assets	74,407	516,707	59,280	(278,263)	372,131
Installation and service parts, net	—	8,198	2,398	—	10,596
Property and equipment, net	—	66,396	29,390	—	95,786
Operating lease assets	—	28,859	4,101	—	32,960
Intangible assets, net	—	254,216	62,815	—	317,031
Goodwill	—	524,766	112,973	—	637,739
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	2,389	13,284	—	15,673
Total assets	$243,666	$1,401,531	$284,241	$(447,522)	$1,481,916
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$31,286	$17,346	$—	$48,632
Accrued liabilities	—	40,806	12,857	—	53,663
Payable to related party pursuant to tax receivable agreement, current portion	—	5,202	—	—	5,202
Current portion of long-term debt	—	6,500	2,933	—	9,433
Total current liabilities	—	83,794	33,136	—	116,930
Long-term debt, net of current portion	—	965,362	—	—	965,362
Operating lease liabilities, net of current portion	—	27,700	3,870	—	31,570
Payable to related party pursuant to tax receivable agreement, net of current portion	—	64,329	—	—	64,329
Private placement warrant liabilities	—	35,933	—	—	35,933
Due to affiliates	—	134,566	34,693	(169,259)	—
Asset retirement obligation	—	7,799	2,909	—	10,708
Deferred tax liabilities, net	—	7,091	5,287	—	12,378
Other long-term liabilities	—	550	490	—	1,040
Total liabilities	—	1,327,124	80,385	(169,259)	1,238,250
Total stockholders' equity	243,666	74,407	203,856	(278,263)	243,666
Total liabilities and stockholders' equity	$243,666	$1,401,531	$284,241	$(447,522)	$1,481,916

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$122,285	$19,526	$—	$141,811
Product sales	—	16,689	3,595	—	20,284
Total revenue	—	138,974	23,121	—	162,095
Cost of service revenue	—	435	977	—	1,412
Cost of product sales	—	8,613	778	—	9,391
Operating expenses	—	33,437	14,872	—	48,309
Selling, general and administrative expenses	—	25,046	6,534	—	31,580
Depreciation, amortization and (gain) loss on disposal of assets, net	—	25,078	4,451	—	29,529
Total costs and expenses	—	92,609	27,612	—	120,221
Income (loss) from operations	—	46,365	(4,491)	—	41,874
(Income) loss from equity investment	(27,306)	3,937	—	23,369	—
Interest expense, net	—	11,634	3	—	11,637
Change in fair value of private placement warrants	—	(5,067)	—	—	(5,067)
Other income, net	—	(3,421)	(73)	—	(3,494)
Total other (income) expenses	(27,306)	7,083	(70)	23,369	3,076
Income (loss) before income taxes	27,306	39,282	(4,421)	(23,369)	38,798
Income tax provision (benefit)	—	11,976	(484)	—	11,492
Net income (loss)	$27,306	$27,306	$(3,937)	$(23,369)	$27,306
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(3,818)	—	(3,818)
Total comprehensive income (loss)	$27,306	$27,306	$(7,755)	$(23,369)	$23,488

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$319,489	$28,511	$—	$348,000
Product sales	—	28,770	3,840	—	32,610
Total revenue	—	348,259	32,351	—	380,610
Cost of service revenue	—	1,351	2,273	—	3,624
Cost of product sales	—	14,677	885	—	15,562
Operating expenses	—	93,889	21,346	—	115,235
Selling, general and administrative expenses	—	76,730	9,522	—	86,252
Depreciation, amortization and (gain) loss on disposal of assets, net	—	77,319	7,487	—	84,806
Total costs and expenses	—	263,966	41,513	—	305,479
Income (loss) from operations	—	84,293	(9,162)	—	75,131
(Income) loss from equity investment	(22,383)	8,416	—	13,967	—
Interest expense, net	—	32,478	3	—	32,481
Change in fair value of private placement warrants	—	5,067	—	—	5,067
Tax receivable agreement liability adjustment	—	1,661	—	—	1,661
Loss on extinguishment of debt	—	5,334	—	—	5,334
Other income, net	—	(9,244)	(61)	—	(9,305)
Total other (income) expenses	(22,383)	43,712	(58)	13,967	35,238
Income (loss) before income taxes	22,383	40,581	(9,104)	(13,967)	39,893
Income tax provision (benefit)	—	18,198	(688)	—	17,510
Net income (loss)	$22,383	$22,383	$(8,416)	$(13,967)	$22,383
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(3,657)	—	(3,657)
Total comprehensive income (loss)	$22,383	$22,383	$(12,073)	$(13,967)	$18,726

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$22,383	$22,383	$(8,416)	$(13,967)	$22,383
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	77,269	7,487	—	84,756
Amortization of deferred financing costs and discounts	—	3,854	—	—	3,854
Change in fair value of private placement warrants	—	5,067	—	—	5,067
Tax receivable agreement liability adjustment	—	1,661	—	—	1,661
Loss on extinguishment of debt	—	5,334	—	—	5,334
Credit loss expense	—	6,596	120	—	6,716
Deferred income taxes	—	(8,884)	207	—	(8,677)
Stock-based compensation	—	10,184	—	—	10,184
Other	—	238	—	—	238
(Income) loss from equity investment	(22,383)	8,416	—	13,967	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(5,013)	(429)	—	(5,442)
Unbilled receivables	—	(4,506)	(1,149)	—	(5,655)
Prepaid expenses and other assets	—	(345)	(4,669)	—	(5,014)
Accounts payable and accrued liabilities	—	30,106	(14,510)	—	15,596
Due to affiliates	—	(28,997)	28,997	—	—
Other liabilities	—	(195)	(1,522)	—	(1,717)
Net cash provided by operating activities	—	123,168	6,116	—	129,284
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	—	(107,004)	—	—	(107,004)
Purchases of installation and service parts and property and equipment	—	(13,277)	(2,356)	—	(15,633)
Cash proceeds from the sale of assets	—	225	—	—	225
Cash contribution to subsidiary	—	(23,219)	—	23,219	—
Net cash used in investing activities	—	(143,275)	(2,356)	23,219	(122,412)
Cash Flows from Financing Activities:
Borrowings of long-term debt	—	996,750	—	—	996,750
Repayment of long-term debt	—	(868,892)	(14,013)	—	(882,905)
Payment of debt issuance costs	—	(6,628)	—	—	(6,628)
Payment of debt extinguishment costs	—	(1,066)	—	—	(1,066)
Share repurchase and retirement	—	(100,000)	—	—	(100,000)
Proceeds from exercise of stock options	—	108	—	—	108
Capital contribution from VM Consolidated Inc.	—	—	23,219	(23,219)	—
Payment of employee tax withholding related to RSUs vesting	—	(924)	—	—	(924)
Net cash provided by financing activities	—	19,348	9,206	(23,219)	5,335
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,907)	—	(1,907)
Net (decrease) increase in cash, cash equivalents and restricted cash	—	(759)	11,059	—	10,300
Cash, cash equivalents and restricted cash - beginning of period	—	104,602	16,290	—	120,892
Cash, cash equivalents and restricted cash - end of period	$—	$103,843	$27,349	$—	$131,192

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2021

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	VM Consolidated Inc. (Guarantor Subsidiary)	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$18,803	$—	$—	$18,803
Income taxes paid, net of refunds	—	14,429	74	—	14,503
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	1,910	—	—	1,910
Additions related to asset retirement obligations, property and equipment, and other	—	1,314	—	—	1,314

16. Subsequent Event

T2 Systems Acquisition

On November 1, 2021, VM Consolidated, Inc., the Company's indirect wholly owned subsidiary (“VM Consolidated”), Project Titan Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of VM Consolidated, T2 Systems Parent Corporation, a Delaware corporation (“T2 Systems”), and Thoma Bravo Discover Fund, L.P., a Delaware limited partnership, solely in its capacity as representative, entered into an Agreement and Plan of Merger (the “T2 Merger Agreement”). Upon the terms and subject to the conditions set forth in the T2 Merger Agreement, Merger Sub will merge with and into T2 Systems (the “Merger”), with T2 Systems surviving the Merger as an indirect wholly owned subsidiary of the Company. At the closing of the Merger (the “Closing”), VM Consolidated will pay a purchase price of $347.0 million on a cash-free, debt-free basis, subject to certain customary purchase price adjustments. The purchase price paid by VM Consolidated in the Merger could be increased by the costs of an impending asset acquisition by T2 Systems, Inc., an indirect wholly owned subsidiary of T2 Systems, which costs include a $9.0 million purchase price and the assumption of liabilities in the form of obligations assumed under contracts assigned to T2 Systems, Inc.

The obligation of the parties to consummate the Merger is subject to the satisfaction or waiver of customary closing conditions set forth in the T2 Merger Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, required stockholder approval and the accuracy of the other party’s representations and warranties and the performance, in all material respects, by the other party of its obligations under the T2 Merger Agreement. The T2 Merger Agreement includes certain termination rights of both VM Consolidated and T2 Systems, including providing that either party, subject to certain exceptions and limitations, may terminate the T2 Merger Agreement if the Merger is not consummated by January 14, 2022. The Closing is expected to take place in the fourth quarter of 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 17, 2021, and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed on May 17, 2021. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Recent Events

T2 Systems Acquisition

On November 1, 2021, VM Consolidated, Inc., our indirect wholly owned subsidiary (“VM Consolidated”), Project Titan Merger Sub, Inc. (“Merger Sub”), a wholly owned subsidiary of VM Consolidated, T2 Systems Parent Corporation, a Delaware corporation (“T2 Systems”), and Thoma Bravo Discover Fund, L.P., a Delaware limited partnership, solely in its capacity as representative, entered into an Agreement and Plan of Merger (the “T2 Merger Agreement”). Upon the terms and subject to the conditions set forth in the T2 Merger Agreement, Merger Sub will merge with and into T2 Systems (the “Merger”), with T2 Systems surviving the Merger as an indirect wholly owned subsidiary of the Company. At the closing of the Merger (the “Closing”), VM Consolidated will pay a purchase price of $347.0 million on a cash-free, debt-free basis, subject to certain customary purchase price adjustments. The purchase price paid by VM Consolidated in the Merger could be increased by the costs of an impending asset acquisition by T2 Systems, Inc., an indirect wholly owned subsidiary of T2 Systems, which costs include a $9.0 million purchase price and the assumption of liabilities in the form of obligations assumed under contracts assigned to T2 Systems, Inc.

The obligation of the parties to consummate the Merger is subject to the satisfaction or waiver of customary closing conditions set forth in the T2 Merger Agreement, including the expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, required stockholder approval and the accuracy of the other party’s representations and warranties and the performance, in all material respects, by the other party of its obligations under the T2 Merger Agreement. The T2 Merger Agreement includes certain termination rights of both VM Consolidated and T2 Systems, including providing that either party, subject to certain exceptions and limitations, may terminate the T2 Merger Agreement if the Merger is not consummated by January 14, 2022. The Closing is expected to take place in the fourth quarter of 2021.

Share Repurchase and Retirement

On August 9, 2021, we announced that our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of our outstanding shares of Class A Common Stock. On August 20, 2021, we repurchased and retired 6,849,315 shares of our Class A Common Stock from the Platinum Stockholder at a price per share of $14.60, which was equal to the price at which the underwriter exercised the overallotment option for the secondary offering. We paid $100 million to fund the share repurchase using existing cash on hand. See Note 12. Related Party Transactions, for additional details on the secondary offering by the Platinum Stockholder.

Redflex Acquisition

On June 17, 2021, we completed the acquisition of Redflex Holdings Limited (“Redflex”), a public company limited by shares, incorporated in Australia and listed on the Australian Securities Exchange. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, Europe, and Middle East regions. Redflex develops, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. We included the financial results of Redflex in the condensed consolidated financial statements from the date of acquisition.

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
•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. Through our acquisition of Redflex, we expanded our current footprint in the United States and gained access to international markets. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. We implement and administer traffic safety programs for municipalities, counties, school districts and law enforcement agencies. The international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

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

Executive Summary

We operate under long-term contracts and have a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•
grew total revenue by $87.2 million from $293.4 million for the nine months ended September 30, 2020 to $380.6 million for the nine months ended September 30, 2021. Redflex contributed $22.8 million to the revenue growth, and the remaining increase was due to service revenue resulting from improved travel demand that positively impacted the rental car industry in our Commercial Services segment, and growth in both speed and red-light programs in our Government Solutions segment; and
•
generated cash flows from operations of $129.3 million and $44.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in cash flows from operations was due largely to improved cash collections, specifically from NYCDOT, coupled with improved operating performance. Our cash on hand was $128.2 million as of September 30, 2021.

Primary Components of Our Operating Results

Revenue

Total revenue consists of service revenue generated by our Commercial Services and Government Solutions segments and product sales generated by the Government Solutions segment.

Service Revenue. Our Commercial Services segment generates service revenue primarily through the management and operation of tolling programs and processing violations for RACs, FMCs and other large fleet customers. These solutions are full service offerings by which we enroll the license plates of our customers’ vehicles and transponders with tolling authority accounts, pay tolls and violations on the customers’ behalf and, through proprietary technology, integrate with customer data to match the toll or violation to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations and our customers’ share of administration fees are netted against revenue. We also generate service revenue in our Commercial Services segment through processing titles and registrations for our customers.

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

Product Sales. Product sales are generated by the sale of photo enforcement equipment to certain customers in the Government Solutions segment whose buying patterns vary greatly from period to period. We recognize product sales revenue when the equipment is accepted or installed.

Costs and Expenses

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of adjustments to the liability related to the 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with our initial public offering (the “Private Placement Warrants”) from the re-measurement to fair value at the end of each reporting period.

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

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards and gains or losses on foreign currency transactions.

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
	2021	2020	2021	2020	$	%
($ in thousands)		(As restated)
Service revenue	$141,811	$82,980	87.5%	85.6%	$58,831	70.9%
Product sales	20,284	13,928	12.5%	14.4%	6,356	45.6%
Total revenue	162,095	96,908	100.0%	100.0%	65,187	67.3%
Cost of service revenue	1,412	907	0.9%	0.9%	505	55.7%
Cost of product sales	9,391	7,088	5.8%	7.3%	2,303	32.5%
Operating expenses	48,309	26,544	29.8%	27.4%	21,765	82.0%
Selling, general and administrative expenses	31,580	17,511	19.5%	18.1%	14,069	80.3%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,529	29,590	18.2%	30.5%	(61)	(0.2)%
Total costs and expenses	120,221	81,640	74.2%	84.2%	38,581	47.3%
Income from operations	41,874	15,268	25.8%	15.8%	26,606	174.3%
Interest expense, net	11,637	9,578	7.2%	9.9%	2,059	21.5%
Change in fair value of private placement warrants	(5,067)	(4,400)	(3.1)%	(4.5)%	(667)	15.2%
Other income, net	(3,494)	(4,982)	(2.2)%	(5.1)%	1,488	(29.9)%
Total other expenses	3,076	196	1.9%	0.3%	2,880	1469.4%
Income before income taxes	38,798	15,072	23.9%	15.5%	23,726	157.4%
Income tax provision	11,492	3,986	7.1%	4.1%	7,506	188.3%
Net income	$27,306	$11,086	16.8%	11.4%	$16,220	146.3%

Service Revenue. Service revenue increased by $58.8 million, or 70.9%, to $141.8 million for the three months ended September 30, 2021 from $83.0 million for the three months ended September 30, 2020, representing 87.5% and 85.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue
Commercial Services	$77,257	$44,153	47.7%	45.5%	$33,104	75.0%
Government Solutions	64,554	38,827	39.8%	40.1%	25,727	66.3%
Total service revenue	$141,811	$82,980	87.5%	85.6%	$58,831	70.9%

Commercial Services service revenue increased by $33.1 million, or 75.0%, from $44.2 million for the three months ended September 30, 2020 to $77.3 million for the three months ended September 30, 2021. This increase was primarily due to the increased travel demand in the RAC industry that impacted volume in the three months ended September 30, 2021 compared to the prior year which was negatively impacted by the COVID-19 pandemic.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue was $64.6 million and $38.8 million for the three months ended September 30, 2021 and 2020, respectively, and it increased by $25.7 million with Redflex contributing $15.9 million during the three months ended September 30, 2021. Our speed program revenue grew approximately $13.6 million during the three months ended September 30, 2021 compared to the same period in 2020 due to the inclusion of Redflex operations for the three months ended September 30, 2021 with no comparable amounts in the prior year and an increase in the total number of camera systems installed. This trend is expected to continue into future quarters. In addition, revenue from red-light programs increased by $6.3 million which was mainly attributable to the inclusion of Redflex operations for the three months ended September 30, 2021 with no comparable amounts in the prior year, and a general increase in travel and related vehicle traffic in 2021 compared to prior year which was negatively impacted by the COVID-19 pandemic.

We maintained an average of 8,946 active camera systems during the three months ended September 30, 2021 compared to an average of 3,730 for the three months ended September 30, 2020. The increase in active camera systems was primarily due to the inclusion of Redflex camera systems with no comparable amounts in the prior year, the expansion of speed enforcement systems with existing customers, and the restart of cameras that were temporarily inactive due to COVID-19.

Product Sales. Product sales were $20.3 million and $13.9 million for the three months ended September 30, 2021 and 2020, respectively. Product sales increased $6.4 million due to the inclusion of Redflex camera systems with no comparable amounts in the prior year and installations for a single customer that is expanding its school zone speed program. Product sales revenue is generated from international customers and certain domestic customers in the Government Solutions segment who purchase their equipment and their buying patterns vary greatly from year to year.

Cost of Service Revenue. Cost of service revenue increased from $0.9 million for the three months ended September 30, 2020 to $1.4 million for the three months ended September 30, 2021. The $0.5 million increase resulted from increased costs from third-party professional services associated with the delivery of certain ancillary services.

Cost of Product Sales. Cost of product sales increased by $2.3 million from $7.1 million in the three months ended September 30, 2020 to $9.4 million in the three months ended September 30, 2021, which was consistent with the increase in product sales.

Operating Expenses. Operating expenses increased by $21.8 million, or 82%, from $26.5 million for the three months ended September 30, 2020 to $48.3 million for the three months ended September 30, 2021. The increase was primarily attributable to increase in wages expense, recurring services, and subcontractor expenses resulting from increased operations in 2021, which were lower in the 2020 period due to the impact from the COVID-19 pandemic. The increase was also driven by the inclusion of Redflex operations for the three months ended September 30, 2021 with no comparable amounts in the prior year. Operating expenses as a percentage of total revenue increased from 27.4% to 29.8% for the three months ended September 30, 2020 and 2021, respectively. The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Operating expenses
Commercial Services	$17,471	$11,796	10.8%	12.2%	$5,675	48.1%
Government Solutions	30,659	14,565	18.9%	15.0%	16,094	110.5%
Total operating expenses before stock-based compensation	48,130	26,361	29.7%	27.2%	21,769	82.6%
Stock-based compensation	179	183	0.1%	0.2%	(4)	(2.2)%
Total operating expenses	$48,309	$26,544	29.8%	27.4%	$21,765	82.0%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $31.6 million for the three months ended September 30, 2021 compared to $17.5 million for the same period in 2020. The increase is primarily due to increased wages expense, information technology and communications expense due to the inclusion of Redflex operations for the three months ended September 30, 2021 with no comparable amounts in the prior year. In addition, we had increases of $2.9 million related to the credit loss expense compared to the prior year, $2.7 million of transaction costs incurred during the quarter and an increase due to the reinstatement of employee bonus accrual in 2021. Selling, general and administrative expenses as a percentage of total revenue increased from 18.1% to 19.5% for the three months ended September 30, 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$10,615	$5,920	6.5%	6.1%	$4,695	79.3%
Government Solutions	14,763	8,107	9.1%	8.4%	6,656	82.1%
Corporate and other	2,678	514	1.7%	0.5%	2,164	421.0%
Total selling, general and administrative expenses before stock-based compensation	28,056	14,541	17.3%	15.0%	13,515	92.9%
Stock-based compensation	3,524	2,970	2.2%	3.1%	554	18.7%
Total selling, general and administrative expenses	$31,580	$17,511	19.5%	18.1%	$14,069	80.3%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, remained consistent year over year at $29.5 million and $29.6 million for the three months ended September 30, 2021 and 2020, respectively. This was mainly due to increased depreciation and amortization expense resulting from the Redflex acquisition included in the three months ended September 30, 2021 with no comparable amount in the prior year, partially offset by a decrease due to certain trademark intangibles being fully amortized for the three months ended September 30, 2021.

Interest Expense, Net. Interest expense, net increased by $2.0 million from $9.6 million for the three months ended September 30, 2020 to $11.6 million for the same period in 2021. This increase is primarily due to the increased borrowings as part of the debt restructuring in March 2021 in conjunction with the fixed rate on the Senior Notes being approximately 200 basis points higher than the rate paid for the 2021 Term Loan during the three months ended September 30, 2021. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a gain of $5.1 million and $4.4 million for the three months ended September 30, 2021 and 2020, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Other Income, Net. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $3.5 million for the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020. The decrease of $1.5 million is primarily driven by a total of $2.8 million in gains recorded in the three months ended September 30, 2020 from a settlement agreement and related insurance proceeds, which was offset by an increase in the 2021 period due to increased tolling activity as a result of COVID-19 recovery in the travel industry.

Income Tax Provision. Income tax provision was $11.5 million representing an effective tax rate of 29.6% for the three months ended September 30, 2021 compared to a tax provision of $4.0 million, representing an effective tax rate of 26.4% for the same period in 2020. The primary driver of the effective tax rate variance is from the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants.

Net Income. We had net income of $27.3 million for the three months ended September 30, 2021, as compared to a net income of $11.1 million for the three months ended September 30, 2020. The $16.2 million increase in net income was primarily due to increases in both service revenue and product sales, and the other statement of operations activity discussed above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
	2021	2020	2021	2020	$	%
($ in thousands)		(As restated)
Service revenue	$348,000	$245,292	91.4%	83.6%	$102,708	41.9%
Product sales	32,610	48,138	8.6%	16.4%	(15,528)	(32.3)%
Total revenue	380,610	293,430	100.0%	100.0%	87,180	29.7%
Cost of service revenue	3,624	3,139	1.0%	1.1%	485	15.5%
Cost of product sales	15,562	24,838	4.1%	8.4%	(9,276)	(37.3)%
Operating expenses	115,235	85,502	30.3%	29.1%	29,733	34.8%
Selling, general and administrative expenses	86,252	64,218	22.6%	21.9%	22,034	34.3%
Depreciation, amortization and (gain) loss on disposal of assets, net	84,806	88,002	22.3%	30.0%	(3,196)	(3.6)%
Total costs and expenses	305,479	265,699	80.3%	90.5%	39,780	15.0%
Income from operations	75,131	27,731	19.7%	9.5%	47,400	170.9%
Interest expense, net	32,481	31,568	8.5%	10.8%	913	2.9%
Change in fair value of private placement warrants	5,067	(11,533)	1.3%	(3.9)%	16,600	143.9%
Tax receivable agreement liability adjustment	1,661	4,446	0.4%	1.5%	(2,785)	(62.6)%
Loss on extinguishment of debt	5,334	—	1.4%	—	5,334	n/a
Other income, net	(9,305)	(9,430)	(2.4)%	(3.2)%	125	(1.3)%
Total other expenses	35,238	15,051	9.2%	5.2%	20,187	134.1%
Income before income taxes	39,893	12,680	10.5%	4.3%	27,213	214.6%
Income tax provision	17,510	3,176	4.6%	1.1%	14,334	451.3%
Net income	$22,383	$9,504	5.9%	3.2%	$12,879	135.5%

Service Revenue. Service revenue increased by $102.7 million, or 41.9%, to $348.0 million for the nine months ended September 30, 2021 from $245.3 million for the nine months ended September 30, 2020, representing 91.4% and 83.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue
Commercial Services	$189,426	$132,667	49.8%	45.2%	$56,759	42.8%
Government Solutions	158,574	112,625	41.6%	38.4%	45,949	40.8%
Total service revenue	$348,000	$245,292	91.4%	83.6%	$102,708	41.9%

Commercial Services service revenue increased by $56.8 million, or 42.8%, from $132.7 million for the nine months ended September 30, 2020 to $189.4 million for the nine months ended September 30, 2021. This increase was primarily due to the increased travel demand in the RAC industry that impacted volume in the nine months ended September 30, 2021 compared to the prior year which was negatively impacted by the COVID-19 pandemic. In addition, the consecutive revenue growth was approximately $10.8 million in the third quarter of 2021 compared to the second quarter of 2021 partially due to seasonality in the RAC industry from leisure travel in the summer months.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue was $158.6 million and $112.6 million for the nine months ended September 30, 2021 and 2020, respectively, and it increased by $45.9 million with Redflex contributing $19.0 million during the nine months ended September 30, 2021. Our speed program revenue grew approximately $29.6 million during the nine months ended September 30, 2021 compared to the same period in 2020 due to the inclusion of Redflex operations for approximately one hundred days in the 2021 period with no comparable amounts in the prior year and an increase in the total number of camera systems installed. This trend is expected to continue into future quarters. In addition, revenue from red-light programs increased by $10.2 million which was mainly attributable to the inclusion of Redflex operations for approximately one hundred days in the 2021 period with no comparable amounts in the prior year and the general increase in travel and related vehicle traffic in 2021 compared to prior year which was negatively impacted by the COVID-19 pandemic.

We maintained an average of 6,550 active camera systems during the nine months ended September 30, 2021 compared to an average of 4,008 for the nine months ended September 30, 2020. The increase in active camera systems was primarily due to the inclusion of Redflex camera systems with no comparable amounts in the prior year, the expansion of speed enforcement systems with existing customers, and the restart of cameras that were temporarily inactive due to COVID-19.

Product Sales. Product sales were $32.6 million and $48.1 million for the nine months ended September 30, 2021 and 2020, respectively. Product sales decreased $15.5 million mainly due to the timing of installations at a single customer that is expanding its school zone speed program, offset by an increase due to the inclusion of Redflex product sales for approximately one hundred days in the 2021 period with no comparable amounts in the prior year. Product sales revenue is generated from international customers and certain domestic customers in the Government Solutions segment who purchase their equipment and their buying patterns vary greatly from year to year.

Cost of Service Revenue. Cost of service revenue increased from $3.1 million for the nine months ended September 30, 2020 to $3.6 million for the nine months ended September 30, 2021. The $0.5 million increase resulted from increased costs from third-party professional services associated with the delivery of certain ancillary services.

Cost of Product Sales. Cost of product sales decreased by $9.3 million from $24.8 million in the nine months ended September 30, 2020 to $15.6 million in the nine months ended September 30, 2021, which was consistent with the decrease in product sales.

Operating Expenses. Operating expenses increased by $29.7 million, or 34.8%, from $85.5 million for the nine months ended September 30, 2020 to $115.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to increase in wages expense, recurring services, and subcontractor expenses resulting from increased operations in 2021, which were lower in the 2020 year due to the impact from the COVID-19 pandemic. The increase was also driven by the inclusion of Redflex operations for approximately one hundred days in 2021 with no comparable amounts in the prior year. Operating expenses as a percentage of total revenue increased from 29.1% to 30.3% for the nine months ended September 30, 2020 and 2021, respectively. The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Operating expenses
Commercial Services	$47,667	$39,076	12.5%	13.3%	$8,591	22.0%
Government Solutions	66,947	45,729	17.6%	15.6%	21,218	46.4%
Total operating expenses before stock-based compensation	114,614	84,805	30.1%	28.9%	29,809	35.2%
Stock-based compensation	621	697	0.2%	0.2%	(76)	(10.9)%
Total operating expenses	$115,235	$85,502	30.3%	29.1%	$29,733	34.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22.0 million to $86.3 million for the nine months ended September 30, 2021 compared to $64.2 million for the same period in 2020. The increase is primarily due to $10.1 million in transaction costs incurred related to the Reflex acquisition and other deal costs, increased wages expense due to the reinstatement of employee bonus accrual in 2021, and increased wages, information technology and other related professional expenses from the inclusion of Redflex operations for approximately one hundred days in 2021 with no comparable amounts in prior year. These increases were partially offset by a $3.9 million reduction to the credit loss expense resulting from changes in loss rate estimates based on improved economic conditions. Selling, general and administrative expenses as a percentage of revenue increased from 21.9% to 22.6% for the nine months ended September 30, 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$30,886	$29,495	8.1%	10.1%	$1,391	4.7%
Government Solutions	35,693	24,926	9.4%	8.5%	10,767	43.2%
Corporate and other	10,110	1,302	2.6%	0.4%	8,808	676.5%
Total selling, general and administrative expenses before stock-based compensation	76,689	55,723	20.1%	19.0%	20,966	37.6%
Stock-based compensation	9,563	8,495	2.5%	2.9%	1,068	12.6%
Total selling, general and administrative expenses	$86,252	$64,218	22.6%	21.9%	$22,034	34.3%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased from $88.0 million for the nine months ended September 30, 2020 to $84.8 million for the same period in 2021. The decrease was mainly due to certain trademark intangibles being fully amortized for seven months out of the nine months period ended September 30, 2021, offset by increased depreciation and amortization expense resulting from the Redflex acquisition in 2021 with no comparable amounts in the prior year.

Interest Expense, Net. Interest expense, net increased by $0.9 million from $31.6 million for the nine months ended September 30, 2020 to $32.5 million for the same period in 2021. This increase is primarily due to increased borrowings as part of the debt restructuring in March 2021, partially offset by lower interest rates in 2021 on our variable-rate debt compared to the same period in 2020. See “Liquidity and Capital Resources” below.

Tax Receivable Agreement Liability Adjustment. We recorded $1.7 million and $4.4 million in charges for the nine months ended September 30, 2021 and 2020, respectively. The TRA liability adjustment in 2021 is arising from higher estimated state tax rates due to changes in statutory rates, whereas in 2020 it is arising from higher estimated state tax rates due to a change in apportionment.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $5.3 million during the nine months ended September 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan discussed below.

Other Income, Net. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $9.3 million for the nine months ended September 30, 2021, compared to $9.4 million for the nine months ended September 30, 2020. The slight decrease is primarily driven by a total of $2.8 million in gains recorded in the nine months ended September 30, 2020 from a settlement agreement and related insurance proceeds, which was offset by an increase in the 2021 period due to increased tolling activity as a result of COVID-19 recovery in the travel industry.

Income Tax Provision. Income tax provision was $17.5 million representing an effective tax rate of 43.9% for the nine months ended September 30, 2021 compared to a tax provision of $3.2 million, representing an effective tax rate of 25% for the same period in 2020. For the nine months ended September 30, 2020, the impact of discrete items was favorable and had a larger impact on the tax rate due to the pretax income being lower. For the nine months ended September 30, 2021, the pretax income was higher and the discrete items unfavorably affected the tax rate, in addition to the impact of the Company’s permanent differences related to the mark-to-market adjustment on the private placement warrants.

Net Income. We had net income of $22.4 million for the nine months ended September 30, 2021, as compared to a net income of $9.5 million for the nine months ended September 30, 2020. The increase in net income of $12.9 million was mainly due to increase in service revenue in both of our segments, and the other statements of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and available borrowings under our 2021 Term Loan and the Revolver (both of which are defined below).

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2021, we had $62.2 million available for borrowing, net of letters of credit, under our Revolver.

Concentration of Credit Risk

As of September 30, 2021, the City of New York Department of Transportation (“NYCDOT”) represented 46.3% of total accounts receivable, net. The Company provides photo enforcement services to NYCDOT under two primary agreements, (i) a legacy contract relating to photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and (ii) an emergency contract for the purchase, installation, maintenance and operation of the expanded speed camera program beginning in 2020 (the “Emergency Contract”). At September 30, 2021, the Legacy Contract had an open receivable balance of $16.1 million, of which $7.6 million had aged beyond NYCDOT’s 45-day payment terms. As of September 30, 2021, the Company has invoiced NYCDOT for $80.9 million in product revenue and $48.8 million in service revenue under the Emergency Contract, and the Emergency Contract had an open receivable balance of $64.8 million, of which $41.6 million had aged beyond NYCDOT’s 45-day payment terms. The total outstanding receivables balance decreased $46.2 million at September 30, 2021 compared to the outstanding balance at June 30, 2021 as the Company collected $87.5 million during the third quarter of 2021 related to both contracts. There is no material reserve related to open receivables as amounts are deemed collectible based on current conditions and expectations. Please also see section entitled “Risk Factors.”

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$129,284	$44,350
Net cash used in investing activities	(122,412)	(18,250)
Net cash provided by (used in) financing activities	5,335	(27,949)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $84.9 million, from $44.4 million for the nine months ended September 30, 2020 to $129.3 million for the nine months ended September 30, 2021. Net income year over year increased by $12.9 million, from $9.5 million in 2020 to $22.4 million in 2021. Adjustments to reconcile net income to cash provided by operating activities increased $9.1 million in 2021 compared to the 2020 nine-month period and consisted primarily of a $16.6 million change in the fair value of private placement warrants and the $5.3 million loss on extinguishment of debt, which were offset partially by the decreases in depreciation and amortization, tax receivable agreement liability adjustment and the credit loss expense. The major changes in operating assets and liabilities were driven by a significant reduction in the accounts receivable balance from payments received by NYCDOT during the second and third quarters of fiscal year 2021, and an increase in accrued liabilities resulting from an increase in accrued interest and income taxes payable as of the period end. Total payments received from NYCDOT during the three and nine months ended September 30, 2021 totaled $115.7 million and

$87.5 million, respectively. The increase in accrued interest is attributable to the timing of our interest payments on the $350 million of Senior Notes that were issued in March 2021.

Cash Flows from Investing Activities

Cash used in investing activities was $122.4 million and $18.3 million for the nine months ended September 30, 2021 and 2020, respectively. The cash used in 2021 was primarily related to the acquisition of Redflex on June 17, 2021 by VM Consolidated, Inc. of one hundred percent of the outstanding equity of Redflex at A$0.96 per share for total consideration of A$152.5 million, or approximately US$117.9 million. The cash used in 2020 was related to purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $5.3 million and $(27.9) million for the nine months ended September 30, 2021 and 2020, respectively. We had aggregate borrowings of $996.8 million during 2021 consisting of the 2021 Term Loan and Senior Notes (defined below) and repayments of $882.9 million on outstanding debt related to the 2018 and 2021 Term Loans, and debt assumed as part of the Redflex acquisition that was subsequently paid. The 2018 Term Loan has been fully repaid in March 2021. The aggregate borrowings net of the repayments along with existing cash on hand were used to fund the close of the Redflex acquisition in June 2021 and the share repurchase and retirement for $100 million in August 2021 (discussed above). The cash used in financing activities in 2020 was mainly due to a $19.7 million mandatory prepayment of excess cash flows we made in the quarter ended March 31, 2020 pursuant to the terms of the 2018 Term Loan, and costs associated with refinancing it in February 2020.

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

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of September 30, 2021, the interest rate on the 2021 Term Loan was 3.4%.

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

We evaluated the refinancing transactions on a lender by lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, we recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the nine months ended September 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At September 30, 2021, the loan amount outstanding was $2.9 million and is payable within a year, and is included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and awaits approval from the SBA.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on February 28, 2023. The terms of the Revolver were not affected by the other debt instruments discussed above. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At September 30, 2021, we had no outstanding borrowings on the Revolver and our availability to borrow was $62.2 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of September 30, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, the Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At September 30, 2021, we were compliant with all debt covenants. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $11.6 million and $9.6 million for the three months ended September 30, 2021 and 2020, respectively, and $32.5 million and $31.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of September 30, 2021.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $646.8 million and an interest rate of 3.4% at September 30, 2021. Based on the September 30, 2021 balance outstanding, each 1% movement in interest rates will result in an approximately $6.5 million change in annual interest expense.

We have not engaged in any hedging activities during the nine months ended September 30, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2021 and, based on their evaluation, have concluded the controls and procedures were effective as a material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K/A filed on May 17, 2021 for the year ended December 31, 2020 was remediated during the second quarter of fiscal year 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility Corporation (“Verra Mobility”), The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Act, and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Act by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Initial discovery is underway. Verra Mobility believes that all of PlusPass’s claims are without merit and will defend itself vigorously in this litigation.

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

Our largest customer, NYCDOT, has outstanding receivables with us totaling $80.8 million resulting from a period of non-payment during fiscal year 2020 and the first quarter of 2021. While NYCDOT resumed payments in the second and third quarters of 2021, we cannot predict when this matter will be resolved, how much it may cost or the timing of their payments to us.

We provide photo enforcement and school zone enforcement services to NYCDOT, which was our largest customer by revenue in 2020 (31.3% of total revenue for the year ended December 31, 2020), under two primary contracts: a legacy contract relating to red light, bus lane, mobile speed and fixed speed photo enforcement cameras that were installed prior to fiscal year 2020 (the “Legacy Contract”), and an emergency contract for the purchase, installation, maintenance and operation of an expanded fixed speed camera program beginning in 2020 (the “Emergency Contract”). In late 2019, we concluded that some of our system installations under the Legacy Contract did not meet New York City’s requirements related to the depth of buried electrical conduit and the color of grounding wire. We disclosed these issues to NYCDOT and in the fourth quarter of 2020 agreed to remediate the affected sites. As of October 2021, remediation efforts have been completed on all accessible sites, and will be completed on the remaining sites as soon as they become accessible.

In January 2021, we were separately informed that the City of New York’s Law Department (the “NYC Law Department”) was investigating matters related to our previously disclosed conduit depth issue as well as matters related to whether we unnecessarily installed new poles where existing infrastructure could have been used. We were informed in March 2021 by the NYC Law Department that it had concluded its investigation, and we reached an agreement in principle to resolve the matter for approximately $1.3 million, subject to final administrative approvals. The installation issues described above and investigated by the NYC Law Department did not have any impact on the camera operations or the overall effectiveness of the photo enforcement programs. We continue to perform work for NYCDOT under the Legacy Contract and the Emergency Contract, and in March 2021, we received an Authorization to Proceed (the “Authorization to Proceed”) with the installation of an additional 720 school zone speed cameras in 2021. We began installing the additional school zone speed cameras in April 2021 and, as of September 30, 2021, we had installed approximately 390 cameras under the Authorization to Proceed.

The Emergency Contract was registered with the NYC Comptroller’s office in May 2021. In June 2021, NYCDOT began making payments under the Emergency Contract and resumed making payments under the Legacy Contract. The total outstanding receivables balance decreased $46.2 million at September 30, 2021 compared to the outstanding balance at June 30, 2021 as the Company collected $87.5 million during the third quarter of 2021 related to both contracts. Because we are continuing to install new cameras pursuant to the Authorization to Proceed and performing services related to all installed cameras, we continue to maintain an open receivable balance with NYCDOT.

At September 30, 2021, the Legacy Contract had an open receivable balance of $16.1 million, of which $7.6 million had aged beyond NYCDOT’s 45-day payment terms. As of September 30, 2021, the Company has invoiced NYCDOT for $80.9 million in product revenue and $48.8 million in service revenue under the Emergency Contract, and the Emergency Contract had an open receivable balance of $64.8 million, of which $41.6 million had aged beyond NYCDOT’s 45-day payment terms. We continue to work with NYCDOT to expedite payments for the aged accounts receivables.

We cannot predict when these matters will be finally resolved, how much it may cost or the timing of the payments to us on the outstanding receivables. The failure to resolve these matters with the City of New York in a timely and effective manner could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 1-31, 2021	6,849,315	$14.60	6,849,315	$—
Total	6,849,315	$14.60	6,849,315	$—

(1) On August 9, 2021, we announced that our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of Class A Common Stock. On August 20, 2021, we repurchased and retired 6,849,315 shares of Class A Common Stock from the Platinum Stockholder at a price per share of $14.60, which was equal to the price at which the underwriter exercised the overallotment option for the secondary offering discussed above. We paid $100 million to fund the share repurchase using existing cash on hand. As of September 30, 2021, zero dollars remained available for repurchase under our share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
2.3	Scheme Implementation Agreement, dated as of January 21, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	January 21, 2021
2.4	Deed of Amendment and Consent, dated as of April 30, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	April 30, 2021
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	Share Repurchase Agreement, dated as of August 18, 2021, by and between Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.1	August 20, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

VERRA MOBILITY CORPORATION

Date: November 4, 2021	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)