Form 10-K
period 2021-12-31
VERRA MOBILITY Corp
filed 2022-04-22
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2021, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $2,103,974,431 (136,888,382 shares at a closing price per share of $15.37).

As of April 20, 2022, the registrant had 156,225,265 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 24, 2022 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

PART I

Item 1. Business

Overview

We are a leading provider of smart mobility technology solutions and services throughout the United States, Australia, Europe and Canada. We provide integrated technology solutions and services which include toll and violations management, title and registration, automated safety solutions, parking enforcement and citation and other data driven solutions to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations, automated safety, and parking solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Based in Mesa, Arizona, we operate through three primary segments – Commercial Services, Government Solutions and Parking Solutions. Through our Commercial Services segment, we believe we are the market-leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in the United States and Canada. In Europe, we provide violations processing through Euro Parking Collection plc (“EPC”) and consumer tolling services through Pagatelia S.L (“Pagatelia”). Through our Government Solutions segment, we believe we are the market-leading provider of automated safety solutions to municipalities, counties, school districts and law enforcement agencies (which are collectively referred to herein as “local government agencies”), including services and technology that enable photo enforcement via road safety camera programs related to red-light, speed, school bus, and city bus lanes. Through our Parking Solutions segment, we provide end-to-end parking management solutions to universities, parking operators, healthcare facilities and municipalities in North America.

Segments

Commercial Services

Our Commercial Services segment generated approximately $260.9 million in revenue for 2021, or approximately 47.4% of our total revenue. The Commercial Services segment is the market-leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in North America and Europe. Through our established relationships with more than 50 individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing a value-added convenience for vehicle drivers and benefits to the tolling and issuing authorities. Without our toll and violations management solutions, our customers would bear the expense and administrative burden of matching tolls or violations to the responsible vehicle and driver, and then either transferring liability or paying the fee or fine directly (for which it may then need to bill the driver) – in either case within specified time periods to avoid the potential imposition of penalties. We mitigate these risks by ensuring timely payment for tolls and violations incurred by our customers’ vehicles or by performing timely transfers of liability on our customers’ behalf, and then billing and collecting from the driver as applicable. We also manage regional toll transponder installation and vehicle association, an especially critical and highly complex component for RAC and FMC customers, to ensure that the transponder (and corresponding toll transactions) are associated with the correct vehicle.

We have long-standing relationships with the three largest RACs in the United States, Avis Budget Group, Enterprise Holdings, Inc. and The Hertz Corporation, among others. We also have relationships with key European RACs and the six largest FMCs in the United States, which are Element, ARI, Enterprise Fleet Management, Wheels, LeasePlan and Donlen. We provide coverage for more than 95% of all toll roads in the United States, one toll road in Canada, and multiple toll roads in France, Ireland and Spain, processing more than 224 million toll transactions and 1.4 million traffic violations in 2021. In Europe, our customer base includes violation-issuing authorities and we offer services including identification, notification, and collection of unpaid traffic, parking, and public transportation-related violations incurred by drivers not originating in the country where the violation occurred.

Government Solutions

Our Government Solutions segment generated approximately $283.2 million in revenue for 2021, or approximately 51.4% of our total revenue. This segment works with local government agencies to help make cities and roadways safer for everyone through automated safety solutions. In the United States, we provide local government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, and city bus lanes. Our proprietary hardware and software technologies provide local government agencies the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we install, maintain, and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner. Additionally, upon law enforcement’s determination that a violation has occurred, we manage the citation mailing, billing, and other administrative tasks on behalf of many of our customers. For customers outside of the United States, we design, engineer, and maintain roadside photo enforcement technology, which is sold to local municipalities and maintained with maintenance contracts to support the technology.

We are a critical partner to local government agencies around the world, helping to facilitate and increase public safety, improve public transportation, enhance law enforcement officer safety and act as a police force multiplier by allowing law enforcement to focus on serious crimes rather than routine traffic violations. In North America, we currently have more than 9,000 red-light, speed, school bus and city bus lane road safety cameras installed across approximately 265 jurisdictions and school districts in 23 states, the District of Columbia and four provinces. On an annual basis, we process approximately 13.8 million violations on behalf of our municipality and school district customers, including New York City, Nassau County (New York), Chicago, Baltimore, New Orleans, Orange County (Florida) and Seattle. Outside of the United States, we have partnered with 15 agencies, including state governments and police departments, to provide photo enforcement programs. Our current combined international client base includes over 1,300 systems, with products including red light, fixed speed, mobile speed, point-to-point speed, railroad crossing, bus lane enforcement and weigh-in-motion solutions. In June 2021, we completed our acquisition of Redflex Holdings Limited (“Redflex”), which expanded our presence in North America, Europe and Australia.

Parking Solutions

We formed our Parking Solutions business unit after our acquisition of T2 Systems Parent Corporation (“T2 Systems”) in the fourth quarter of 2021. Our Parking Solutions segment generated $6.5 million in revenue for the post-acquisition period of December 7 to December 31, 2021. Our Parking Solutions segment is a North American leader of end-to-end commercial parking management solutions in the markets we serve. This segment serves over 2,000 customers in the university, municipal, healthcare and commercial operator markets. Our proprietary software and hardware technologies provides our customers with solutions needed to manage and monetize parking and enforcement operations. In 2021, we processed over 115,000 transactions using our various parking solutions systems. Each need requires technology solutions for parking access and revenue control, single- and multi-space pay stations, integrated physical and mobile payments, back-office parking rate management, permit issuance and management, online citation payment, event parking, occupancy, and back-office management of violations, amongst other requirements.

The Parking Solutions segment has over 2,000 customers throughout the United States and Canada. Customers include top-tier university customers, such as Arizona State University and Texas A&M University, as well as major municipalities and commercial parking operators, such as City of Houston, EasyPark Vancouver, MD Anderson Cancer Center, Reef Technologies, SP+ and Diamond Parking. In December 2021, we completed an acquisition of NuPark (“NuPark”) which expanded our presence in the United States.

The Industries in Which We Operate

Tolling

Tolling is an important feature of the United States transportation landscape, with United States tolling authorities collecting over $20 billion in toll revenues in 2020. As a result, tolling is one of the most effective and equitable ways to pay for highway infrastructure. In addition to the overall growth in tolling reflected in the U.S. Department of Transportation Federal Highway Administration’s tracking of total toll bridge, tunnel and road mileage, there is also a growing movement towards cashless and all-electronic tolling, which allows for more convenient, accurate and reliable processing and collection of toll incurrence fees and mitigates congestion on toll roads. The tolling industry is highly fragmented and complex as it is comprised of more than 50 individual tolling authorities, each operating as independent organizations with specific coverage regions and disparate technology platforms.

Commercial Fleet

Our Commercial Services customers consist of RACs, FMCs and other large fleet owners. RAC industry revenue in the United States are estimated to have grown 21% in 2021 compared to 2020, due to a partial recovery from the COVID-19 pandemic. The approximately $28 billion United States RAC industry is highly consolidated, with three companies accounting for a significant majority of United States RAC revenues in 2021. In addition to the larger nationwide RACs, smaller independent companies operate regionally throughout the United States. While the COVID-19 pandemic negatively affected RAC industry trends in fiscal 2020, the length of rentals returned to previous seasonality patterns beginning in the second half of 2020 and the RAC industry was positively impacted by increases in the average number of days vehicles were rented in 2021. The industry is also being impacted by the growth in usage cases for rental cars in urban areas and partnerships with rideshare providers to rent vehicles to their independent drivers, leading to additional rental transactions. The fleet industry in North America is primarily centered on vocational vehicles utilized for transporting people along with the tools, parts and equipment required to perform their jobs, largely insulating the industry from disruptions caused by today’s rideshare and carshare services. Management believes the European RAC market, while more fragmented than the U.S. market, is large in size.

Automated Safety

As the number of vehicle miles traveled continues to increase and cities and municipalities wrestle with the evolving challenges of managing traffic congestion, road safety and accessible transportation networks, automated enforcement solutions continue to serve as an effective tool for comprehensive safety and mobility initiatives. According to United States Department of Transportation statistics, almost 95% of people who die using U.S. transportation networks are killed on our streets, roads and highways, resulting in more than 350,000 deaths between 2011 and 2020. In 2020, the Congressional Research Service found cameras to be an effective tool for law enforcement and other agencies to reduce the number of traffic-related violations, collisions, injuries and fatalities, and the American Association of State Highway and Transportation Officials has called on states to support greater use of automated speed enforcement. New York City’s Automated Speed Enforcement Program 2014-2020 Report, noted a 72% average reduction in dangerous speeding at its fixed camera locations. Additionally, programs like Vision Zero, a collaborative campaign helping communities reach their goals of eliminating all traffic fatalities and severe injuries, across most major U.S. cities and around the world, are driving capital investment to make meaningful strides in traffic safety.

Parking

The parking industry consists of a highly fragmented mix of end customers, including universities, municipalities, private operators, healthcare providers and airports, among other industries. These customers each have different parking needs such as off-street parking, on-street parking, permits, enforcement and consumer engagement. T2 Systems has customer relationships with more than 21% of higher education institutions in its target tiers, and about 5% of municipal customers in its target tiers according to internal analysis. The broader parking market in which T2 System’s operates – North American municipalities, universities and healthcare providers – represents up to a $4 billion market according to a 2020 market estimate.

Growth Strategies

Benefit from Strong Industry Tailwinds

We believe there is significant opportunity in Commercial Services, Government Solutions and Parking Solutions as states, counties, municipalities, universities, parking operators, healthcare facilities and transportation hubs seek creative solutions to address safety initiatives, reduced tax revenues and budgets for roads and other transportation infrastructure.

In Commercial Services, we believe that as state and local governments fund a growing list of infrastructure, maintenance and construction projects, there will be an increase in the number of toll roads, including new express and high occupancy lanes in urban areas. We expect this trend will also increase utilization of dynamic tolling, which allows toll rates to fluctuate based on traffic trends and real-time congestion. In addition, over 60% of the toll roads in the United States have transitioned to cashless or all-electronic payment. These trends create significant opportunities for us to expand our market presence while developing relationships with both new and existing RACs, FMCs, consumers and tolling authorities.

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

In Parking Solutions, all market segments are focused on strategies to offset costs in reaction to downturns caused by the COVID-19 pandemic and market participants are struggling to attract and retain labor. At the same time, consumers are increasingly willing to adopt mobile solutions to simplify their transportation needs, creating market opportunities to advance self-service options. We believe that technology solutions that provide mobile-first, self-service offerings, improve operational efficiency, reduce reliance on parking-related labor, and commercial models that reduce up-front costs provide solutions for market needs and establish a long-term operating model.

Expand Platform with New Products and New and Growing End Markets

We are an industry leader in the deployment of products and services that meet the increasingly complex and continuously evolving requirements of both existing and new customers. We are continuously looking toward the future, ensuring the development of relevant solutions today that will work tomorrow. We seek to understand developing customer, consumer, and government trends that will shape tomorrow’s smart mobility experiences both in the United States and internationally, all in an effort to ensure more people around the world reach their destination safely and efficiently.

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

As state and local governments seek solutions to increase mobility and safety solutions in a challenging revenue environment, our Government Solutions business unit represents an opportunity to leverage our long-standing relationships with state and local governments in order to provide other smart mobility technology solutions, such as automatic license plate recognition, parking payment and enforcement, and new developing urban mobility technologies.

Expand Global Footprint

We believe there is significant opportunity to expand into attractive markets across Europe and beyond, and to that end, we have established our European headquarters in Amsterdam, the Netherlands, from which we have launched our RAC and FMC tolling solution business in Europe. Our European tolling business has established relationships with tolling authorities throughout Spain, Portugal, France, Italy and Ireland, through which we offer interoperable electronic tolling directly to consumers, through white-label partnerships and to RAC customers, depending on location. We also gained certification as a European Electronic Toll Service (“EETS”) provider in Spain in June 2021. EETS regulation applies to all European Union member states with current or future toll infrastructure development plans. Additionally, our European violations business can provide services in more than 20 languages and more than 10 currencies and to leverage existing connections with approximately 30 vehicle licensing authorities and over 600 toll and ticket-issuing authorities for whom we bill violators in more than 135 countries. Furthermore, in June 2021, we closed an agreement to acquire Redflex, which expanded our Government Solutions business into Australia and Europe, and enhances our existing presence in the United States and Canada.

Pursue Accretive Acquisitions

In addition to organic growth initiatives, we have significant opportunities to increase our competitive positioning and strengthen our portfolio of products and solutions through strategic acquisitions. We have demonstrated the ability to identify and execute strategic acquisitions, as we did with Redflex and T2 Systems in 2021. We constantly monitor the market for potential acquisition targets, which are evaluated based on their potential strategic impact, including growth potential, synergies, end-market development, customer relationships, technology, and cash flow. Our management team has a strong record of pursing accretive acquisitions, and, where applicable, integrating acquisitions and driving synergies, and has identified a strong pipeline for future acquisitions.

Products

Commercial Services

Toll management solutions

We provide fully outsourced toll management solutions for our RAC and FMC customers while also providing a value-added convenience for vehicle drivers via our established relationships and integrations with more than 50 individual tolling authorities throughout the United States. This comprehensive network allows RAC and FMC drivers the convenience of using cashless and all-electronic tolls. Additionally, this service helps prevent the liability and business disruption of costly toll violations incurred by vehicles owned by RAC and FMC customers and eliminates their need to manage a nationwide program internally. Our proprietary software technology and hardware allow us to effectively match a toll to the specific RAC or FMC vehicle and driver so that the toll can accurately and reliably be billed and collected on behalf of, or directly from, the RAC or FMC. Toll management solutions accounted for approximately 40% of our 2021 revenues.

Violations management solutions

Our violations management solutions process violations incurred by the drivers of RAC and FMC vehicles by working with more than 8,000 domestic violation-issuing authorities (more than 400 of which we are directly integrated with) to either pay the fine on behalf of the vehicle owner (for which we are able to bill the driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. In Europe, we specialize in the identification, notification, and collection of unpaid traffic, parking and public transport related fees, charges, and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in more than 17 European countries. Violation management solutions accounted for approximately 5% of our 2021 revenues.

Title and registration solutions

Our title and registration solutions provide RAC and FMC customers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by leveraging connections with individual departments of motor vehicles for electronic title and registration processing in 20 states. Title and registration solutions accounted for approximately 2% of our 2021 revenues.

Government Solutions

We serve as a value-add partner to local government agencies by providing photo enforcement solutions that promote traffic safety and reduce traffic violations. We work with our customers to identify problematic traffic areas and install, maintain, and manage the technology platform needed to capture images or videos of drivers committing traffic violations. Red-light cameras are placed at intersections to capture vehicles running red lights. Similarly, speed safety cameras are used to capture vehicles exceeding speed limits, either on a fixed basis or in a mobile platform, and often in school zones. School bus cameras are fixed to the side of buses to capture vehicles passing school buses with extended stop arms. Finally, bus lane cameras are designed to capture vehicles illegally driving in restricted bus lanes.

Applying rules specified by each customer, we automatically send the captured event to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Direct service revenue from red-light cameras, speed cameras, school bus cameras, and city bus lane cameras accounted for approximately 38% of our 2021 revenues. Other segment service revenue consists primarily of ancillary revenue streams, which comprised 3% of total revenue. Product sales to customers are not recurring and are dependent on our customers’ needs, and account for 10% of total revenue.

Parking Solutions

Parking Access and Revenue Control

Our Parking Access and Revenue Control (“PARCS”) technology solutions include both software and hardware offerings which work in concert to help our customers manage their gated, gateless and license plate recognition-based parking lot and parking garage needs. We have installed over 2,000 PARCS lanes to date. Our related software is the industry’s original hosted parking management software, which allows management of our customers’ PARCS solutions from a computer or mobile device.

Pay Stations

Our pay stations hardware technology has interoperability with over 50 third-party systems, as well as our PARCS and parking enforcement solutions. They are powered by a highly configurable and data driven software technology which supports the enforcement, mobile payments, and back-office and accounting needs of our customers. Our fleet of Pay Stations hardware exceeded 16,000 units at December 31, 2021.

Permits & Enforcement

Our Permits & Enforcement (“PE”) software technology solutions allow our customers to control who is parking in their facilities and when and where drivers can park using physical or virtual permits, allowing customers to control traffic and maximize their parking-related revenues. This technology also provides enforcement officers with real-time information and custom notifications on their enforcement devices. Citations management features also help to organize fine escalations and notification letters to parking violators.

Customers

We have a diverse customer base across the United States, Europe, Australia and Canada. We are a top provider of toll management solutions, violations management solutions, and title and registration solutions for nearly every major RAC and FMC provider nationwide, including the Hertz Corporation, Avis Budget Group, Enterprise Holdings, Inc., Fox Rent a Car, Sixt Rent A Car, Element, ARI, Donlen and Wheels. In addition, we provide automated safety solutions to local government agencies including New York City, Nassau County (New York), Chicago, Baltimore, New Orleans, Orange County (Florida), Seattle, Highways England, New South Wales (Australia) and the Department of Justice and Community Safety in Victoria (Australia). We also provide end-to-end parking management solutions to universities, municipalities, parking operators, healthcare facilities and transportation hubs in North America. For many of our customers, we provide more than one product or service offering, addressing the diverse and varied needs of our clients.

Competition

There is no single competitor that provides a similarly broad suite of solutions. However, in our Government Solutions segment, we face competition in certain automated safety solutions from other vendors in the areas of red-light, school bus and speed photo enforcement. In our Commercial Services segment, we face competition from both our own customers, as they may choose to invest in their own internal solutions, and vendors offering or seeking to offer new technologies or financial models, and we must continue to innovate for our offerings to remain competitive. In Parking Solutions, we face competition from a variety of segment-specific competitors in our markets in the United States and Canada.

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

Our general policy is to seek patent protection for our inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 92 U.S.- and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

Our business relies on both internally developed and externally licensed software, as well as internally, externally and co-developed hardware, to operate and provide our systems and deliver our services. We claim copyright on all internally developed software. We generally rely on common law protection for our copyrighted works. In addition, we rely on maintaining source code confidentiality to assure our market competitiveness. With respect to externally sourced software and hardware, we rely on contracts to retain our continued access for our business usage. From time to time, these agreements may expire or be subject to renegotiation.

We have approximately 195 registrations and pending applications in the United States and foreign jurisdictions for trademarks and service marks, reflecting our many products and services. These registrations and applications include our historic and acquired brands, as well as Verra Mobility. These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state and federal laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-kickback, equal employment, minimum wages and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as comparable state and local agencies, including the departments of transportation, departments of motor vehicles, and offices of inspectors general, and laws related to financial and banking regulations. Following the acquisition of EPC and Pagatelia, and in connection with our European expansion efforts, we are subject to laws, regulations and administrative practices addressing many of these same matters in Europe, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, as well as European regulations to traffic enforcement and collections and other financial and banking regulations.

As part of our business, we collect, receive, process, use, transmit, disclose, and retain information relating to identifiable individuals (“personal information”) and, therefore, are subject to various laws protecting privacy and security of personal information, including the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”), the Data Protection Act of 2018 in the United Kingdom (the “UK Data Protection Act”), the California Consumer Privacy Act (the “CCPA”) and other state privacy laws in the United States. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules. As we expand our operations in foreign countries, or as U.S. federal or state law changes, our liability exposure and the complexity and cost of compliance with data and privacy requirements, including the GDPR, the UK Data Protection Act, the CCPA and other US state privacy laws, will increase. Laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and governmental authorities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. Our foreign photo enforcement programs are also subject to regulation in the various countries in which we operate.

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

State and local regulation affects our Commercial Services segment as well, particularly with respect to tolling. Over the past few years, bills have been introduced in multiple states to limit whether and how much RACs can charge their customers for the use of a toll transponder, limit the administrative penalties and fees that can be assessed for processing tolls, and/or impose increased disclosure requirements on RACs with respect to tolling or violation processing fees. In addition, there has been an increase in interest and greater focus on RAC tolling programs from state Attorneys General related to tolling issues from a consumer protection perspective.

Our Government Solutions customers are typically local government agencies, and our operations within this segment are therefore subject to various procurement laws pertaining to gifts and entertainment, payments of commissions and contingency fees, conflicts of interest, licensing and permitting requirements and other matters. These laws are overseen by different government agencies, depending on the jurisdiction, including departments of procurements services, contracting offices and offices of inspector general. In large municipalities, many of which have their own offices of the inspector general, these laws and regulations tend to be much more detailed and impose greater restrictions.

To successfully navigate this regulatory landscape, we have a dedicated government relations team that works with state and local policymakers, often with the help of lobbyists and consultants, to track and help support favorable camera-enforcement safety and toll-related legislation. Through this network, we have a presence in most states in which our Government Solutions and Commercial Services segments do business. These lobbying activities are subject to state and local lobbying regulations and registration requirements.

In connection with the installation of photo enforcement systems, we or our customers routinely obtain permits from various state and local permitting authorities, and we monitor our compliance with the rules and regulations of the USDOT and state departments of transportation relating to matters such as training, policies and procedures. As a government contractor providing photo enforcement services directly or through subcontractors (including design, engineering, construction, installation, and maintenance) in various locations throughout the United States and internationally, we are at times required to obtain licenses regarding general contracting, performance of engineering services, performance of electrical work, performance of private investigative work and processing license plate and related personal information, and periodically receive notices from regulatory authorities regarding these matters and inquiring as to our compliance with the applicable state, local and foreign laws and regulations.

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

Human Capital Management

Our employees are critical to our success as a leading provider of smart mobility solutions. To continue producing and delivering high-quality solutions and services to our customers, and to compete and succeed in our highly competitive and rapidly evolving market, it is critical that we continue to attract, retain and develop a diverse group of talented individuals at all levels of our organization.

As of December 31, 2021, we had 1,433 employees, comprised of 1,306 full-time employees and 127 part-time employees. Of our full-time employees, 933 were located in the United States and 373 were located internationally. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our 29 employees in Staten Island, New York. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

Talent Acquisition and Development

Our success depends upon attracting, retaining and developing a diverse group of talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, contribute their own unique perspective and skill set and create long-term value for our stockholders. We have implemented purposeful hiring strategies that include opportunities for internal mobility and promotion and an employee referral program, both of which we believe will further strengthen our growing employee base and promote retention at our Company. Of the 311 positions filled in fiscal 2021, 57 were internal candidates or referred by current Verra Mobility employees. We have a multifaceted talent development framework that includes functional training, management training and targeted development problems, such as our Six Sigma training that aims to further enhance operational skills in our Government Solutions business unit. We also develop our employees through an annual performance review and assessment process that incorporates a dual-performance rating system and provides each employee with concrete, actionable feedback that will enable them to succeed at our Company.

Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with the Company’s and individual performance, and to provide a compensation package that will attract, retain, motivate and reward employees to achieve superior results. The structure of our compensation programs balances incentives for both short-term and long-term performance. In addition to cash compensation, we offer employees benefits such as health (medical, dental and vision) insurance, health savings accounts, flexible spending accounts, life insurance, accident insurance, paid time off, paid parental leave and a company-sponsored 401(k) plan, and related benefits for non-U.S. employees. For key leadership positions, we also provide compensation packages that include annual incentive bonuses and long-term equity awards.

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

Corporate Information

We were originally incorporated in Delaware on August 15, 2016, under the name “Gores Holdings II, Inc.” (“Gores”) as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, Gores consummated its initial public offering (the “IPO”), following which its shares began trading on Nasdaq. On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC (the “Platinum Stockholder”), AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores, and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In conjunction with the Business Combination we changed our name to “Verra Mobility Corporation” and became the owner, directly or indirectly, of all the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

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

Risks Related to the COVID-19 Pandemic

•
Our business and results of operations may be adversely affected by COVID-19, including emerging variant strains.

Risks Related to Our Customers, Industry and Competition

•
Our Commercial Services and Government Solutions segments have customer concentration that could have a material adverse effect on our business.
•
The COVID-19 pandemic has adversely affected our revenues from key customers in both our Commercial Services segment and our Government Solutions segment and may adversely affected our revenues in our Parking Solutions segment.
•
Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.
•
Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement or the use of third-party tolling service providers could have a material adverse effect on our business.

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
•
We are subject to laws of the United States and foreign jurisdictions relating to privacy, data security, data retention and individually identifiable information, and failure to comply with these laws, whether or not inadvertent, and changes to these laws, could have a material adverse effect on our business.

Risks Related to Human Capital Management

•
We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

Risks Related to our International Operations

•
Our international operations expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

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

Risks Related to Our Class A Common Stock, Warrants, Related Party Transactions and Organizational Documents

•
Any failure to be current in our filings with the SEC could pose significant risks to our business.

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

The COVID-19 pandemic and related government actions taken to reduce the spread of the virus have caused severe disruption to the global economy. In order to comply with certain government restrictions and safeguard our employees, we have shifted most of our workforce to remote operations and have implemented changes in our physical locations to ensure social distancing. The Omicron variant of COVID-19, which is presently thought to be the most transmissible and contagious variant of COVID-19, has caused a surge in COVID-19 cases globally. The impact of the Omicron variant, or other variants that may emerge in the future, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates, the effectiveness of COVID-19 vaccines against future variants, and the response by governmental bodies to reinstate mandated business closures, orders to “shelter in place” and travel and transportation restrictions. Additionally, we may experience labor constraints resulting from COVID-19-related quarantine measures or employee turnover due to resistance to vaccine mandates imposed by local, state or federal governments or our customers. Any labor constraints or staffing shortages suffered by us or our key suppliers could disrupt our operations, which could have a material adverse effect on our business, financial condition and results of operation.

COVID-19 may also cause us to temporarily suspend or ultimately forego strategic acquisitions, business initiatives or expansions into new markets. Also, our existing customers may seek to terminate or renegotiate their contracts with us or seek pricing concessions as a result of changes in their business needs or financial condition. The measures implemented to contain COVID-19 have had, and may continue to have, a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position.

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

We also experience customer concentration in our Government Solutions segment. The New York City Department of Transportation (“NYCDOT”) represented approximately 26.6% of our total revenues during fiscal 2021, and our contract with NYCDOT, like many other contracts, is subject to unique risks and uncertainties, including termination rights, delays in payment and audits and investigations, any of which could have a material adverse effect on our business. In the future, a small number of customers in our Government Solutions segment may continue to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has adversely affected our revenues from key customers in both our Commercial Services segment and our Government Solutions segment and may adversely affect our revenues in our Parking Solutions segment.

The COVID-19 pandemic continues to have an impact on both the RAC and FMC businesses. Travel has declined compared to pre-pandemic levels, while supply chain disruptions have impacted RACs’ and FMCs’ ability to access vehicles for their fleets. Although these headwinds continue, our customers have improved utilization of their existing fleets and have shown improvements in their business performance. The full extent and duration of COVID-19’s impact on the RAC industry and the financial health of our key RAC customers cannot be predicted at this time. If our RAC customers continue to experience adversity in their businesses or file for bankruptcy, they may delay or default on their payment commitments to us or request to modify or renegotiate pre-existing contractual commitments on terms that are less favorable to us, any of which could have a material adverse effect on our business, financial condition and results of operations.

Revenue from our customers in our Government Solutions segment also continues to be impacted by COVID 19. The switch to remote operations for large amounts of the population, and other containment measures have additionally resulted in reductions in vehicle traffic, which in turn resulted in some of our Government Solutions customers temporarily taking enforcement camera systems offline. Additionally, school closures resulting from COVID-19 have resulted in limited operations of our school bus stop arm solutions. Continued or additional measures or changes in laws or regulations, whether in the United States or abroad, that further impair the ability or desire of individuals to gather or travel due to the risk of the spreading of COVID-19, including laws or regulations banning travel or requiring the closure of schools, could have a material adverse effect on our Government Solutions segment, as well as our business, financial condition and results of operations.

Additionally, current trends toward remote work and learning environments, reduced activity in urban environments, the tendency for customers to shop and enjoy entertainment from home and a reduction in travel, may collectively reduce vehicle traffic at parking garages and parking lots and negatively impact our Parking Solutions segment. Continued or additional trends toward remote work, learning and leisure may have an adverse effect on our Parking Solutions segment, as well as our business, financial condition and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.

We enter into government contracts from time to time with customers in our Government Solutions and Parking Solutions segments that are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments to us. For example, as of December 31, 2021, NYCDOT had an open receivable balance of $63.2 million, which represented 39% of our accounts receivable, net, of which $26.0 million had aged beyond NYCDOT’s 45-day payment terms.

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

Moreover, if a government customer does not follow the requisite procurement or ordinance-specific administrative procedures, the contract may be subject to protest or voidable regardless of whether we bear any responsibility for the error. Our government contracts are subject to underlying laws and regulations related to government contractors, and often include other one-sided, customer-friendly provisions and certifications, including broad indemnification provisions and uncapped exposure or liquidated damages for certain liabilities, which can impose obligations, requirements and liabilities on us that are beyond those associated with a typical commercial arrangement.

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

Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement or the use of third-party tolling service providers could have a material adverse effect on our business.

We provide automated safety solutions to national, state and local government agencies, generating revenues through automated photo enforcement of red-light, school bus, speed limit and bus lane laws. In 2021, revenues from this segment represented approximately 51.4% of our total revenues. Therefore, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. For example, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue in the years ended December 31, 2019, 2020 and 2021 and a related impairment of assets in the year ended December 31, 2019.

Ballot initiatives, referendums, opinions of attorneys general and legal challenges can also be used to restrict the use of automated enforcement or to impose additional licensing requirements on its use. For example, the Attorneys General in the states of Arizona, Tennessee and Virginia have issued opinions that had the effect of limiting the use of these enforcement technologies or impacting the manner in which photo enforcement programs operate. Usage may also be affected if there is an unfavorable shift in political support for, or public sentiment towards, automated enforcement, or as a result of one or more scandals related to its use.

Similarly, our Commercial Services business may be materially impacted if there is an unfavorable shift in political support for or public sentiment towards tolling or its use is materially restricted or limited, including through the imposition of limits on the fees RAC companies can charge their customers for tolling or violation processing services. Any material restriction or limitation on the use of automated enforcement or material reduction in its use in the markets we serve, or any similar changes with respect to tolling, could have a material adverse effect on our business, financial condition and results of operations.

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

Competition in our markets is primarily based on (a) the quality, reliability and efficacy of the solution; (b) customer awareness of offerings; (c) pricing; (d) functionality and features, including ease of use and broad application; (e) the customer or end-user experience; (f) the breadth and depth of products and services offered; (g) reputation and track record; (h) technical expertise; and (i) security.

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

Our ability to retain, increase and engage our customer base and to increase our revenue depends, in large part, on our ability to continue to evolve existing solutions and to create successful new solutions. We may introduce significant changes to our existing solutions or acquire or introduce new and unproven products and services, including using technologies or entering markets or industries in which we have little or no experience. For example, in September 2018, we launched Peasy, our cloud-based, pay-as-you-go tolling solution targeting consumers, a market segment that we had not previously targeted directly. Consumer adoption of Peasy was slower than anticipated, and the product did not generate meaningful revenue during the year ended December 31, 2020, and we therefore ceased actively marketing and new investment in Peasy in 2021. We have only indirect exposure to the consumer segment through our business with the RAC industry and parking operators, but in those instances, our customer controls the pricing, marketing, consumer disclosures and other aspects of the consumer relationship. As such, the consumers’ view of us and their willingness to try our solutions may be impacted by their experience with our tolling services delivered by our RAC customers and parking solutions offered by our parking customers. Additionally, our rollout of European RAC tolling has been slower than anticipated. The failure of any new or enhanced solution to achieve customer adoption or our failure to otherwise successfully monetize our development efforts could have a material adverse effect on our business, financial condition and results of operations.

We regularly pursue contracts and contract renewals, particularly in our Government Solutions and Parking Solutions segments, that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the government contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities in our Government Solutions, Parking Solutions and EPC businesses are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents several risks, including significant time and effort and the commitment of resources, regardless of whether the job is ultimately won. We may also be unable to meet the requirements of a solicitation or may have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

Our inability to recover capital and other investments in connection with our contracts could have a material adverse effect on our business.

We sometimes make significant capital, and other investments, to attract and retain certain contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. The net book value of certain assets recorded, including a portion of our intangible assets, could be impaired in the event of the early termination of some or all of a contract or a reduction in volume and services under the contract for any number of reasons, including the failure or deterioration of the customer’s business, a customer’s exercise of contract termination or program cancellation rights or a change in law or interpretation thereof that suspends or terminates photo enforcement activities. Any failure to recover our investments’ underlying customer agreements could have a material adverse effect on our business, financial condition and results of operations. For example, in June 2019, the state of Texas passed a law prohibiting red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The passage of this law resulted in a loss of revenue in the years ended December 31, 2019, 2020 and 2021 and a related impairment of assets for the year ended December 31, 2019.

Risks Related to Our Acquisitions

Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

We have grown in large part as a result of our acquisitions, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective or completed acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

The inability to successfully integrate our recent or future acquisitions could have a material adverse effect on our business.

We have integrated, and may in the future integrate, certain acquired businesses into our existing operations, which requires significant time and exposes us to significant risks and additional costs, and integrating such acquired businesses may strain our resources. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of such acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner.

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
•
disrupting our relationship with or losing key customers, suppliers or personnel; and
•
interference with, or loss of momentum in, our ongoing business or that of the acquired business.

Any integration-related issues could cause significant disruption to our business, divert the attention of management and lead to substantial additional costs and delays. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

The agreements governing our acquisition of businesses may not contain indemnification provisions that fully protect us and as a result we may face unexpected liabilities.

Certain of the agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired business before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We have further obtained representation and warranty insurance related to some acquisitions in lieu of, or in addition to, the indemnification by the previous owners. These indemnification provisions or insurance policies may not protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our business and financial statements.

Any failure to realize the anticipated benefits of an acquisition, including unanticipated expenses and liabilities related to acquisitions, could have a material adverse effect on our business.

We pursue each acquisition with the expectation that the transaction will result in various benefits, including growth opportunities and synergies from increased efficiencies. However, we may not realize some or all of the anticipated benefits of our acquisitions within our anticipated timeframes or at all. Furthermore, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. Acquisitions also expose us to significant risks and costs, and business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities, the impairment of customer relationships or acquired assets such as goodwill, or exposure to oversight, operational and business control risks associated with a newly acquired business. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Significant acquisitions may also require us to incur additional debt to finance the transactions, which could limit our flexibility in using our cash flow from operations for other purposes. For example, we financed our December 2021 acquisition of T2 Systems by accessing additional debt financing under our credit agreement. Acquisitions often involve post-transaction disputes with the counterparty regarding a number of matters, including disagreements over the amount of a purchase price or other working capital adjustment or disputes regarding whether certain liabilities are covered by the indemnification provisions of the transaction agreement. We may underestimate the level of certain costs or the exposure we may face as a result of acquired liabilities. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction, or we encounter other unexpected transaction-related costs and liabilities, our business, financial condition and results of operations could be materially and adversely affected.

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

Our cybersecurity and processing systems, as well as those of the third parties with which we interact, may be damaged, disrupted or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. Our visibility and role as a processor of transactions containing personally identifiable information may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. Additionally, trends toward remote work as a result of the COVID-19 pandemic has made companies’ information technology systems more vulnerable through increased cyber-attack attempts.

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

We are subject to laws and regulations of the United States and foreign jurisdictions relating to personal information, privacy and data security, and failure to comply with these laws and regulations, whether or not inadvertent, could have a material adverse effect on our business.

Personal information is used both as part of our business and in our role as an employer. In addition, as part of our Government Solutions, Commercial Services and Parking Solutions programs, we process other data which may be considered personal information or sensitive personal information in certain jurisdictions, such as photographs and video recordings. As a result, we are subject to various laws and regulations regarding personal information, privacy and data security, including those promulgated by the United States federal government and its agencies, and state, local and foreign governments, agencies, and public authorities. Our personal information handling also is subject to contractual obligations and industry standards.

Laws, regulations and industry standards relating to privacy are rapidly evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. These laws and regulations may also be subject to new or different interpretations. For example, in June 2018, California enacted the CCPA, which took effect in January 1, 2020. The CCPA creates several new obligations for companies which process personal information. It also gives California residents expanded rights to access, delete and obtain a copy of their personal information; opt out of certain personal information sharing and receive detailed information about how their personal data is processed. The law provides for civil penalties against companies that fail to comply. The California Attorney General’s regulations governing compliance with the CCPA went into effect in August 2020, with additional amendments effective as of March 2021. A violation of these regulations constitutes a violation of the CCPA. A new California privacy law, the California Privacy Rights Act (“CPRA”), creates obligations relating to personal information beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. It substantially amends and amplifies the requirements of the CCPA, as well as creates a new agency responsible for enforcing California’s privacy laws. Unlike the CCPA, the CPRA applies to employee personal information in addition to consumer personal information. In 2021, Virginia and Colorado also enacted comprehensive state privacy laws, which become operative on January 1, 2023, and July 1, 2023, respectively. Additionally, dozens of other state legislatures have introduced privacy bills, and Congress is considering several privacy bills at the federal level.

Foreign laws concerning personal information, privacy and data security may be more restrictive and burdensome than those of the United States. Given that data is highly mobile and transferable, many data protection and privacy laws of foreign nations seek to have wide extraterritorial jurisdiction over conduct occurring outside geographical boundaries of the relevant jurisdiction. For example, on May 25, 2018, the E.U. General Data Protection Regulation GDPR replaced the 1995 Data Protection Directive. The GDPR extends the scope of E.U. data protection law to non-E.U. companies processing data of E.U. residents when certain conditions are satisfied. The GDPR contains numerous, more stringent requirements and changes from prior E.U. law, including more robust privacy and compliance obligations for both companies and their service providers, greater rights for individuals, heavier documentation requirements for data protection compliance programs and restrictions on transfers of personal data to non-E.U. countries. The GDPR provides for fines of the greater of up to €20 million or 4% of the noncompliant company’s annual global revenue. Further, our customers, through contractual requirements, could require us to comply with certain of these stringent requirements regardless of whether our business is actually subject to the GDPR.

From a security perspective, federal, state and foreign laws and regulations create requirements to take reasonable technical, physical and organizational measures to protect the security of personal information. Laws and regulations also include obligations to notify individuals and government regulators of an actual or perceived data security breach involving particular personal information, whether that breach was experienced by us or our third-party service providers. Penalties for failure to adequately protect personal information, or provide timely notice of such failure, vary by jurisdiction. In the United States, most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general (“AGs”) the authority to levy fines or bring enforcement actions. Such AG investigations, which are often time consuming, expensive and burdensome, may lead to civil penalties. Some laws, such as the CCPA and CPRA, also grant affected individuals a private right of action for certain data breaches under which they may sue for money damages. In the United States, lawyers specialized in pursuing cases on behalf of individuals who are affected by a data breach regularly bring suit against companies that have suffered data breaches. In the E.U., failure to comply with the GDPR’s security or notification requirements could result in significant monetary fines. Additionally, our failure to maintain adequate levels of data security and privacy may negatively impact our ability to secure customer contracts.

The costs of compliance with these privacy-related laws, regulations and industry standards are high and may limit the use or adoption of our smart mobility technology solutions and services, reduce overall demand for our solutions and services, or slow the pace at which we generate revenue. Moreover, if our policies, procedures or measures relating to these issues fail to comply, or regulators assert we have failed to comply, with applicable laws, regulations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and our application providers, customers and partners may lose trust in or stop doing business with us entirely. We expect that there will continue to be new proposed laws, regulations and industry standards concerning personal information, privacy and data retention in the United States, the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and industry standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management that include non-competition provisions; however, we cannot prevent our executives from terminating their employment and may not be able to fully enforce non-competition provisions limiting former executives or key personnel from competing with us following any departure. Moreover, we do not carry “key-man” life insurance on the lives of our executive officers, employees or advisors. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.

A failure to attract and retain necessary skilled personnel and qualified subcontractors could have a material adverse effect on our business.

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for these personnel is intense, especially during times of low unemployment or economic recovery or growth. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees and subcontractors who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown or other job actions in one or more locations we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our International Operations

Our operations in international markets expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We have subsidiaries in various international markets around the world, including in the United Kingdom (“U.K.”), the Netherlands, France, Ireland, Spain, Australia, Canada and Hungary. The success of our business depends, in part, on our ability to successfully manage these foreign operations. Our international operations subject us to risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

•
political, social, and economic instability, including the on-going impact of the U.K.’s exit from the E.U. and European sovereign debt issues and tightening of government budgets;
•
wars, civil unrest, acts of terrorism and other conflicts;
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

On January 31, 2020, the U.K. withdrew from the E.U., commonly referred to as “Brexit.” The U.K. and the E.U. agreed to a trade and cooperation agreement, which came into force on May 1, 2021 (the “Trade and Cooperation Agreement”). The Trade and Cooperation Agreement provides for, among other things, zero-rate tariffs and zero quotas on the movement of goods between the U.K. and the E.U. In terms of trade in services and business travel between the U.K. and E.U., however, the Trade and Cooperation Agreement introduces rules that are more restrictive than those in place when the U.K. was a member of the E.U. The impact of these more restrictive rules, including additional inspections and documentation checks, on U.K.-E.U. cross-border services may have an impact on our U.K. subsidiaries. Their effects have yet to become fully clear, particularly because COVID-19 restrictions have also interrupted cross-border services between the U.K. and E.U. Also, the inability for the U.K. and E.U. vehicle licensing authorities to transfer certain data using current methods may have an impact on EPC’s ability to obtain information that is necessary to its operations in certain parts of the E.U. These restrictions may have an impact on EPC’s ability to obtain information that is necessary to its operations in certain parts of the E.U.

Brexit has created and may continue to create legal, political and economic risks and uncertainties for our U.K. operations. The main source of uncertainty arises from the difference of opinion between the U.K. and E.U. on how to implement the Brexit settlement in Northern Ireland. Both sides are in the process of negotiating amendments to the Northern Ireland Protocol, but agreement remains elusive. If the impasse continues, there is a risk that either side could resort to retaliatory measures under the terms of the Trade and Cooperation Agreement. Retaliatory measures include the possibility of tariffs being applied to imports from the E.U. to the U.K. and from the U.K. to the E.U., and new barriers to cross-border services being erected.

Additionally, Brexit may cause fluctuations in the value of the U.K. pound sterling and E.U. euro. Fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our expenses, earnings, cash flows, results of operations and revenues.

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

Our growth strategy is, in part, dependent on successfully implementing our international expansion strategy.

Our growth strategy includes expanding our global footprint, which may involve moving into regions and countries beyond those in which we currently operate. In order to achieve widespread acceptance in new markets we may enter, we may need to develop new products and services or tailor our existing products and services to that market’s unique customs, cultures and standards. Management of these and any future international subsidiaries may divert our resources and require significant attention from management. In addition to the risks inherent in conducting international business, expanding internationally with new and existing customers poses additional risks, including:

•
lack of acceptance of our products and services;
•
tax issues, including administration of value-added tax, restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;
•
our ability to adapt our marketing and selling efforts to different cultures and customers;
•
a different competitive environment, including a number of smaller competitors and a more fragmented business model, as well as competition from other market participants; and
•
an unfamiliar regulatory environment, including different local, provincial and national regulations.

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

Our operations subject us to anticorruption and other similar laws and regulations of multiple jurisdictions, both within the United States and internationally, which are often evolving, including the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Patriot Act, and comparable foreign anti-bribery and anti-money laundering laws and regulations, including the United Kingdom Bribery Act of 2010. Our Government Solutions business is subject to a number of international, federal, state and local laws and regulations regarding similar matters. These laws and regulations prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or other benefits to government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage.

We use various third parties to conduct our business, both domestically and abroad, and we can be held liable for the corrupt or illegal activities of our employees, representatives, contractors or subcontractors, partners, and agents, those of the third parties with which we do business or those of any businesses we acquire, even if we do not explicitly authorize such activities or if they occurred prior to our acquisition of the relevant business. Safeguards we implement to discourage these practices may prove to be ineffective and any internal investigations may not uncover any such practices that may exist. Violations of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws by us or any of these third parties can result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits, whistleblower complaints, enforcement actions by the SEC, Department of Justice, and U.S. state and local and foreign regulators, adverse media coverage, non-responsibility determinations by procuring agencies, and suspension or debarment from government contracts, any of which could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to acquire necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may manufacture and market similar products and services, or dilute our brands, which could adversely affect our market share. It may be possible for third parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. In addition, our competitors may avoid application of our existing or future intellectual property rights. Further, patent rights, copyrights and contractual provisions may not prevent our competitors from developing, using or selling products or services that are similar to or address the same market as, our products and services. Failure to obtain registrations for the Verra Mobility word mark or logo may have a significant adverse impact on our brand. Moreover, some of our trademarks and services are descriptive or include descriptive elements, which may make it difficult to enforce our rights or prevent others from adopting and using similar marks. Competitive products and services could reduce the market value of our brands, products and services, inhibit attracting new customers or maintaining existing customers, lower our profits, and could have a material adverse effect on our business, financial condition and results of operations.

Our measures to monitor and protect our intellectual property may not be adequate to maintain or enforce our patents, trademarks or other intellectual property rights.

Despite our efforts to monitor and protect our intellectual property, we may not be able to maintain or enforce our patents, trademarks or other intellectual property rights. Unauthorized third parties may use our trademarks and service marks, or marks that are similar thereto, to impinge on our goodwill, cause consumer confusion or dilute our rights in the marks. We are aware of products, software and marks similar to our intellectual property being used by other persons. Although we believe that such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our intellectual property and may adversely affect our business. Even where we have effectively secured protection for our intellectual property, our competitors may challenge, infringe, misappropriate or dilute our intellectual property and our employees, consultants, contractors, customers and suppliers may breach their contractual obligations not to reveal or use our confidential information, including trade secrets. Additionally, defending or enforcing our intellectual property rights and agreements, and seeking an injunction or compensation for infringements or misappropriations, could result in expending significant resources and diverting management attention, which in turn may have a material adverse effect on our business, financial condition and results of operations.

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

We have a substantial amount of debt, including approximately $895 million outstanding under our first lien term loan facility as of December 31, 2021, which includes the additional $250 million available under our incremental term loan facility, borrowed in December 2021 in connection with the acquisition of T2 Systems. Additionally, pursuant to an indenture, VM Consolidated, Inc. issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”) due 2029. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. We have the option to increase commitments under our revolving credit agreement by up to $50.0 million, all of which will be secured. We also have the ability to draw an unlimited amount from our first lien term loan facility, subject to the satisfaction of a maximum total net leverage ratio or minimum fixed charge coverage ratio, on a pro forma basis, all of which will be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

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

Our failure to comply with covenants under our debt instruments could adversely affect our business and financial condition.

The agreements governing our indebtedness contain restrictive covenants that will limit our and our subsidiaries’ ability to engage in activities that may be in our and their long-term best interests and informational covenants, requiring the delivery of, including other items, our quarterly and annual financial statements within a specified time following the end of the respective quarter or fiscal year. The creditors who hold our debt could accelerate amounts due in the event that we default on these covenants, which could potentially trigger a default or acceleration of the maturity of our other debt. If we are unable to comply with any covenant, such as our ability to timely prepare and furnish our financial statements, we may need to obtain waivers from the required creditors under our indebtedness instruments to avoid being in default.

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

The London InterBank Offered Rate, or LIBOR, is scheduled to be phased out beginning in 2022. In the United States, the Alternative Reference Rates Committee, the working group formed to recommend an alternative rate to LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. Our debt instrument has an interest rate that is based on LIBOR, and subject to certain conditions, SOFR will replace it. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative floating borrowing rate, including SOFR, may adversely affect our borrowing costs. Transitioning to a different borrowing rate, including SOFR, may result in less favorable pricing on our debt instruments and could have an adverse effect on our financial results and cash flows.

Risks Related to Our Class A Common Stock, Warrants, Related Party Transactions and Organizational Documents

Our failure to be current in our filings with the SEC could pose significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

Under the Exchange Act, the Company (as reporting company) is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. Periodic reports help investors to make informed investment decisions about the purchase or sale of a reporting company’s securities. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. The SEC’s Divisions of Enforcement and Corporation Finance jointly established the Delinquent Filings Program in 2004 to encourage reporting companies that are delinquent in filing their periodic reports to submit their periodic reports or rectify deficient periodic reports. The SEC’s Delinquent Filings Group in its Division of Enforcement conducts investigations into possible violations of the federal securities laws’ periodic reporting obligations and prosecutes administrative proceedings against companies when appropriate. The Division of Corporation Finance identifies reporting companies that are delinquent filers and usually provides them with notice of their failure to submit periodic reports. If a reporting company identified as a delinquent filer fails to submit its periodic reports, Section 12(k) of the Exchange Act gives the SEC the authority to suspend trading in a security for up to 10 trading days if the SEC believes that a suspension is required to protect investors and the public interest. A trading suspension by the SEC halts the trading in a security on all trading platforms (e.g., national securities exchanges, over-the-counter market, or alternative trading systems). In addition, Section 12(j) gives the SEC the authority to revoke, or suspend for up to twelve months, an issuer’s securities registration if, after an administrative hearing, the SEC finds that an issuer violated the Exchange Act by failing to file its periodic reports.

Our inability to timely file our periodic reports with the SEC could have an adverse impact on our ability to, among other things, (i) access our credit facilities, (ii) attract and retain key employees, and (iii) raise funds in the public markets, and any of these events could materially and adversely affect our financial condition and results of operations. In addition, given our delay in timely filing this Annual Report on Form 10-K, we have lost our status as a “well known seasoned issuer,” including the registration advantages associated with such status, for at least the next 12 months even after we become current with our delinquent filings with the SEC. As a result, we will not be able to register any new shares of our securities on certain short-form registration statements under the Securities Act, such as Forms S-3, until we have filed all reports required under the Exchange Act for a continuous period of 12 months. Should we wish to register the offer and sale of our securities to the public prior to the time we are eligible to use Form S-3, both our transaction costs and the amount of time required to complete the transaction could increase, making it more difficult to execute any such transaction successfully and potentially harming our financial condition.

We are required to pay PE Greenlight Holdings, LLC for a significant portion of the tax benefit relating to pre-Business Combination tax attributes of Verra Mobility.

At the closing of the Business Combination, we entered into the Tax Receivable Agreement with the PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and the stockholder representative (as may be amended from time to time, the “Tax Receivable Agreement”). The Tax Receivable Agreement provides for the payment by us to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of Highway Toll Administration, LLC (“HTA”) resulting from the acquisition of HTA by Verra Mobility prior to the Business Combination. We will generally retain the benefit of the remaining 50% of these cash savings.

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
•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors (our “Board”);
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

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees or underwriters. These limitations on the forum in which stockholders may initiate action against us could create costs or, inconvenience or otherwise adversely affect our stockholders’ ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

Resales of the shares of our securities could depress the market price of our securities.

We had 156,078,561 shares of Class A Common Stock, par value $0.0001 (our “Class A Common Stock”) outstanding as of December 31, 2021. We have registered the 10,864,000 shares of Class A Common Stock that we may issue under the Verra Mobility Corporation 2018 Equity Incentive Plan so that they may be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

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

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose is governed by the terms of the Debt Agreements and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants under the Rollover Credit Agreements. The “Debt Agreements” means, collectively: (i) the Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a Delaware corporation; American Traffic Solutions, Inc., a Kansas corporation; and Lasercraft, Inc., the subsidiary guarantors party thereto, a Georgia corporation; the lenders party thereto from time to time; and Bank of America, N.A. as Administrative Agent and Collateral Agent; and (ii) the Revolving Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc., a Delaware corporation; the other Borrowers (for this purpose only, as defined therein) party thereto from time to time; the lenders party thereto from time to time; and Bank of America, as the administrative agent and the collateral agent; and (iii) the Indenture governing VM Consolidated, Inc.’s 5.50% Senior Notes Due 2029, among VM Consolidated, Inc., Wilmington Trust, National Association, and the Guarantors named therein, dated as of March 26, 2021, in the case of each of the foregoing (i) and (ii), as amended or otherwise modified from time to time..

If our Class A Common Stock is delisted from Nasdaq, a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, including for failure to maintain compliance with rules for continued listing on Nasdaq, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. On March 3, 2022, we received a notice from Nasdaq stating that because we had not yet filed this Annual Report on Form 10-K, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On March 17, 2022, we submitted to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing and on March 31, 2022, Nasdaq granted us an extension until May 2, 2022, to regain compliance with Nasdaq’s requirements for continued listing. There can be no assurance that Nasdaq will consider us in compliance with the listing rules after the filing of this Annual Report on Form 10-K, that we will be able to maintain compliance with Nasdaq’s rules for continued listing, including the requirements that we timely file our future periodic reports with the SEC, or that our Class A Common Stock will remain listed on Nasdaq.

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

The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations and comprehensive income (loss).

The warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the "Private Placement Warrants") are remeasured at the end of each reporting period and any changes in the fair value of the liability are recorded as a gain or loss on the consolidated statements of operations. Significant changes in the fair value of the Private Placement Warrants may create volatility and adversely affect our net income (loss) from period to period.

The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss) in our consolidated statements of operations and comprehensive income (loss).

Our business could be negatively affected as a result of actions of activist stockholders or others.

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential guests, and may affect our relationships with current guests, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

Risks Related to Our Vendors

Our reliance on third-party providers could have a material adverse effect on our business.

We rely heavily on third-party providers, including subcontractors, manufacturers, software vendors, software application developers, and utility and network providers, to meet their obligations to us in a timely and high-quality manner. For example, we rely on third parties such as the National Law Enforcement Telecommunications System,

Polk, DMVDesk, CVR and Dealertrack to provide a direct connection to state departments of motor vehicles (and their European equivalents) and other governmental agencies with which we do not have direct relationships for the driver and other information we use in our business. Our ability to offer our solutions would be materially affected if this access was unavailable or materially restricted, or if the price we pay increased significantly. Our Government Solutions business also relies on a number of third-party manufacturers, including camera manufacturers and automated license plate recognition providers, and outsources some engineering, construction, maintenance, printing and mailing, call center, image review and violations processing work. Further, if one or more tolling authorities cancels our accounts, or stops providing transponders and we are unable to obtain transponders through other sources, our Commercial Services business would be affected. Our Parking Solutions business also relies on a number of domestic and foreign third-party manufacturers in the production of our Pay Station, PARCS and PE hardware solutions, and our inability to access third-party providers could have a material adverse effect on our business.

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

We rely heavily on the satisfactory performance and availability of our information technology infrastructure and systems, including our websites and network infrastructure, to conduct our business. We rely on third-party communications service and system providers to provide technology services and link our systems with our customers’ networks and systems, including a reliable network backbone with the necessary speed, data capacity and security. We also rely on third-party vendors, including data center, bandwidth and telecommunications equipment providers. A failure or interruption that results in the unavailability of any of our information systems or a major disruption of communications between a system and the customers we serve could disrupt the effective operation of our solutions and otherwise adversely impact our ability to manage our business effectively. We may experience system and service interruptions or disruptions for a variety of reasons, including as the result of network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of transactions, or localized conditions such as fire, explosions or power outages or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest or terrorist acts. We have taken steps to mitigate our exposure to certain service disruptions by investing in redundant or blended circuits, although the redundant or blended circuits may also suffer disruption. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Any interruption or delay in or cessation of these services and systems could significantly disrupt operations, impact customers, damage our reputation, result in litigation, decrease the overall use and acceptance of our solutions, result in lost data and be costly, time consuming and difficult to remedy, any of which could have a material adverse effect on our business, financial condition and results of operations.

General Risk Factors

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management reviews the effectiveness of those controls on a quarterly basis. During fiscal year 2021, we identified material weaknesses in our internal controls over financial reporting related to: (i) the monitoring and control activities over the acquisition of Redflex Holdings Limited due to the lack of sufficient qualified accounting resources to timely identify and assess accounting implications of revenue arrangements assumed as part of the acquisition and to provide adequate controls over the completeness and accuracy of inputs used in accounting for the business combination; and (ii) the design and maintenance of certain revenue and reporting controls related to a third-party application utilized in performing certain control activities and used in the preparation of our consolidated financial statements. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

During fiscal year 2021, we also identified a material weakness in our internal control over the operation of certain controls over the review of the accounting for our Private Placement Warrants related to the April 12, 2021 SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies. This material weakness resulted in a material misstatement of our private placement warrant liability, change in fair value of private placement warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2020 and 2019 and for years ended December 31, 2020, 2019 and 2018. We restated our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 upon completing our management’s evaluation of the SEC Staff statement as a part of our remediation measures. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We completed the remediation measures related to the material weakness during fiscal year 2021.

During fiscal year 2019, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls in the area of user access over certain systems that support our financial reporting process. This material weakness did not result in any misstatement of our financial statements for any period presented and during fiscal year 2020, we completed the remediation measures related to the material weakness.

We cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of SOX. If we fail to maintain the adequacy of our internal controls, we cannot assure our stockholders that we will be able to conclude in the future that we have effective internal control over financial reporting, and/or we may encounter difficulties in implementing or improving our internal controls, which could harm our operating results or cause us to fail to meet our reporting obligations. If we fail to maintain effective internal controls, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities may be negatively affected, and we could be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq.

Litigation and other disputes and regulatory investigations could have a material adverse effect on our business.

From time to time, we may be involved in litigation and other disputes or regulatory investigations that arise in and outside the ordinary course of business. We expect that the number, frequency and significance of these matters may increase as our business expands and we grow as a company. Litigation, disputes, or regulatory investigations may relate to, among other things, intellectual property, commercial arrangements, negligence and fiduciary duty claims, vicarious liability based upon conduct of individuals or entities outside of our control, including our third-party service providers, antitrust claims, deceptive trade practices, claims related to invoicing, personal injury claims, general fraud claims and employment law claims, including compliance with wage and hour regulations and contractual requirements. An adverse determination may result in liability to us for the claim and may also result in the imposition of penalties and/or fines. Like other companies that handle sensitive personal and payment information, we also face the possibility of allegations regarding employee fraud or misconduct. In addition to more general litigation, at times we are also a named party in claims made against our customers, including putative class actions challenging the legality and constitutionality of automated photo enforcement and other similar programs of our Government Solutions customers and consumer fraud claims brought against our RAC customers alleging faulty disclosures regarding our services.

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

Any claims against us or investigation into our business and activities, whether meritorious or not, could be time consuming, result in significant legal and other expenses, require significant amounts of management time and result in the diversion of significant operational resources. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. Legal or regulatory matters involving our directors, officers or employees in their individual capacities can also create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters. Regulatory investigations, including with respect to proper licensing, payment of wages, procurement practices or permitting, can also lead to enforcement actions, fines and penalties, the loss of a license or permit or the assertion of private litigation claims. Risks associated with these liabilities are often difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of any legal reserves related to these legal liabilities difficult to determine and, if a reserve is established, subject to future revision. Future results of operations could be adversely affected if any reserve that we establish for a legal liability is increased or the underlying legal proceeding, investigation or other contingency is resolved for an amount in excess of established reserves. Because litigation and other disputes and regulatory investigations are inherently unpredictable, the results of any of these matters may have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries, states and localities in which we operate. We are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. For instance, we have incurred, and may continue to incur, significant expenses related to legal, accounting, and other professional services in connection with the internal investigation regarding potential revenue recognition matters at the Company’s subsidiary, Redflex. These expenses, the delay in timely filing this Annual Report on Form 10-K, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and cash flows.

In addition to the laws and regulations discussed elsewhere in these risk factors regarding data privacy, foreign operations and other matters, we are subject to laws regarding transportation safety, consumer protection, procurement, anti-kickback, labor and employment matters, competition and antitrust, payment processing, intellectual property, environmental matters, and other trade-related laws and regulations. Certain of our operations are also subject to oversight by the USDOT, the Federal Communications Commission, the U.S. Consumer Product Safety Commission, and the Environmental Protection Agency, as well as comparable state and local agencies, including departments of transportation, departments of motor vehicles, professional licensing authorities and offices of inspector general. Our Government Solutions segment is also subject to laws related to the use of automated traffic enforcement, the capture, access and retention of data and matters related to government contracting.

In connection with our European, Australian and Canadian operations, we are subject to laws, regulations and administrative practices addressing many of these and other matters in those jurisdictions.

Recent years have seen a substantial increase in the number of new laws and regulations and the rate of change and enforcement of many of these types of laws and regulations. We cannot predict the nature, scope or impact of future laws, regulatory requirements or similar standards may have on our business, whether implemented through changes to existing laws or the way they are administered or interpreted, or through entirely new regulations. Future laws, regulations, and standards or any changed interpretation or administration of existing laws or regulations could limit the use or adoption of one or more of our solutions or require us to incur additional costs or impact our ability to develop and market new solutions. However, we may not be able to respond in a reasonable or cost-effective manner, or at all. Even if we make what we believe are appropriate changes, there is no certainty those actions will comply.

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

We are subject to income taxes in numerous countries, and our domestic tax liabilities are subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

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

In addition, we are subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities, as well as foreign tax authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of the properties used in our business, including 108,956 square feet of office space for our corporate headquarters in Mesa, Arizona. In addition to the corporate headquarters, we lease office space in various locations for corporate and administrative purposes and several small warehouse locations. We do not consider any of these properties to be material to our overall business.

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

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Act, and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of HTA and American Traffic Solutions, Inc. in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Act by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Discovery is ongoing. Verra Mobility believes that all of PlusPass’s claims are without merit and will defend itself vigorously in this litigation.

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

The following table sets forth the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq for the two most recent fiscal years:

	Fiscal Year 2021		Fiscal Year 2020
	High	Low	High	Low
First Quarter	$15.38	$12.54	$17.20	$5.63
Second Quarter	$15.94	$13.38	$13.17	$6.16
Third Quarter	$17.50	$14.26	$11.95	$9.14
Fourth Quarter	$17.01	$13.47	$14.07	$9.33

Holders of Record

As of December 31, 2021, we had 8 holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

As of December 31, 2021, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 Private Placement Warrants; and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

The Warrants became exercisable on November 16, 2018, 30 days following the completion of the Business Combination, and expire five years after that date, or earlier upon redemption or liquidation. We may redeem the outstanding Warrants at a price of $0.01 per warrant, if the last sale price of our Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day before we send the notice of redemption to the Warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by Gores Sponsor II, LLC or its permitted transferees.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 annual meeting of stockholders.

Stock Performance Graph

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
10/18/18
12/31/18
6/30/19
12/31/19
6/30/20
12/31/20
6/30/21
12/31/21
Verra Mobility Corporation
S&P 500 Index
S&P Composite 1500 Data Processing & Outsourced Services Index

The graph above compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index and the S&P Composite 1500 Data Processing & Outsourced Services Index. The period shown commences on October 18, 2018 and ends on December 31, 2021, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on October 18, 2018. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future price performance.

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

(1) On August 9, 2021, we announced that our Board authorized a share repurchase program for up to an aggregate amount of $100 million of Class A Common Stock. On August 20, 2021, we repurchased and retired 6,849,315 shares of Class A Common Stock from the Platinum Stockholder at a price per share of $14.60, which was equal to the price at which the underwriter purchased shares of Class A Common Stock from the Platinum Stockholder in a concurrent underwritten secondary offering. We paid $100 million to fund the share repurchase using existing cash on hand. As of December 31, 2021, zero dollars remained available for repurchase under our share repurchase program.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of December 31, 2021. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2021, the potential future shares issuable pursuant to the earn-out are between zero and 5.0 million.

Item 6. Selected Financial Data

Not applicable.

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

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Australia, Europe and Canada. These solutions and services include toll and violations management, title and registration, automated safety solutions, parking enforcement and citation, and other data-driven solutions, to our customers, which include RACs, FMCs, other large fleet owners, municipalities, school districts, universities, parking operators, healthcare facilities and transportation hubs and other violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations, automated safety and parking solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Executive Summary

We operate with long-term contracts and a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•
Executed on our growth strategy by completing strategic acquisitions:

Redflex – During the second quarter of 2021, we acquired Redflex Holdings Limited (“Redflex”), which provides intelligent traffic management products and services to its customers. Through our acquisition of Redflex, we expanded our current footprint in the United States and gained access to international markets.

T2 Systems – During the fourth quarter of 2021, we acquired T2 Systems Parent Corporation (“T2 Systems”), which provides an integrated suite of parking software and hardware solutions and supports our strategy to diversify into new markets and increase opportunities to cross sell to customers within our overall portfolio.

•
Increased total revenue by $157.0 million, or 40%, from $393.6 million in fiscal year 2020 to $550.6 million in fiscal year 2021. Our acquisitions contributed $45.0 million to revenue growth, and the remaining increase was mainly from Commercial Services service revenue resulting from improved travel demand that positively impacted our RAC customers. During fiscal year 2020, total revenue declined by $55.1 million, from $448.7 million in fiscal year 2019 to $393.6 million in fiscal year 2020 due to the significant negative impact from COVID-19.

•
Generated cash flows from operating activities of $193.2 million, $46.9 million, and $133.8 million for fiscal years 2021, 2020 and 2019, respectively. Our cash on hand was $101.3 million as of December 31, 2021.

Significant Events Impacting Our Business

Impact from COVID-19

COVID-19 emerged in December 2019 and was declared a pandemic by the World Health Organization in March 2020 as it significantly disrupted the global economy. In the United States and abroad, many federal, state and local governments have instituted travel restrictions, stay-at-home orders, social distancing orders, and border closures in order to minimize the spread of the virus. Revenues from RACs in our Commercial Services segment decreased significantly in 2020 as a result of reduced airline travel and other restrictions that impacted our customers’ volume and revenue. In our Government Solutions segment, school closures resulting from the

COVID-19 pandemic have negatively impacted revenues from our school bus stop arm camera and school zone speed camera products. Reductions in vehicle traffic in jurisdictions where we operate photo enforcement programs and payment rates for photo enforcement tickets have all negatively impacted service revenue in our Government Solutions segment.

In 2021, our business results were positively impacted from an increase in travel activity and the availability of COVID-19 vaccines, especially in the United States. Many of the widespread restrictions have been lifted, and the travel industry experienced a strong recovery, especially leisure travel, which increased our revenue from our RAC customers. In addition, reopening of schools throughout the United States and increase in vehicle traffic has contributed to revenue growth from our Government Solutions products and services. However, there remains continued uncertainty about the pandemic and its ongoing impact on our operational and financial performance due to the potential spread of new variants and other developments outside our control, and any future restrictions in travel and the related impact on demand for our products and services. For instance, the Omicron variant of COVID-19 has caused a surge in COVID-19 cases globally resulting in the reintroduction of travel restrictions in some countries.

T2 Systems Acquisition

On December 7, 2021, we acquired T2 Systems which offers an integrated suite of parking software and hardware solutions to its customers. This acquisition supports our strategy to expand and diversify into new markets within the mobility sector. We included the financial results of T2 Systems in the consolidated financial statements from the date of acquisition and reported within the newly created Parking Solutions segment.

Pursuant to the Agreement and Plan of Merger (the “T2 Merger Agreement”) entered into on November 1, 2021 by VM Consolidated Inc., our indirect wholly owned subsidiary, Project Titan Merger Sub, Inc., a wholly owned subsidiary of VM Consolidated Inc. (“T2 Merger Sub”), T2 Systems, and Thoma Bravo Discover Fund, L.P., a Delaware limited partnership, solely in its capacity as representative, T2 Merger Sub merged with and into T2 Systems (the “T2 Merger”), with T2 Systems surviving as an indirect wholly owned subsidiary of the Company. The Company paid a purchase price of $353.2 million. Transaction costs for T2 Systems were $2.7 million which primarily related to professional fees and other expenses related to the acquisition, and were included within the selling, general and administrative expenses in the consolidated statements of operations. See Note 3, Acquisitions, in Item 8, Financial Statements and Supplementary Data, for additional details.

Share Repurchase and Retirement

On August 9, 2021, we announced that our Board authorized a share repurchase program for up to an aggregate amount of $100 million of our outstanding shares of Class A Common Stock. On August 20, 2021, we repurchased and retired 6,849,315 shares of our Class A Common Stock from the Platinum Stockholder at a price per share of $14.60, which was equal to the price at which the underwriter purchased shares of Class A Common Stock from the Platinum Stockholder in a concurrent underwritten secondary offering. We paid $100 million to fund the share repurchase using cash on hand. See Note 16, Related Party Transactions, in Item 8, Financial Statements and Supplementary Data, for additional details on the secondary offering by the Platinum Stockholder.

Redflex Acquisition

On June 17, 2021, we completed the acquisition of Redflex, a public company limited by shares, incorporated in Australia and formerly listed on the Australian Securities Exchange. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, Europe, and Middle East regions. Redflex designs, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. We included the financial results of Redflex in the consolidated financial statements from the date of acquisition and reported within the Government Solutions segment.

Pursuant to the Scheme Implementation Agreement (the “Agreement”) entered into by us and Redflex on January 21, 2021, as amended by the Deed of Amendment and Consent, dated April 30, 2021, VM Consolidated, Inc., purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share resulting in consideration of A$152.5 million, or approximately US$117.9 million. Transaction costs for Redflex were $9.7 million which primarily related to professional fees and other expenses related to the acquisition, and were included within the selling, general and administrative expenses in the consolidated statements of operations. See Note 3. Acquisitions, in Item 8, Financial Statements and Supplementary Data, for additional details on the Redflex acquisition.

Segments

We have three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for RACs and FMCs in North America. In Europe, we provide tolling and violations processing services.

•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. The international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.
•
Our newly created Parking Solutions segment provides an integrated suite of parking software and hardware solutions to universities, municipalities, parking operators, healthcare facilities and transportation hubs in the United States and Canada.

Segment performance is based on revenues and income from operations before depreciation, amortization, gain (loss) on disposal of assets, net, impairment of property and equipment, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

Primary Components of Our Operating Results

Revenues

Service Revenue. Our Commercial Services segment generates service revenue primarily through the operation and management of tolling programs and processing violations for RACs, FMCs and other large fleet customers. These solutions are full-service offerings by which we enroll the license plates of our customers’ vehicles and transponders with tolling authority accounts, pay tolls and violations on the customers’ behalf and, through proprietary technology, integrate with customer data to match the toll or violation to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations and our customers’ share of administration fees are netted against revenue. We also generate service revenue in our Commercial Services segment through processing titles and registrations for our customers.

Our Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems. Revenue drivers in this segment include the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in our Government Solutions segment from payment processing, pass-through fees for collection expense, and other fees.

Our Parking Solutions segment generates service revenue mainly from offering software as a service, subscription fees, professional services and citation processing services related to parking management solutions to its customers.

Product Sales. Product sales are generated by the sale of photo enforcement equipment in the Government Solutions segment and specialized hardware in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Costs and Expenses

Cost of Service Revenue. Cost of service revenue consists of collection and other professional services provided by third parties associated with the delivery of certain ancillary services performed by our segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire and install photo enforcement equipment purchased by Government Solutions customers and costs to develop and install hardware sold to Parking Solutions customers.

Operating Expenses. Operating expenses include payroll and payroll-related costs (including stock-based compensation), costs related to the operation of our call centers and other operational costs, including transaction processing, print, postage and communication costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include payroll and payroll-related costs (including stock-based compensation), real estate lease expense, insurance costs, professional services fees, acquisition costs and general corporate expenses.

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of liability adjustments related to the 6,666,666 Private Placement Warrants originally issued to Gores Sponsor II, LLC re-measured to fair value at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. Tax receivable agreement liability adjustment consists of adjustments made to our Tax Receivable Agreement due to changes in estimates.

Loss on Extinguishment of Debt. Loss on extinguishment of debt generally consists of early payment penalties, the write-off of original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards and gain or loss on foreign currency transactions.

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue	$492,846	$336,274	89.5%	85.4%	$156,572	46.6%
Product sales	57,744	57,319	10.5%	14.6%	425	0.7%
Total revenue	550,590	393,593	100.0%	100.0%	156,997	39.9%
Cost of service revenue	5,337	3,967	1.0%	1.0%	1,370	34.5%
Cost of product sales	29,809	29,573	5.4%	7.5%	236	0.8%
Operating expenses	163,370	115,729	29.7%	29.4%	47,641	41.2%
Selling, general and administrative expenses	123,407	89,664	22.4%	22.8%	33,743	37.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	116,801	116,844	21.2%	29.7%	(43)	(0.0)%
Total costs and expenses	438,724	355,777	79.7%	90.4%	82,947	23.3%
Income from operations	111,866	37,816	20.3%	9.6%	74,050	195.8%
Interest expense, net	44,942	40,865	8.1%	10.4%	4,077	10.0%
Change in fair value of private placement warrants	7,600	1,133	1.4%	0.3%	6,467	570.8%
Tax receivable agreement liability adjustment	(1,016)	6,850	-0.2%	1.7%	(7,866)	(114.8)%
Loss on extinguishment of debt	5,334	—	1.0%	—	5,334	n/a
Other income, net	(12,895)	(11,885)	(2.3)%	(3.0)%	(1,010)	8.5%
Total other expenses	43,965	36,963	8.0%	9.4%	7,002	18.9%
Income before income taxes	67,901	853	12.3%	0.2%	67,048	7860.3%
Income tax provision	26,452	5,431	4.8%	1.4%	21,021	387.1%
Net income (loss)	$41,449	$(4,578)	7.5%	(1.2)%	$46,027	1005.4%

Service Revenue. Service revenue increased by $156.6 million, or 46.6%, to $492.8 million for fiscal year 2021 from $336.3 million in fiscal year 2020, representing 89.5% and 85.4% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue
Commercial Services	$260,899	$180,856	47.4%	46.0%	$80,043	44.3%
Government Solutions	227,992	155,418	41.4%	39.4%	72,574	46.7%
Parking Solutions	3,955	—	0.7%	—	3,955	n/a
Total service revenue	$492,846	$336,274	89.5%	85.4%	$156,572	46.6%

Commercial Services service revenue includes toll and violation management revenues from RACs and FMCs. Commercial Services service revenue increased by $80.0 million, or 44.3%, from $180.9 million in fiscal year 2020 to $260.9 million in fiscal year 2021. This increase was primarily due to the wide distribution of COVID-19 vaccines and the lifting of travel restrictions that positively impacted the travel industry in 2021. Our RAC customers experienced a rebound in leisure travel that impacted our volume in 2021 compared to the prior year which was negatively impacted by the COVID-19 pandemic.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue was $228.0 million and $155.4 million for the years ended

December 31, 2021, and 2020, respectively, and it increased by $72.6 million. The acquisition of Redflex on June 17, 2021 contributed $33.0 million to our year-over-year growth. Organic growth excluding Redflex was $39.6 million which was primarily driven by the expansion of school zone speed programs. Speed is our largest product in this segment and grew $33.5 million in the current year excluding Redflex. We added 805 speed cameras in 2020 which provided year-over-year growth in 2021 and 752 speed cameras in 2021 which provided growth in the current year and will continue to provide growth into 2022. The remaining growth can be attributable to improvement in variable rate programs that returned to more normalized volume as COVID-19 restrictions lifted throughout 2021.

Parking Solutions service revenue of $4.0 million resulted from the December 7, 2021 acquisition of T2 systems with no revenue in the comparable period.

Product Sales. Product sales increased slightly year over year and were $57.7 million and $57.3 million for fiscal years 2021 and 2020, respectively, which relate to revenue generated from Government Solutions and Parking Solutions customers who purchase their equipment. We generated product revenue of $8.1 million from the Redflex and T2 Systems acquisitions for which there was no revenue in the comparable period. Prior to these acquisitions, product revenue was limited to a few large customers whose buying patterns vary greatly from period to period. Product sales for these customers decreased by $7.7 million due to a decline of 60 units sold and to a lesser extent from product mix.

Cost of Service Revenue. Cost of service revenue increased from $4.0 million for fiscal year 2020 to $5.3 million for fiscal year 2021. The $1.3 million increase resulted from increased costs from third-party professional services associated with the delivery of certain ancillary services, a portion of which related to the Parking Solutions segment with no comparable costs in the prior year.

Cost of Product Sales. Cost of product sales increased slightly year over year and was $29.8 million and $29.6 million for fiscal years 2021 and 2020, respectively. This was mainly due to a decrease from the timing of installations at a single customer that is expanding its school zone speed program, offset by an increase from the inclusion of Redflex and T2 Systems product sales in the 2021 period with no comparable amounts in the prior year.

Operating Expenses. Operating expenses increased by $47.6 million, or 41.2%, from $115.7 million for fiscal year 2020 to $163.4 million in fiscal year 2021. The increase was primarily attributable to increases of $20.4 million in wages expense, $13.4 million for subcontractor expenses and $9.4 million of recurring services resulting from increased operations in 2021, which were lower in the 2020 year due to the impact from the COVID-19 pandemic. Operating expenses as a percentage of total revenue increased from 29.4% to 29.7% in fiscal years 2020 and 2021, respectively. This slight increase represents improved operating leverage corresponding to the revenue improvement in the Commercial Services segment and decreased operating leverage for the Government Solutions business with the addition of Redflex which historically had lower margins than the Verra Mobility business. The following table presents operating expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Operating expenses
Commercial Services	$65,718	$52,505	12.0%	13.3%	$13,213	25.2%
Government Solutions	96,284	62,387	17.5%	15.9%	33,897	54.3%
Parking Solutions	553	—	0.1%	—	553	n/a
Total operating expenses before stock-based compensation	162,555	114,892	29.6%	29.2%	47,663	41.5%
Stock-based compensation	815	837	0.1%	0.2%	(22)	(2.6)%
Total operating expenses	$163,370	$115,729	29.7%	29.4%	$47,641	41.2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $33.7 million to $123.4 million for fiscal year 2021 compared to $89.7 million for fiscal year 2020. The increase is primarily due to $12.4 million in transaction costs incurred related to the Redflex and T2 systems acquisitions, increased wages expense due to the reinstatement of employee bonus accrual in 2021, and increased wages, rent, information technology and other professional expenses from the inclusion of Redflex operations for approximately 200 days in 2021 with no comparable amounts in prior year. These increases were partially offset by a $4.9 million reduction to the credit loss expense resulting from changes in loss rate estimates based on improved economic conditions. Selling, general and administrative expenses as a percentage of total revenue decreased from 22.8% to

22.4% in fiscal years 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$42,873	$40,978	7.8%	10.4%	$1,895	4.6%
Government Solutions	52,380	34,465	9.5%	8.8%	17,915	52.0%
Parking Solutions	1,488	—	0.3%	—	1,488	n/a
Corporate and other	13,697	2,469	2.5%	0.6%	11,228	454.8%
Total selling, general and administrative expenses before stock-based compensation	110,438	77,912	20.1%	19.8%	32,526	41.7%
Stock-based compensation	12,969	11,752	2.3%	3.0%	1,217	10.4%
Total selling, general and administrative expenses	$123,407	$89,664	22.4%	22.8%	$33,743	37.6%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, remained consistent at $116.8 million for both fiscal years 2021 and 2020. This was mainly due to a decrease from certain trademark intangibles being fully amortized for ten months in fiscal year 2021, offset by increased depreciation and amortization expense resulting from the Redflex and T2 Systems acquisitions in 2021 with no comparable amounts in the prior year.

Interest Expense, Net. Interest expense, net increased by $4.0 million from $40.9 million in fiscal year 2020 to $44.9 million in fiscal year 2021. This increase was primarily a result of the additional borrowing of $350 million in unsecured notes at a higher fixed rate, offset by the reduction in the variable rate on our first lien term loan facility. See “Liquidity and Capital Resources” below.

Change in Fair Value of Private Placement Warrants. We recorded losses of $7.6 million and $1.1 million in fiscal years 2021 and 2020, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million tax benefit in fiscal year 2021 and a $6.8 million tax expense in fiscal year 2020. The liability adjustment in 2021 is a result of lower estimated state tax rates due to changes in apportionment, whereas in 2020 it is a result of higher state tax rates due to changes in apportionment.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $5.3 million for fiscal year 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan, as discussed and defined below.

Other Income, Net. Other income, net was $12.9 million in fiscal year 2021 compared to $11.9 million in fiscal year 2020. The increase of $1.0 million was primarily due to increased tolling activity as a result of COVID-19 recovery in the travel industry, offset by a total of $2.8 million in gains recorded in fiscal year 2020 from a settlement agreement and related insurance proceeds.

Income Tax Provision. Income tax provision was $26.5 million representing an effective tax rate of 39.0% for fiscal year 2021 compared to $5.4 million, representing an effective tax rate of 636.7% for fiscal year 2020. The Company’s effective tax rate for 2021 was lower compared to 2020 primarily due to an increase in pretax income in 2021, resulting in the Company’s permanent book and tax differences having a proportionately lesser impact on the effective tax rate for 2021.

Net Income (Loss). We had net income of $41.4 million for fiscal year 2021 compared to a net loss of $4.6 million for 2020. The $46.0 million increase in net income was primarily due to the significant recovery in the travel industry positively impacting our RAC customers and from the other statement of operations activity discussed above.

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

Commercial Services service revenue includes toll and violation management revenues from commercial fleet and rental car companies. Commercial Services service revenue decreased by $95.6 million, or 34.6%, from $276.5 million in fiscal year 2019 to $180.9 million in fiscal year 2020. This decrease was primarily due to the COVID-19 pandemic and related containment measures, which had a significant negative impact on the RAC industry beginning in March 2020. As a result, our revenue declined 55% from the first quarter of 2020 to $27.3 million in the second quarter of 2020 which was the bulk of the decline. We had seen sequential improvement in service revenue to $44.2 million and $48.2 million in the third and fourth quarters of 2020, respectively which could be attributed to typical seasonality or to signs of recovery.

Government Solutions service revenue includes revenue from red-light, speed, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $15.2 million to $155.4 million for fiscal year 2020 from 140.2 million in fiscal year 2019. Our red-light photo enforcement service revenue declined $6.7 million during fiscal year 2020 compared to fiscal year 2019. This was primarily due to a $3.5 million decline from the loss of certain Texas programs on June 1, 2019, due to a legislative change that banned most red-light photo enforcement programs in the state. The remainder of the decline was primarily attributed to the impact from COVID-19 on variable rate clients. We also had a $4.3 million decrease in service revenue from the suspension of school bus stop arm cameras as most school buses were not operating for much of this period. These declines were mainly offset by speed program revenue, which grew approximately $25.7 million in fiscal year 2020, compared to the same period in 2019, due to an increase in the total number of camera systems installed.

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

Service revenue for the 2020 period was negatively impacted by COVID-19 beginning in March 2020 which led to reduction in vehicle traffic as a result of stay-at-home orders and early school closures and delayed re-openings in certain jurisdictions in which we operate.

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

Cost of Service Revenue. Cost of service revenue decreased year over year, from $5.6 million for fiscal year 2019 to $4.0 million for fiscal year 2020. The decrease resulted from decreased costs of collection and other third-party professional services associated with the delivery of certain ancillary services performed by us.

Cost of Product Sales. Cost of product sales increased by $15.7 million from $13.9 million in fiscal year 2019 to $29.6 million in fiscal year 2020 and was driven by the increase in product sales volume.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.2 million to $89.7 million for fiscal year 2020 compared to $85.5 million for fiscal year 2019. We recorded a $14.4 million credit loss expense during the year as a result of the new credit loss accounting standard, which contributed to a $6.3 million year over year increase. We also had increases to stock-based compensation and consulting fees of $2.6 million and $1.5 million, respectively. These increases were partially offset by an aggregate $7.6 million of cost-cutting measures including the elimination of the bonus payout and the related expense along with reductions to marketing and non-essential travel. Selling, general and administrative expenses as a percentage of total revenue increased from 19.1% to 22.8% in fiscal years 2019 and 2020, respectively. The following table presents selling, general and administrative expenses by segment:

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

Tax Receivable Agreement Liability Adjustment. We recorded a $6.8 million charge in fiscal year 2020 and income of $0.1 million in fiscal year 2019. The adjustment in 2020 reflects the impact of an increase to the Company’s deferred tax rate arising from higher state tax rates due to a change in apportionment.

Other Income, Net. Other income, net was $11.9 million in fiscal year 2020 compared to $11.1 million in fiscal year 2019. The increase of $0.8 million was primarily due to a total of $2.8 million in gains recorded in fiscal year 2020 from a settlement agreement and related insurance proceeds, partially offset by the decreased volume in purchasing card rebates resulting from COVID-19’s impact on toll usage.

Income Tax Provision. Income tax provision was $5.4 million representing an effective tax rate of 636.7% for fiscal year 2020 compared to $13.6 million, representing an effective tax rate of 44.3% for fiscal year 2019. The effective tax rate change was primarily due to lower pre-tax income in 2020, resulting in the Company’s permanent book and tax differences having a proportionately greater impact on the effective tax rate in the 2020 year.

Net (Loss) Income. We had a net loss of $4.6 million for fiscal year 2020 compared to net income of $17.1 million for 2019. The $21.7 million decrease in net income was primarily due to the decline in revenue from the impact of COVID-19 on our RAC customers, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our Revolver (defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years as well as the Redflex and T2 Systems acquisitions in the current year.

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

At December 31, 2021, we had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. The borrowings on the Revolver were used in the normal course of business to ensure sufficient cash balances globally.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 39% and 59% of total accounts receivable, net as of December 31, 2021 and 2020, respectively. The total outstanding receivables balance decreased $35.7 million at December 31, 2021 compared to the outstanding balance at December 31, 2020 as the Company collected $182 million during 2021 from the customer. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Net cash provided by operating activities	$193,171	$46,909	$133,802
Net cash used in investing activities	(475,970)	(24,153)	(54,973)
Net cash provided by (used in) financing activities	268,722	(34,004)	(14,520)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $146.3 million, from $46.9 million in 2020 to $193.2 million in 2021. Net income increased $46.0 million from a $4.6 million loss in 2020 compared to $41.4 million income in 2021. The adjustments to net income (loss) included increases of $6.5 million for the changes in the fair value of private placement warrants year over year and $5.3 million loss on extinguishment of debt, partially offset by decreases from lower credit loss expense, changes in deferred income taxes and the tax receivable agreement liability adjustments year over year. Changes in operating assets and liabilities were mainly driven by a significant reduction in the accounts receivable balance from $182 million in payments received from NYCDOT in 2021, and increases in accounts payable and accrued liabilities resulting from increases in accrued interest at the end of 2021, reinstatement of the bonus accrual in 2021 and increased liabilities related to Redflex which were not in the comparable prior period.

Cash provided by operating activities decreased by $86.9 million, from $133.8 million in 2019 to $46.9 million in 2020. Net income year over year decreased by $21.7 million, from $17.1 million income in 2019 to a $4.6 million loss in 2020. The adjustments to net income (loss) included a $6.3 million increase in credit loss expense from the adoption of the credit loss standard, the $7.0 million increase in the tax receivable agreement liability adjustment and a $6.1 million change in deferred income taxes. These increases were partially offset by a decrease of $15.1 million from the change in fair value of our private placement warrants, and a $5.9 million impairment of property and equipment in fiscal year 2019 with no comparable amount in 2020. There was an aggregate $65.5 million decrease in 2020 compared to 2019 in the changes in operating assets and liabilities, which was driven primarily by a $77.9 million increase in accounts receivables primarily due to collection delays on the accounts receivable associated with our fixed speed camera product sales to NYCDOT, combined with a decrease in accounts payable and accrued liabilities due to the payout of the 2019 bonus accrual with no accrual for fiscal year 2020 and a decrease in other accruals which was consistent with our decrease in certain revenue streams.

Cash Flows from Investing Activities

Cash used in investing activities in 2021 was mainly related to acquisitions of Redflex, T2 Systems and NuPark. We acquired one hundred percent of the outstanding equity of Redflex on June 17, 2021 at A$0.96 per share for total consideration of A$152.5 million, or approximately US$117.9 million. On December 7, 2021, we acquired all of the outstanding shares of T2 Systems for $353.2 million, net of $14.1 million of cash acquired. On December 13, 2021, we acquired NuPark for $7.0 million, which included approximately $5.0 million of cash paid.

Cash used in investing activities was $24.2 million in 2020 mainly related to purchases of installation and service parts and property and equipment. Cash used in investing activities was $55.0 million in 2019 which was mainly due to the acquisition of Pagatelia for $26.6 million, net of $1.1 million of cash acquired, and $29.7 million from purchases of installation and service parts and property and equipment.

Cash Flows from Financing Activities

Cash provided by financing activities was $268.7 million in 2021. We had aggregate borrowings of $1.3 billion during 2021 consisting of the 2021 Term Loan (which included $250 million incremental borrowing), Senior Notes and the Revolver (defined below) and repayments of $884.5 million on outstanding debt related to the 2018 and 2021 Term Loans, and debt assumed as part of the Redflex and T2 acquisitions that was subsequently paid. The 2018 Term Loan had been fully repaid in March 2021. The aggregate borrowings net of the repayments along with existing cash on hand were used to fund the close of the Redflex and T2 systems acquisitions in June 2021 and December 2021, respectively, and the share repurchase and retirement for $100 million in August 2021 (discussed above).

Cash used in financing activities was $34.0 million and $14.5 million for fiscal years 2020 and 2019, respectively. The cash used in 2020 increased primarily as a result of a $19.7 million mandatory prepayment of excess cash flows made pursuant to the terms of the 2018 Term Loan and costs associated with refinancing it.

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

In addition, in March 2021, VM Consolidated, Inc. issued Senior Unsecured Notes (the “Senior Notes”) in an aggregate principal amount of $350 million, due on April 15, 2029. In connection with the issuance of the Senior Notes, the Company incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes received in March 2021 were used to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

On December 7, 2021, VM Consolidated Inc, entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repaying in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $895.1 million at December 31, 2021.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of December 31, 2021, the interest rate on the 2021 Term Loan was 3.6%.

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

The Company evaluated the March 2021 refinancing transactions on a lender-by-lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, the Company recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the year ended December 31, 2021, consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At December 31, 2021, the loan amount outstanding was $2.9 million and is payable within a year, and is included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and, as of December 31, 2021, was still awaiting approval from the SBA.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of December 31, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At December 31, 2021, the Company was compliant with all debt covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan and the Revolver.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $44.9 million, $40.9 million and $60.7 million for the fiscal years ended December 31, 2021, 2020 and 2019 respectively.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

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

Revenue Recognition and Deferred Revenue

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

Government Solutions. The Government Solutions segment principally generates revenue by providing complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle for a majority of customers. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid. In instances when the consideration expected from the customer is subject to variation, any variable consideration affecting revenue recognition is allocated to the distinct period (the monthly period) that it relates to.

For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e., if a product or service is separately identifiable from other items in the bundle and if a customer can benefit from it as a stand-alone item. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices (“SSP”). The Company estimates the SSP for its services based upon observable evidence, market conditions and other relevant inputs. If products are sold without the related services, no allocation is required.

•
Product sales (sale of camera systems and installation) – the Company recognizes revenue when the installation process is completed and the camera system is ready to perform the services as expected by the customer. Generally, this occurs at site acceptance or first citation. The Company recognizes revenue for the sale of the camera system and installation services at a point in time.

•
Service revenue – the Company has determined its performance obligation is to provide a complete end-to-end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the police department and processing payments on behalf of the municipality. The Company has determined that certain of the promises to its customers are capable of being distinct as they are capable of providing some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, the Company has determined the promises to its customers do not meet the criterion of being distinct within the context of its contracts. The Company would not be able to fulfill its promises individually as its customers could not obtain the intended benefit from the contract without the Company fulfilling all promises. Accordingly, the Company concluded that each contract represents one service offering and is a single performance obligation to the customer. Further, the Company accounts for all the services as a single continuous service. The Company applied the series guidance for those services as it stands ready to deliver those services over the contract period. The Company recognizes revenue from services over time, as they are performed.

As of December 31, 2020 and 2021, the Company had approximately $0.3 million and $8.9 million of deferred revenue in the Government Solutions segment. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. The majority of the remaining performance obligations as of December 31, 2021 are expected to be completed and recognized in 2022 and $3.2 million is expected to be recognized ratably between 2023 through 2027.

Parking Solutions. The newly acquired T2 Systems business offers an integrated suite of parking software and hardware solutions to its customers. Revenue since the date of acquisition was derived primarily from the sale of software as a service (“SaaS”) and specialized hardware. For bundled packages, the Company accounts for individual products and services separately if they are distinct and allocate the transaction price based on the relative SSP.

•
Revenue derived from the Company’s SaaS products is recognized ratably over the contractual service period beginning on the date the service is made available to the customer.
•
Revenue from hardware product sales is recognized at a point in time when ownership is transferred to the customer.

As of December 31, 2021, the Company had approximately $20.9 million of deferred revenue which represents amounts that have been invoiced in advance to the Parking Solutions customers and are expected to be recognized as revenue in 2022.

Significant Judgments

Significant judgment is required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for identifying the performance obligations and determining whether the services provided are able to be distinct, determining the transaction price as it relates to the different variable consideration structures identified in our contracts, the estimation of the SSP and the allocation of the transaction price by relative SSPs. Assumptions regarding timing of when control transfers to the customer also requires significant judgment in order to recognize revenue.

Allowance for Credit Losses

We review historical credit losses and customer payment trends on receivables and develop loss rate estimates as of the balance sheet date, which includes adjustments for current and future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit losses when it is probable that amounts will not be collected based on the terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. The Company periodically evaluates the adequacy of its allowance for expected credit losses by comparing its actual historical write-offs to its previously recorded estimates and adjusts appropriately. This includes evaluation by portfolio segment the changes in expectations based on the newest information available on customer payment trends and risk characteristics, and adjusting the probability-weighting either upward or downward that is most representative of the expected credit losses. We adjusted down our estimate for credit loss as of December 31, 2021 for the Commercial Services (All other) portfolio segment to reflect improved economic conditions based on customer payment trends in the last 12 months, as compared to as of December 31, 2020 which was based on higher probabilities of loss given the uncertainty caused by COVID-19 on the travel industry.

Acquisitions

We have made a number of acquisitions to date and may continue to do so in the future. We apply the acquisition method to account for business combinations. We allocate the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill.

The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed is based on various assumptions and valuation methodologies requiring considerable management judgment and includes the use of independent valuation specialists to assist us in estimating fair values of acquired tangible and intangible assets. Fair values of acquired assets and their respective useful lives are based on, among other factors, critical estimates of expected cash flows, customer turnover and anticipated growth from acquired customers, discount rates and royalty cost savings. Although we believe that the assumptions applied in the determination are reasonable based on information available at the date of acquisition, actual results may differ from estimates. Differences between estimates and actual results may result in adjustment to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to fair values of assets and liabilities made after the end of the measurement period are recognized within our consolidated statements of operations as a current period gain or loss.

During the fourth quarter of 2021, we early adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires consistent recognition and measurement of contract assets and contract liabilities whether or not they are acquired in a business combination. As a result, we did not measure deferred revenue at fair value for business combinations completed in fiscal year 2021.

Impairment of Goodwill and Long-Lived Assets

We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that the carrying amounts may not be fully recoverable. We first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount, we then perform a one-step quantitative impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting units’ carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment is recognized if the fair value of the reporting unit exceeds its carrying value.

The process of evaluating goodwill requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit. If necessary, we determine fair values of our reporting units based on an income approach or more specifically, a discounted cash flow method (“DCF Method”). The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents the present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on our long-term financial projections. In addition to determining the fair value of our reporting units based on the DCF method, we also compare the aggregate values of our net corporate assets and the reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method. The key inputs used in the DCF Method include revenue growth rates, gross margin percentage, selling, general and administrative expense percentage and discount rates that are at or above our weighted-average cost of capital. We apply discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

Our qualitative analyses performed as of October 1 for fiscal years 2021, 2020 and 2019 did not have indicators of impairment.

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

The state of Texas passed legislation as of June 1, 2019, to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. We considered this a triggering event for potential impairment and evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, we recognized an impairment charge in the Government Solutions segment of $5.9 million for the year ended December 31, 2019, which is included in impairment of property and equipment in the consolidated statements of operations. We did not have any indicators of impairment related to long-lived assets for the years ended December 31, 2020 or December 31, 2021.

Income Taxes

We account for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years, while deferred tax liabilities generally represent items that generate a future tax liability for items where deductions have been accelerated for tax purposes. We provide a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the tax assets will not be realized. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction, the reversal of existing taxable temporary differences and tax planning alternatives and strategies that may be available.

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

Our policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision or benefit.

Tax Receivable Agreement

At the closing of the Business Combination, we entered into the Tax Receivable Agreement with the Platinum Stockholder. The Tax Receivable Agreement generally provides for the payment to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of certain acquired intangibles prior to the Business Combination. We generally retain the benefit of the remaining 50% of these cash savings. We estimated the potential maximum benefit to be paid will be approximately $70.0 million and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company adjusted this amount.

At December 31, 2021, the Tax Receivable Agreement liability was approximately $61.7 million of which $5.1 million was the current portion and $56.6 million was the non-current portion, both of which are included in the respective payable to the related party pursuant to tax receivable agreement line items on the consolidated balance sheets. The Company made a $4.8 million payment during the first quarter of 2021 and a $5.1 million payment during the fourth quarter of 2021 related to tax years 2019 and 2020, respectively.

We recorded a $1.0 million tax benefit in fiscal year 2021, a $6.8 million tax expense in fiscal year 2020 and a $0.1 million tax benefit in fiscal year 2019. The Tax Receivable Agreement liability adjustment in 2021 is a result of lower estimated state tax rates due to changes in apportionment, whereas in 2020 it is a result of higher state tax rates due to changes in apportionment.

The remaining tax life of these intangible assets is approximately 12 years. The ultimate timing of payments of the Tax Receivable Agreement liability is uncertain due to the realization of the benefits from the related intangibles involving uncertainties in the amount and timing of our future taxable income. We expect to fund future payments through cash flow from operations.

Private Placement Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance under the Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common shares, among other conditions for equity classification.

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Our Public Warrants meet the criteria for equity classification and accordingly, are reported as a component of shareholders’ equity while our Private Placement Warrants do not meet the criteria for equity classification and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model, which is a Level 3 fair value measurement exposed to valuation risk. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase to the volatility input at December 31, 2021 would increase the estimated fair value of $5.77 by $0.30 per unit. A 5% decrease to the volatility input at December 31, 2021 would decrease the estimated fair value by $0.30 per unit.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the 2021 Term Loan and revolving borrowings described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $895 million at December 31, 2021. The 2021 Term Loan presently bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At December 31, 2021, the interest rate on the 2021 Term Loan was 3.6%. Based on the December 31, 2021 balance outstanding, each 1% movement in interest rates will result in an approximately $9.2 million change in annual interest expense.

We have not engaged in any hedging activities during fiscal year 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

VERRA MOBILITY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated April 22, 2022 expressed an adverse opinion thereon.

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

Commercial Services Revenue

Description of the Matter

As described in Notes 2 and 18 to the consolidated financial statements, the Company generated commercial services revenue of $260.9 million for the year ended December 31, 2021.

The Company's commercial services revenue recognition process involves several applications and data sources needed for the initiation, processing, and recording of transactions from the Company’s various commercial services revenue sources, as well as the calculation of commercial services revenue in accordance with the Company’s accounting policy. Auditing the Company's accounting for commercial services revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the commercial services revenue recognition process.

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

Business Combinations

Description of the Matter

As described in Note 3 to the consolidated financial statements, during 2021, the Company completed two business combinations, (1) T2 Systems Parent Corporation for total purchase consideration of $353.2 million and (2) Redflex Holdings Limited for total purchase consideration of $117.9 million.

Auditing management’s accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair value of certain acquired finite-lived intangible assets, specifically the customer relationships related to T2 Systems Parent Corporation totaling $164.3 million and the customer relationships of Redflex Holdings Limited totaling $25.9 million. These customer relationship intangible assets were valued using an income-based approach. The fair value determination of the acquired customer relationship intangible assets required management to make estimates and significant assumptions regarding future cash flows, including revenue growth rates, earnings metrics, and discount rate. These significant assumptions were forward-looking and could be affected by future market and economic conditions.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the customer relationship intangible assets, our audit procedures included, among others, assessing the fair value methodology used by the Company and testing the significant assumptions and the underlying data used by the Company in its analyses. For example, we compared the significant assumptions used to current industry, market and economic trends, to the historical results of the acquired businesses, and to other guideline companies. We also performed sensitivity analyses over the significant assumptions used to evaluate the changes in the fair value of each estimate that would result from changes in the assumptions. We tested the completeness and accuracy of the underlying data used in the valuation. We involved firm valuation specialists to assist us in our evaluation of the Company’s valuation model, related assumptions and outputs of the valuation model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2013.

Phoenix, Arizona

April 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited Verra Mobility Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Verra Mobility Corporation (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Redflex Holdings Limited and T2 Systems Parent Corporation, which is included in the 2021 consolidated financial statements of the Company and constituted approximately 7.4% of total assets as of December 31, 2021 and approximately 8.2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Redflex Holdings Limited and T2 Systems Parent Corporation.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management identified a material weakness related to the Company’s monitoring activities over the acquisition of Redflex Holdings Limited, a material weakness related to control activities over the acquisition of Redflex Holdings Limited and a material weakness related to controls specific to a third-party application.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated April 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

April 22, 2022

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$101,283	$120,259
Restricted cash	3,149	633
Accounts receivable (net of allowance for credit losses of $12.1 million and $11.5 million at December 31, 2021 and 2020, respectively)	160,979	168,783
Unbilled receivables	29,109	14,045
Inventory, net	12,093	113
Prepaid expenses and other current assets	41,456	24,204
Total current assets	348,069	328,037
Installation and service parts, net	13,332	7,944
Property and equipment, net	96,066	70,284
Operating lease assets	38,862	29,787
Intangible assets, net	487,299	342,139
Goodwill	838,867	586,435
Other non-current assets	14,561	2,699
Total assets	$1,837,056	$1,367,325
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$67,556	$34,509
Deferred revenue	27,141	749
Accrued liabilities	38,435	14,887
Payable to related party pursuant to tax receivable agreement, current portion	5,107	4,791
Current portion of long-term debt	36,952	9,104
Total current liabilities	175,191	64,040
Long-term debt, net of current portion	1,206,802	832,941
Operating lease liabilities, net of current portion	34,984	27,986
Payable to related party pursuant to tax receivable agreement, net of current portion	56,615	67,869
Private placement warrant liabilities	38,466	30,866
Asset retirement obligation	11,824	6,409
Deferred tax liabilities, net	47,524	21,148
Other long-term liabilities	5,686	494
Total liabilities	1,577,092	1,051,753
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 156,079 and 162,269 shares issued and outstanding at December 31, 2021 and 2020, respectively	16	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	309,883	373,620
Accumulated deficit	(81,416)	(94,850)
Accumulated other comprehensive (loss) income	(5,094)	211
Total stockholders' equity	259,964	315,572
Total liabilities and stockholders' equity	$1,837,056	$1,367,325

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Service revenue	$492,846	$336,274	$416,723
Product sales	57,744	57,319	32,014
Total revenue	550,590	393,593	448,737
Cost of service revenue	5,337	3,967	5,561
Cost of product sales	29,809	29,573	13,919
Operating expenses	163,370	115,729	125,640
Selling, general and administrative expenses	123,407	89,664	85,493
Depreciation, amortization and (gain) loss on disposal of assets, net	116,801	116,844	115,771
Impairment of property and equipment	—	—	5,898
Total costs and expenses	438,724	355,777	352,282
Income from operations	111,866	37,816	96,455
Interest expense, net	44,942	40,865	60,729
Change in fair value of private placement warrants	7,600	1,133	16,267
Tax receivable agreement liability adjustment	(1,016)	6,850	(106)
Loss on extinguishment of debt	5,334	—	—
Other income, net	(12,895)	(11,885)	(11,092)
Total other expenses	43,965	36,963	65,798
Income before income taxes	67,901	853	30,657
Income tax provision	26,452	5,431	13,581
Net income (loss)	$41,449	$(4,578)	$17,076
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5,305)	2,788	3,244
Total comprehensive income (loss)	$36,144	$(1,790)	$20,320
Net income (loss) per share:
Basic	$0.26	$(0.03)	$0.11
Diluted	$0.25	$(0.03)	$0.11
Weighted average shares outstanding:
Basic	159,983	161,632	157,890
Diluted	163,778	161,632	160,080

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2018	156,057	$16	$73,150	$327,642	$(106,397)	$(5,821)	$288,590
Net income	—	—	—	—	17,076	—	17,076
Cumulative effect of adoption of the new revenue accounting standard	—	—	—	—	(257)	—	(257)
Adjustment to equity infusion from Gores	—	—	—	(7,001)	—	—	(7,001)
Adjustment to tax receivable agreement liability	—	—	—	2,940	—	—	2,940
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of restricted stock units ("RSUs")	593	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,990)	—	—	(4,990)
Stock-based compensation	—	—	—	10,012	—	—	10,012
Other comprehensive income	—	—	—	—	—	3,244	3,244
Balance as of December 31, 2019	159,150	$16	$54,862	$346,891	$(89,578)	$(2,577)	$309,614
Net loss	—	—	—	—	(4,578)	—	(4,578)
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of RSUs	619	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,147)	—	—	(4,147)
Stock-based compensation	—	—	—	12,589	—	—	12,589
Other comprehensive income, net of tax	—	—	—	—	—	2,788	2,788
Balance as of December 31, 2020	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net income	—	—	—	—	41,449	—	41,449
Share repurchase and retirement	(6,849)	—	—	(71,985)	(28,015)	—	(100,000)
Vesting of RSUs	647	—	—	—	—	—	—
Exercise of stock options	12	—	—	155	—	—	155
Payment of employee tax withholding related to RSUs vesting	—	—	—	(5,691)	—	—	(5,691)
Stock-based compensation	—	—	—	13,784	—	—	13,784
Other comprehensive loss, net of tax	—	—	—	—	—	(5,305)	(5,305)
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$41,449	$(4,578)	$17,076
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,753	116,570	115,566
Amortization of deferred financing costs and discounts	5,170	5,437	6,641
Impairment of property and equipment	—	—	5,898
Change in fair value of private placement warrants	7,600	1,133	16,267
Tax receivable agreement liability adjustment	(1,016)	6,850	(106)
Loss on extinguishment of debt	5,334	—	—
Credit loss expense	9,588	14,391	8,100
Deferred income taxes	(10,640)	(4,746)	(10,894)
Stock-based compensation	13,784	12,589	10,012
Other	308	1,210	1,721
Changes in operating assets and liabilities:
Accounts receivable, net	14,946	(90,592)	(12,662)
Unbilled receivables	(7,753)	5,964	(6,428)
Inventory, net	2,798	—	—
Prepaid expenses and other assets	(5,097)	3,829	(7,150)
Deferred revenue	(3,966)	58	316
Accounts payable and other current liabilities	8,296	(16,925)	(8,510)
Other liabilities	(4,383)	(4,281)	(2,045)
Net cash provided by operating activities	193,171	46,909	133,802
Cash Flows from Investing Activities:
Acquisitions, net of cash and restricted cash acquired	(451,237)	—	(25,519)
Purchases of installation and service parts and property and equipment	(24,998)	(24,260)	(29,685)
Cash proceeds from the sale of assets	265	107	231
Net cash used in investing activities	(475,970)	(24,153)	(54,973)
Cash Flows from Financing Activities:
Borrowings on revolver	25,000	—	—
Borrowings of long-term debt	1,245,500	—	—
Repayment of long-term debt	(884,530)	(28,779)	(9,104)
Payment of debt issuance costs	(10,646)	(1,078)	(426)
Payment of debt extinguishment costs	(1,066)	—	—
Share repurchase and retirement	(100,000)	—	—
Proceeds from exercise of stock options	155	—	—
Payment of employee tax withholding related to RSUs vesting	(5,691)	(4,147)	(4,990)
Net cash provided by (used in) financing activities	268,722	(34,004)	(14,520)
Effect of exchange rate changes on cash and cash equivalents	(2,383)	(290)	1,040
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,460)	(11,538)	65,349
Cash, cash equivalents and restricted cash - beginning of period	120,892	132,430	67,081
Cash, cash equivalents and restricted cash - end of period	$104,432	$120,892	$132,430

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$101,283	$120,259	$131,513
Restricted cash	3,149	633	917
Total cash, cash equivalents, and restricted cash	$104,432	$120,892	$132,430

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Interest paid	$35,786	$35,822	$55,197
Income taxes paid, net of refunds	35,774	12,638	24,357
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	—	18,287	18,288
Additions related to asset retirement obligations, property and equipment, and other (a)	1,397	133	230
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	1,714	1,289	4,204
Contingent consideration related to NuPark acquisition	1,450	—	—
Tenant improvement allowance included in property and equipment	—	—	581
Gores equity infusion working capital adjustment payable to related party	—	—	7,001
Reduction to tax receivable agreement liability	—	—	2,940
(a) Asset retirement obligations of $3.9 million assumed as part of the Redflex acquisition are excluded from these additions.

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation (“Greenlight”), PE Greenlight Holdings, LLC, AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, Gores changed its name to Verra Mobility Corporation. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Verra Mobility offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Canada and Europe. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 18).

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

The Government Solutions segment offers photo enforcement solutions and services to its customers. Through its acquisition of Redflex Holdings Limited (“Redflex”) on June 17, 2021, the Company expanded its current footprint in the United States and gained access to international markets (see Note 3. Acquisitions). The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations acquired through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

The Parking Solutions segment offers an integrated suite of parking software and hardware solutions to its customers which include universities, municipalities, parking operators, healthcare facilities and transportation hubs. The Company added this new operating segment as a result of the acquisition of T2 Systems Parent Corporation (“T2 Systems”) on December 7, 2021, which allows the Company to diversify its operations into the parking solutions space (see Note 3. Acquisitions). The Parking Solutions segment develops specialized hardware and parking management software which provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. T2 Systems also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include those related to the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, revenue recognition, inventory valuation, allowance for credit losses, fair value of the private placement warrant liabilities, valuation allowance on deferred tax assets, impairment assessments of goodwill, intangible assets and other long-lived assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less when acquired to be cash equivalents.

Restricted Cash

The Company collects cash on behalf of customers under certain contracts which it deposits daily into Company bank accounts and transfers regularly to customer bank accounts. Restricted cash represents customer cash collected but not yet remitted to the customer. Restricted cash is classified as a current asset and the corresponding liability is classified in current liabilities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, accounts receivable and unbilled receivables. The Company limits cash and cash equivalents to highly rated financial institutions.

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	For the Year Ended December 31,
	2021	2020	2019
City of New York Department of Transportation	26.6%	31.3%	14.6%

The City of New York Department of Transportation (“NYCDOT”) represented 39% and 59% of total accounts receivable, net as of December 31, 2021 and 2020, respectively. The total outstanding receivables balance decreased $35.7 million at December 31, 2021 compared to the outstanding balance at December 31, 2020 as the Company collected approximately $182 million during 2021 from the customer. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	For the Year Ended December 31,
	2021	2020	2019
Hertz Corporation	12.6%	12.0%	18.7%
Avis Budget Group, Inc.	12.3%	9.5%	14.5%
Enterprise Holdings, Inc.	11.4%	11.3%	13.5%

No Commercial Services customer exceeded 10% of total accounts receivable, net as of any period presented.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivables, net for the Parking Solutions segment.

Allowance for Credit Losses

Accounts receivable and unbilled receivables are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable and unbilled receivables have normal trade terms of less than one year and are initially stated at the amounts billed to the customers and subsequently measured at amortized cost net of allowance for credit losses. Unbilled receivables are recorded when revenues have been earned but have not been included on a customer invoice through the end of the current period.

The Company reviews historical credit losses and customer payment trends on receivables and develops loss rate estimates as of the balance sheet date, which includes adjustments for current and future expectations using probability-weighted assumptions about potential outcomes. Receivables are written off against the allowance for credit losses when it is probable that amounts will not be collected based on the terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. No interest or late fees are charged on delinquent accounts.

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the years ended December 31, 2021 and 2020, respectively:

($ in thousands)	Commercial Services (Driver-billed)(1)	Commercial Services (All other)	Government Solutions	Total(3)
Balance at January 1, 2020 (2)	$5,272	$1,406	$1,778	$8,456
Credit loss expense	6,554	4,945	2,892	14,391
Write-offs, net of recoveries	(8,616)	(2,074)	(686)	(11,376)
Balance at December 31, 2020	$3,210	$4,277	$3,984	$11,471
Credit loss expense (income)	11,040	(1,138)	(314)	9,588
Write-offs, net of recoveries	(8,853)	(47)	(21)	(8,921)
Balance at December 31, 2021	$5,397	$3,092	$3,649	$12,138

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.
(2)
This includes a $0.8 million increase to allowance for credit losses as a result of adopting the credit loss standard.
(3)
The activity related to the Parking Solutions segment was not material since the date of acquisition.

The Company evaluates the adequacy of its allowance for expected credit losses by comparing its actual write-offs to its previously recorded estimates and adjusts appropriately.

The Company adjusted down its estimate for credit loss as of December 31, 2021 for the Commercial Services (All other) segment to reflect improved economic conditions based on customer payment trends in the last 12 months. The credit loss estimate as of December 31, 2020 was based on higher probabilities of loss given the uncertainty caused by COVID-19 on the travel industry. The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of December 31, 2021 increased compared to the prior year due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19.

Inventory, net

Inventories consist of parts and electronic components used in the production of parking management related hardware sold to certain Parking Solutions customers and photo enforcement equipment sold to certain Government Solutions customers. Inventories are stated at cost on a first-in, first-out basis or net realizable value. The Company assesses the value of its inventories and writes down the cost to net realizable value upon evaluation of historical experience and assumptions regarding future usage, and any such write down establishes a new cost basis for the items.

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of our photo enforcement systems. Installation and service parts are stated at cost and are reclassified to property and equipment upon initiation of construction. Installation and service parts used in repairs and maintenance are recorded as operating expenses.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. All repairs and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets as follows:

Building	39 years
Equipment installed at customer sites	3-7 years
Computer equipment	3-5 years
Furniture	3-10 years
Automobiles	3-7 years
Software	3-7 years
Leasehold improvements	Shorter of lease term or estimated useful life

Equipment installed at customer sites includes certain installation costs that qualify for capitalization. Software costs include certain internal and external costs associated with the development of software that are incurred during the application development stage. In addition, a modification or upgrade to existing software is capitalized only to the extent it results in additional functionality to existing software. Software maintenance and training costs are expensed as incurred. The Company capitalized internally developed software costs of $3.0 million, $5.1 million and $2.1 million during fiscal years 2021, 2020, and 2019 respectively.

Equity Investment

The Company holds an investment in privately held equity securities which is recorded at cost and adjusted for observable transactions for same or similar investments or for impairment. Investment gains and losses are recorded in other income, net.

Valuations of privately held securities require judgment due to the lack of readily available observable market data. The carrying value is not adjusted if there are no identified events that would indicate a need for upward or downward adjustments or changes in circumstances that may indicate impairment. In determining the estimated fair value of its investment, the Company utilizes the most recent data available. The Company assesses it investment for impairment quarterly using both qualitative and quantitative factors. If an investment is considered impaired, an impairment loss is recognized and a new carrying value is established for the investment. Our analysis did not indicate impairment as of December 31, 2021. See Note 16, Related Party Transactions for more information.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on a qualitative analysis, it is determined more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a one-step quantitative impairment test is performed. Reporting units are identified by assessing whether the components of the Company’s operating segments constitute businesses for which discrete financial information is available and if segment management regularly reviews the operating results of those components. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit. The date of the Company’s annual impairment analysis is October 1. The annual qualitative analysis did not indicate any impairment as of the fiscal years ended December 31, 2021, 2020 and 2019.

In June 2021, the Company acquired Redflex and determined that the Redflex international operations represent a new reporting unit for the purposes of assessing potential impairment of goodwill, and therefore the Government Solutions operating segment was divided into two reporting units. In December 2021, the Company created a new operating and reportable segment, Parking Solutions, as a result of the acquisition of T2 systems, which was determined to be a separate reporting unit. As of December 31, 2021, the Company has four reporting units for the purposes of assessing potential impairment of goodwill.

Intangible Assets

Intangible assets represent existing customer relationships, trademarks, developed technology (hardware and software) and non-compete agreements. Intangible assets are amortized over their respective estimated useful lives on a straight-line basis, which approximates the utilization of their expected future benefits. Amortization of intangible assets is included in depreciation, amortization and (gain) loss on disposal of assets, net in the consolidated statements of operations.

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

The state of Texas passed legislation as of June 1, 2019, to ban red-light photo enforcement programs across the state, with certain carve-outs for some existing programs. The Company considered this a triggering event for potential impairment and evaluated the recoverability of property and equipment used in the operations of red-light photo enforcement programs in Texas. As a result, the Company recognized an impairment charge in the Government Solutions segment of $5.9 million for fiscal year 2019, which was included in impairment of property and equipment in the consolidated statements of operations. We did not have any indicators of impairment related to long-lived assets for the years ended December 31, 2021 or 2020.

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

Warrants

As of December 31, 2021, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 Private Placement Warrants and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

The Warrants became exercisable on November 16, 2018, 30 days following the completion of the Business Combination, and expire five years after that date, or earlier upon redemption or liquidation. The Company may redeem the outstanding Warrants at a price of $0.01 per warrant, if the last sale price of its Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day before it sends the notice of redemption to the Warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by Gores Sponsor II, LLC or its permitted transferees.

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

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s Public Warrants meet the criteria for equity classification and accordingly, are reported as a component of shareholders’ equity while the Company’s Private Placement Warrants do not meet the criteria for equity classification because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model. Shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with GAAP. As the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted income (loss) per share, if such exercise is dilutive to income (loss) per share.

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

The carrying amounts reported in the Company’s consolidated balance sheets for cash, accounts receivable, accounts payable, accrued expenses and the PPP Loan approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long term debt was calculated based upon available market information. The carrying value and the estimated fair value are as follows:

	Level in	December 31, 2021		December 31, 2020
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$871,467	$895,125	$—	$—
Senior Notes	2	344,918	355,250	—	—
2018 Term Loan	2	—	—	842,045	861,314
Revolver	2	24,435	25,000	—	—

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	December 31, 2021	December 31, 2020
Stock price	$15.43	$13.42
Strike price	$11.50	$11.50
Volatility	48.0%	44.0%
Remaining life (in years)	1.8	2.8
Risk-free interest rate	0.66%	0.16%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$5.77	$4.63

The Company is exposed to valuation risk on its Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase to the volatility input at December 31, 2021 would increase the estimated fair value by $0.30 per unit. A 5% decrease to the volatility input at December 31, 2021 would decrease the estimate fair value by $0.30 per unit. The following summarizes the changes in the private placement warrant liabilities included in net income (loss) for the respective periods:

($ in thousands)	December 31, 2021	December 31, 2020
Beginning balance	$30,866	$29,733
Change in fair value of private placement warrants	7,600	1,133
Ending balance	$38,466	$30,866

The Company's equity investment is measured at cost of $3.7 million and only adjusted to fair value if there are identified events that would indicate a need for upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy.

The fair value of contingent consideration payable in connection with the NuPark acquisition is classified within level 3 of the fair value hierarchy. The valuation of the contingent consideration was measured using a discounted cash flow model. The significant unobservable inputs used in the measurement of consideration relate to forecasts of annualized revenue developed by the Company.

Asset Retirement Obligation

The Company records obligations to perform certain retirement activities on camera and speed enforcement systems in the period that the related assets are placed in service. Asset retirement obligations are contractual obligations to restore property to its initial state. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to operating expenses in the consolidated statements of operations. The associated asset retirement obligation is capitalized as part of the related asset’s carrying value and is depreciated over the asset’s estimated remaining useful life. When events and circumstances indicate that the original estimates used for asset retirement obligations may need revision, the Company reassesses the assumptions used and adjusts the liability appropriately.

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit facilities (See Note 9). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal years 2021, 2020 and 2019 was $5.2 million, $5.4 million, and $6.6 million respectively.

Income Taxes

The Company accounts for income taxes under the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years, while deferred tax liabilities generally represent items that generate a future tax liability for items where deductions have been accelerated for tax purposes. The Company provides a valuation allowance for deferred tax assets if it is more likely than not that some portion or all of the tax assets will not be realized. The Company calculates the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating losses and tax credit carryforwards by jurisdiction, the reversal of existing taxable temporary differences and tax planning alternatives and strategies that may be available.

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

The Company’s policy is to recognize interest and penalties related to the underpayment of income taxes as a component of income tax provision or benefit.

Stock-based Compensation

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards for issuance to employees and directors. The Company grants restricted stock units (“RSUs”), stock options and performance share units (“PSUs”).

The Company recognizes the fair value of RSUs based on the Company’s common stock price at market close on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, and uses the Monte Carlo simulation model to determine the fair value of PSUs containing market conditions. The Black-Scholes model requires an assumption regarding the expected life of the stock option, which the Company estimated to be 6.25 years by applying the short-cut method permitted under SEC Staff Accounting Bulletin No. 110. The expected term of PSUs granted was three years, which matches the awards’ performance period. RSUs and stock options vest based on the continued service of the recipient. PSUs are issued upon continued service along with the relative satisfaction of a market condition that measures the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period. In addition, the Black-Scholes and the Monte Carlo models require assumptions to be made regarding the expected volatility of the Company’s stock price. Stock price volatility is determined by averaging an implied volatility with a measure of historical volatility. Stock options granted in 2021 had a weighted average expected volatility of 47.7% and a weighted average risk-free rate of 0.94%. The weighted average expected volatility of PSUs granted in 2021 was 50.4% and the weighted average risk-free rate used was 0.33%. Stock options granted in 2020 had a weighted average expected volatility of 34.5% and a weighted average risk-free rate of 0.73%. The expected volatility of PSUs granted in 2020 was 34.0% and the risk-free rate used was 0.61%. The Company did not have stock options or PSU grants in 2019.

Stock-based compensation expense for share-based awards is determined based on the grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based award. The compensation expense for the PSUs is recognized over the requisite service period regardless of whether the market condition is satisfied. Forfeitures are accounted for as they occur. See Note 14, Equity Incentive Plan, for more information on the Company’s share-based awards.

Revenue Recognition and Deferred Revenue

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

Government Solutions. The Government Solutions segment principally generates revenue by providing complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle for a majority of customers. The average initial term of a contract is 3 to 5 years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid. In instances when the consideration expected from the customer is subject to variation, any variable consideration affecting revenue recognition is allocated to the distinct period (the monthly period) that it relates to.

For bundled packages, the Company accounts for individual products and services separately if they are distinct – i.e., if a product or service is separately identifiable from other items in the bundle and if a customer can benefit from it as a stand-alone item. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices (“SSP”). The Company estimates the SSP for its services based upon observable evidence, market conditions and other relevant inputs. If products are sold without the related services, no allocation is required.

•
Product sales (sale of camera systems and installation) – the Company recognizes revenue when the installation process is completed and the camera system is ready to perform the services as expected by the customer. Generally, this occurs at site acceptance or first citation. The Company recognizes revenue for the sale of the camera system and installation services at a point in time.
•
Service revenue – the Company has determined its performance obligation is to provide a complete end-to-end safety and enforcement solution. Promises include providing a system to capture images, processing images taken by the camera, forwarding eligible images to the police department and processing payments on behalf of the municipality. The Company has determined that certain of the promises to its customers are capable of being distinct as they are capable of providing some measure of benefit to the customer either on their own or together with other resources that are readily available to the customer. However, the Company has determined the promises to its customers do not meet the criterion of being distinct within the context of its contracts. The Company would not be able to fulfill its promises individually as its customers could not obtain the intended benefit from the contract without the Company fulfilling all promises. Accordingly, the Company concluded that each contract represents one service offering and is a single performance obligation to the customer. Further, the Company accounts for all the services as a single continuous service. The Company applied the series guidance for those services as it stands ready to deliver those services over the contract period. The Company recognizes revenue from services over time, as they are performed.

As of December 31, 2020 and 2021, the Company had approximately $0.3 million and $8.9 million of deferred revenue in the Government Solutions segment. Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods. The majority of the remaining performance obligations as of December 31, 2021 are expected to be completed and recognized in 2022 and $3.2 million is expected to be recognized ratably between 2023 through 2027.

Parking Solutions. The newly acquired T2 Systems business offers an integrated suite of parking software and hardware solutions to its customers. Revenue since the date of acquisition was derived primarily from the sale of software as a service (“SaaS”) and specialized hardware. For bundled packages, the Company accounts for individual products and services separately if they are distinct and allocate the transaction price based on the relative SSP.

•
Revenue derived from the Company’s SaaS products is recognized ratably over the contractual service period beginning on the date the service is made available to the customer.
•
Revenue from hardware product sales is recognized at a point in time when ownership is transferred to the customer.

As of December 31, 2021, the Company had approximately $20.9 million of deferred revenue which represents amounts that have been invoiced in advance to the Parking Solutions customers and are expected to be recognized as revenue in 2022.

Significant Judgments

Significant judgment is required in order to identify contracts with customers and estimate transaction prices. Additional judgments are required for identifying the performance obligations and determining whether the services provided are able to be distinct, determining the transaction price as it relates to the different variable consideration structures identified in our contracts, the estimation of the SSP and the allocation of the transaction price by relative SSPs. Assumptions regarding timing of when control transfers to the customer also requires significant judgment in order to recognize revenue.

Credit Card Rebates

The Company earns volume rebates from total spend on purchasing cards and recognizes the income in other income, net in the consolidated statements of operations. For the fiscal years ended December 31, 2021, 2020 and 2019, the Company recorded $11.3 million, $8.5 million, and $11.8 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended December 31, 2021, 2020 and 2019, were $0.7 million, $0.8 million and $2.3 million, respectively and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

Certain assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement is included in other income, net in the consolidated statements of operations. The impact of foreign currency re-measurement was (losses) gains of $(0.2) million, $0.4 million and $(0.6) million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at current exchange rates while revenue and expenses are translated from functional currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive (loss) income in stockholders’ equity.

Acquisitions

The Company applies the acquisition method to account for business combinations. The Company allocates the fair value of the purchase price consideration to assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase consideration over the fair value of the identifiable assets and liabilities is recorded as goodwill. The Company includes the results of operations of businesses acquired from the date of the respective acquisition. Any transaction costs associated with acquisitions are expensed as incurred.

Measurement period adjustments to preliminary purchase price allocations are recognized in the period in which they are determined, with the effect on earnings of any changes in depreciation, amortization or other income resulting from such changes calculated as if the accounting had been completed at the acquisition date. If applicable, we estimate the fair value of contingent consideration payments in determining the purchase price. Contingent consideration is adjusted to fair value in subsequent periods as an increase or decrease in selling, general and administrative expenses.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, (Topic 820) Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements for fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this standard during the first quarter of 2021 and provided relevant disclosures for the private placement warrant liabilities, which are a Level 3 measurement that fall within the scope of the standard. See Fair Value of Financial Instruments section above.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The ASU removes specific exceptions to the general principles in Topic 740 in GAAP including the exception to the incremental approach for intra-period tax allocation, exceptions to accounting for basis differences when there are ownership changes in foreign investments, and the exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. The ASU also simplifies current guidance in relation to franchise taxes that are partially based on income, transactions with a government that result in a step-up in tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. The Company adopted the ASU as of January 1, 2021, which did not have a material impact on the Company’s financial statements or related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted this standard as of January 1, 2021, which did not have an impact on the Company’s financial statements and related disclosures, as the Company had no instruments subject to the standard. If the Company were to issue instruments subject to the standard in the future, such guidance as early adopted by the Company would apply.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The amendments are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. The Company early adopted the ASU during the fourth quarter of 2021 on a retrospective basis for all acquisitions completed in 2021 which did not have a material impact. As a result, it did not measure its deferred revenue at fair value for business combinations completed in fiscal year 2021. See Note 3. Acquisitions for additional information.

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

Under the terms of the 2021 Term Loan discussed below, in the event there is a benchmark transition away from LIBOR, a benchmark replacement rate has been defined in the 2021 Term Loan along with the mechanism for such a transition to take place. The Company does not anticipate this transition will have a material impact on its consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses the measurement and recognition of the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option if it remains equity-classified after the modification or exchange. The amendments are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted. The impact of the implementation of this guidance is still being determined by the Company.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require annual disclosures regarding the nature of any transactions with a government accounted for by applying a grant or contribution accounting model by analogy and the related accounting policy used, the effect of the assistance on the entity’s financial statements, and the significant terms and conditions of the transactions. The ASU is effective for annual periods beginning after December 15, 2021, and early application is permitted. The impact of the implementation of this guidance is still being determined by the Company.

3.
Acquisitions

Redflex Acquisition

On June 17, 2021, the Company completed the acquisition of Redflex, a public company limited by shares, incorporated in Australia and formerly listed on the Australian Securities Exchange. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, Europe, and Middle East regions. Redflex designs, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. The Company has included the financial results of Redflex in the consolidated financial statements from the date of acquisition.

Pursuant to the Scheme Implementation Agreement (the “Agreement”) entered into by the Company and Redflex on January 21, 2021, as amended by the Deed of Amendment and Consent, dated April 30, 2021, VM Consolidated, Inc., an indirect wholly owned subsidiary of the Company, purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share at consideration of A$152.5 million, or approximately US$117.9 million. Transaction costs for Redflex were $9.7 million which primarily related to professional fees and other expenses related to the acquisition, and were included within the selling, general and administrative expenses in the consolidated statements of operations.

The allocation of the preliminary purchase consideration is summarized as follows:

($ in thousands)	Reported At June 30, 2021	Measurement Period Adjustments	At December 31, 2021
Assets acquired
Cash and cash equivalents	$8,760	$—	$8,760
Restricted cash	2,163	—	2,163
Accounts receivable	6,870	—	6,870
Unbilled receivables	7,744	(2,461)	5,283
Property and equipment	27,541	2,268	29,809
Deferred tax assets	9,192	1,123	10,315
Other assets	13,729	5,518	19,247
Trademark	900	—	900
Customer relationships	23,500	2,400	25,900
Developed technology	18,200	—	18,200
Total assets acquired	118,599	8,848	127,447

Liabilities assumed
Accounts payable and accrued liabilities	30,137	1,799	31,936
Deferred revenue	1,772	6,276	8,048
Long-term debt	14,014	—	14,014
Other long-term liabilities	9,948	1,788	11,736
Total liabilities assumed	55,871	9,863	65,734
Goodwill	55,199	1,015	56,214
Total purchase consideration	$117,927	$—	$117,927

The Company recorded measurement period adjustments from the initial purchase price allocation presented as of June 30, 2021, to reflect new information obtained about facts and circumstances that existed as of the Redflex acquisition date. There was no material impact to the statement of operations as a result of these adjustments.

As of December 31, 2021, the evaluation of historical Redflex tax positions and the impact on assumed uncertain tax positions and other tax attributes is preliminary and the Company expects to finalize it as soon as practicable, but not later than one year from the acquisition date.

Goodwill consists largely of the expected cash flows and future growth anticipated for the Company and was assigned to the Company’s Government Solutions segment. Management has determined that the Redflex international operations represent a new reporting unit for the purposes of assessing potential impairment of goodwill, and as a result of the acquisition, the Government Solutions segment has two reporting units. The goodwill is not expected to be deductible for tax purposes. The customer relationships value was based on the multi-period excess earnings methodology utilizing projected cash flows. The significant assumptions used to value customer relationships included, among others, customer churn rates, forecasted revenue growth rates attributable to existing customers, forecasted EBITDA margins and the discount rate. The values for the trademark and the developed technology related assets were based on a relief-from-royalty method. The significant assumptions used to value these intangible assets included, among others, forecasted revenue growth rates, royalty rates and the expected obsolescence curve. The trademark, customer relationships and the developed technology related assets were assigned useful lives of 5.0 years, 10.0 years, and 8.7 years, respectively.

T2 Systems Acquisition

On December 7, 2021, the Company acquired all of the outstanding shares of T2 Systems Parent Corporation (“T2 Systems”), which offers an integrated suite of parking software and hardware solutions to its customers. This acquisition supports our strategy to expand and diversify into new markets within the mobility sector. The Company has included the financial results of T2 Systems in the consolidated financial statements from the date of acquisition, and reported within the newly created Parking Solutions segment.

The Company paid a purchase price of $353.2 million. Transaction costs for T2 Systems were $2.7 million which primarily related to professional fees and other expenses related to the acquisition, and were included within the selling, general and administrative expenses in the consolidated statements of operations.

The allocation of the preliminary purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash and cash equivalents	$13,866
Restricted cash	228
Accounts receivable	9,673
Unbilled receivables	2,153
Inventory	7,467
Property and equipment	3,336
Prepaid and other assets	7,477
Trademark	3,200
Customer relationships	164,300
Developed technology	19,300
Total assets acquired	231,000

Liabilities assumed
Accounts payable and accrued liabilities	10,379
Deferred revenue	21,253
Deferred tax liability	37,129
Other liabilities	4,228
Total liabilities assumed	72,989
Goodwill	195,226
Total assets acquired and liabilities assumed	$353,237

Goodwill consists largely of the expected cash flows and future growth anticipated for the Company and was assigned to the Company’s Parking Solutions segment. The goodwill is not expected to be deductible for tax purposes. The preliminary customer relationships value was based on the multi-period excess earnings methodology utilizing projected cash flows. The significant assumptions used to value customer relationships included, among others, customer upsell and churn rates, forecasted revenue growth rates attributable to existing customers, forecasted EBITDA margins and the discount rate. The preliminary values for the trademark and the developed technology related assets were based on a relief-from-royalty method. The significant assumptions used to value these intangible assets included, among others, forecasted revenue growth rates, royalty rates and the expected obsolescence curve. The trademark, customer relationships and the developed technology related assets were assigned preliminary useful lives of 10.0 years, 10.0 years, and 6.1 years, respectively.

As of December 31, 2021, the valuation of assets acquired and liabilities assumed is preliminary. The primary areas that remain preliminary relate to the fair values of unbilled receivables, intangible assets acquired, deferred revenue, legal and other contingencies as of the acquisition date, income and non-income based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

NuPark Acquisition

On December 13, 2021, the Company completed the acquisition of NuPark (“NuPark”), a provider of parking services and permit management which expanded the Company's presence in the United States in the Parking Solutions segment. The acquisition date fair value of the consideration transferred to NuPark was approximately $7.0 million, which consisted primarily of $5.0 million of cash paid at closing and $1.5 million of contingent consideration payable. The Company recorded $0.3 million of tangible assets, $4.9 million of customer relationships intangible assets valued using a multi-period excess earnings methodology, with a preliminary estimated useful life of 10.0 years, and $1.3 million of assumed liabilities which was primarily deferred revenue. Goodwill recorded was $3.2 million for future growth anticipated for the Company and is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were preliminary estimates and the Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of NuPark in the consolidated financial statements from the date of acquisition, which were not material. The transaction costs for the acquisition were not material.

Pro Forma Financial Information (Unaudited)

The pro forma information below gives effect to the Redflex and T2 systems acquisitions as if they had been completed on the first day of each period presented. Pro forma information for NuPark was not provided as it was not material. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Redflex and T2 systems acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the acquisition of Redflex and T2 Systems. The pro forma information includes adjustments to record the assets and liabilities associated with the Redflex and T2 Systems acquisitions at their respective preliminary fair values and to give effect to the financing of the acquisitions.

	For the Year Ended December 31,
($ in thousands)	2021	2020
Revenue	$650,567	$530,807
Net income (loss)	30,099	(58,695)

The pro forma results primarily include adjustments related to amortization of intangibles, depreciation expense, interest expense and related debt extinguishment costs from the debt refinancing transactions and exclusion of acquisition-related costs and certain capitalized costs related to operating leases and developed technology.

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2021	2020
Prepaid services	$8,643	$2,989
Prepaid tolls	7,539	9,237
Deposits	6,742	3,474
Prepaid insurance	4,293	2,641
Prepaid computer maintenance	3,742	2,732
Prepaid income taxes	5,324	2,354
Costs to fulfill a customer contract	3,364	—
Other	1,809	777
Total prepaid expenses and other current assets	$41,456	$24,204

5.
Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2021	2020
Equipment installed at customer sites	$112,770	$79,039
Software	24,207	19,202
Leasehold improvements	9,255	9,938
Computer equipment	14,215	10,974
Furniture	2,662	2,079
Automobiles	4,761	2,899
Construction in progress	12,169	6,717
Property and equipment	180,039	130,848
Less: accumulated depreciation	(83,973)	(60,564)
Property and equipment, net	$96,066	$70,284

Depreciation expense was $26.8 million, $23.1 million and $22.8 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively, including depreciation related to costs to develop or implement software for internal use of $4.4 million, $4.3 million and $3.8 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

6.
Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2019	$424,404	$159,746	$—	$584,150
Foreign currency translation adjustment	2,285	—	—	2,285
Balance at December 31, 2020	426,689	159,746	—	586,435
Acquisition of Redflex	—	56,214	—	56,214
Acquisition of T2 Systems	—	—	195,226	195,226
Acquisition of NuPark	—	—	3,160	3,160
Foreign currency translation adjustment	(1,608)	(560)	—	(2,168)
Balance at December 31, 2021	$425,081	$215,400	$198,386	$838,867

Intangible assets consist of the following as of the respective period-ends:

	Weighted	Weighted	At December 31, 2021
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.5 years	3.7 years	$36,225	$31,429
Non-compete agreements	1.0 years	5.0 years	62,555	49,982
Customer relationships	6.5 years	9.3 years	561,767	167,255
Developed technology	2.2 years	5.8 years	202,768	127,350
Gross carrying value of intangible assets			863,315	$376,016
Less: accumulated amortization			(376,016)
Intangible assets, net			$487,299

	Weighted	Weighted	At December 31, 2020
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.3 years	3.0 years	$32,223	$29,358
Non-compete agreements	2.0 years	5.0 years	62,589	37,412
Customer relationships	5.9 years	8.9 years	367,512	123,784
Developed technology	2.3 years	5.5 years	166,217	95,848
Gross carrying value of intangible assets			628,541	$286,402
Less: accumulated amortization			(286,402)
Intangible assets, net			$342,139

Amortization expense was $89.9 million, $93.5 million and $92.8 million for fiscal years ended December 31, 2021, 2020 and 2019, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2022	$106,360
2023	77,609
2024	67,117
2025	64,419
2026	57,617
Thereafter	114,177
Total	$487,299

7.
Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2021	2020
Accrued salaries and wages	$15,744	$4,432
Current portion of operating lease liabilities	5,760	3,179
Accrued interest payable	4,209	170
Restricted cash due to customers	3,062	633
Advanced deposits payable	2,554	2,922
Income taxes payable	1,517	419
Payroll liabilities	1,876	1,755
Other	3,713	1,377
Total accrued liabilities	$38,435	$14,887

8.
Asset Retirement Obligation

The following summarizes the changes in the Company’s asset retirement obligation for the years ended December 31:

($ in thousands)	2021	2020
Asset retirement obligation, beginning balance	$6,409	$6,309
Liabilities incurred (a)	5,210	133
Accretion expense	308	259
Liabilities settled	(103)	(292)
Asset retirement obligation, ending balance	$11,824	$6,409

(a) This includes $3.9 million of asset retirement obligations assumed as part of the Redflex acquisition, and a $1.2 million increase resulting from a change in estimate for the impact of inflation.

9.
Long-term Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2021	2020
2021 Term Loan, due 2028	$895,125	$—
Senior Notes, due 2029	350,000	—
PPP Loan	2,933	—
2018 Term Loan	—	865,642
Revolver	25,000	—
Less: original issue discounts	(6,753)	(3,952)
Less: unamortized deferred financing costs	(22,551)	(19,645)
Total long-term debt	1,243,754	842,045
Less: current portion of long-term debt	(36,952)	(9,104)
Total long-term debt, net of current portion	$1,206,802	$832,941

The following table presents the aggregate principal and interest payments in future years on long-term debt as of December 31, 2021:

($ in thousands)	Principal	Interest (2)
2022 (1)	$34,019	$51,859
2023	9,019	51,508
2024	9,019	51,266
2025	9,019	50,849
2026	9,019	50,519
Thereafter	1,200,030	82,296
Total	$1,270,125	$338,297

(1) This excludes $2.9 million principal related to the PPP Loan that is expected to be forgiven, as discussed below.

(2) The variable interest rates in effect as of December 31, 2021, was used to calculate interest payments for the 2021 Term Loan and the Revolver borrowings.

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

The net proceeds from both the 2021 Term Loan and the Senior Notes received in March 2021 were used to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

On December 7, 2021, VM Consolidated Inc, entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repaying in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $895.1 million at December 31, 2021.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of December 31, 2021, the interest rate on the 2021 Term Loan was 3.6%.

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

The Company evaluated the March 2021 refinancing transactions on a lender-by-lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, the Company recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the year ended December 31, 2021, consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the new 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At December 31, 2021, the loan amount outstanding was $2.9 million and is payable within a year, and is included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and, as of December 31, 2021, was still awaiting approval from the SBA.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of December 31, 2021.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. At December 31, 2021, the Company was compliant with all debt covenants. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan and the Revolver.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $44.9 million, $40.9 million and $60.7 million for the fiscal years ended December 31, 2021, 2020 and 2019 respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 4.1% and 3.4% at December 31, 2021 and December 31, 2020, respectively.

10.
Leases

The Company’s operating leases primarily consist of office and equipment leases expiring at various dates through April 2035. The Company has lease agreements with lease and non-lease components and has elected to account for such components as a single lease component. The Company recognizes and measures contracts containing a lease and determines lease classification at commencement. Right of use operating assets and lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, the Company used its estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Certain of the lease agreements have rent abatement and escalating rental payment provisions. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material short-term leases and does not engage in subleasing activities.

As of December 31, 2021, operating leases have a remaining weighted average lease term of 9.5 years and operating lease liabilities were measured using a weighted average discount rate of 4.9%. The total operating lease costs for the fiscal years ended December 31, 2021, 2020 and 2019 were $7.5 million, $5.3 million and $5.7 million, respectively. Variable lease costs for fiscal years ended December 31, 2021 and 2020 were approximately $1.4 million and $1.1 million, respectively. Finance leases for the Company are immaterial.

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2021	2020
Operating lease liabilities, net of current portion	$34,984	$27,986
Current portion	5,760	3,179
Total operating lease liabilities	$40,744	$31,165

The following provides future maturities of operating lease liabilities as of December 31, 2021:

($ in thousands)
2022	$7,361
2023	6,731
2024	6,264
2025	4,794
2026	4,324
Thereafter	23,498
Total minimum payments	52,972
Less: amount representing interest	(12,228)
Total	$40,744

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

The components of basic and diluted net income (loss) per share are as follows:

	For the Year Ended December 31,
(In thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss)	$41,449	$(4,578)	$17,076
Denominator:
Weighted average shares - basic	159,983	161,632	157,890
Common stock equivalents	3,795	—	2,190
Weighted average shares - diluted	163,778	161,632	160,080
Net income (loss) per share - basic	$0.26	$(0.03)	$0.11
Net income (loss) per share - diluted	$0.25	$(0.03)	$0.11
Antidilutive shares excluded from diluted net income (loss) per share:
Contingently issuable shares (1)	5,000	5,000	7,500
Public warrants	—	13,333	—
Private placement warrants	6,667	6,667	6,667
Non-qualified stock options	1,018	614	—
Performance share units	130	106	—
Restricted stock units	432	2,203	3,004
Total antidilutive shares excluded	13,247	27,923	17,171

(1) Contingently issuable shares relate to the earn-out agreement as discussed in Note 16, Related Party Transactions.
12.
Income Taxes

In December 2019, COVID-19 emerged and spread throughout the world causing severe disruption to the global economy. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law after COVID-19 was declared a pandemic. There were several income tax provisions and other non-tax matters incorporated into law as a result of the enactment of the CARES Act. The Company applied certain articles of the CARES Act in the income tax provision, including the increased interest deduction allowed up to 50 percent of adjusted taxable income for tax years 2019 and 2020. For the year ended December 31, 2019, the Company deducted an additional $4.7 million in interest expense in the 2019 federal income tax return as a result of the increased adjusted taxable income limitation. In addition, the Company elected to delay the employer-side of the FICA payments until 2021 as provided under the CARES Act, which were paid on September 15, 2021.

Income before income taxes consisted of:

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
U.S.	$77,101	$6,429	$33,655
Foreign	(9,200)	(5,576)	(2,998)
Total income before incomes taxes	$67,901	$853	$30,657

The income tax provision consisted of the following items:

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Current
Federal	$25,361	$4,169	$16,901
State	10,523	5,399	7,316
Foreign	160	652	673
Total current	36,044	10,220	24,890
Deferred
Federal	(7,434)	(1,308)	(8,542)
State	(1,627)	(2,615)	(2,092)
Foreign	(531)	(866)	(675)
Total deferred	(9,592)	(4,789)	(11,309)
Income tax provision	$26,452	$5,431	$13,581

A reconciliation to the income tax provision from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Income tax provision at statutory rate	$14,259	$179	$6,438
State income taxes, net of federal income tax effect	6,748	1,188	2,360
Tax rate changes/ valuation of deferred tax items	586	1,353	998
162(m) limitation	1,325	1,179	1,289
Non-deductible expenses	174	1,786	450
Stock-based compensation	(752)	(38)	(716)
Unrecognized tax benefits	174	(929)	(741)
Tax impact for change in fair value of warrants	1,596	237	3,416
Change in valuation allowance	1,435	924	317
Non-deductible transaction costs	1,078	19	270
Research and development credits	(125)	(121)	(232)
Other	(46)	(346)	(268)
Total income tax provision	$26,452	$5,431	$13,581

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2021	2020
Deferred tax assets:
Accrued expenses and other	$7,334	$1,027
Allowance for credit losses	4,927	4,838
Net operating loss carryforward	18,193	3,626
Interest expense limitation carryforward	5,935	1,070
Federal and state income tax credits	5,295	1,132
ASC 842 operating lease liabilities	9,578	8,679
Transaction costs	446	319
Other	1,042	1,210
Gross deferred tax assets	52,750	21,901
Valuation allowance	(3,785)	(3,422)
Deferred tax assets, net of valuation allowance	48,965	18,479
Deferred tax liabilities:
Intangible assets and transaction costs	(62,116)	(16,358)
Property and equipment	(13,562)	(10,285)
Financing costs	(3,077)	(3,730)
Prepaid assets	(1,235)	(957)
ASC 842 operating lease assets	(9,104)	(8,297)
481(a) adjustment, net	(857)	—
Gross deferred tax liabilities	(89,951)	(39,627)
Total deferred tax liabilities, net	$(40,986)	$(21,148)

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

The Company performed an analysis of the reversal of the deferred tax assets and considered the overall business environment, historical earnings and the outlook for future years. The Company determined that it is more likely than not that the benefit from certain state and foreign net operating loss carryforwards will not be realized as of the years ended December 31, 2021 and 2020, and as such provided a valuation allowance of $3.8 million and $3.4 million, respectively. The valuation allowance could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

The net operating loss carryforwards represent $158.7 million and $31.1 million of federal, state and foreign net operating losses at December 31, 2021 and 2020, respectively. The federal net operating loss carryforward at December 31, 2021 consists of $12.1 million of losses that were generated prior to 2018 and will expire by 2036 if not previously utilized and $26.0 million of losses that were generated after 2017 with no expiration date. The Company also has certain tax credits of $6.4 million and $1.5 million at December 31, 2021 and 2020, respectively, which if unused will begin to expire in 2025.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2021	2020
Balance at the beginning of the year	$953	$1,735
Increases/(decreases) related to current year tax positions	447	126
Increases/(decreases) related to prior year tax positions	1,478	299
Expiration due to statute of limitations	—	(1,207)
Balance at the end of the year	$2,878	$953

Included in the balance of unrecognized tax benefits as of December 31, 2021 were $1.7 million of tax benefits that, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized less than $0.1 million for fiscal year 2021 and $1.0 million for fiscal year 2020, in interest and penalties. At December 31, 2021 and 2020, the Company had accrued interest and penalties of less than $0.1 million at the end of both periods. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various states. The Company files U.S. federal and various foreign income tax returns which are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they are filed. The Company’s state income tax returns are generally no longer subject to income tax examination by tax authorities prior to 2017; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by various state tax jurisdictions for the years 2018 and 2019, however, no material adjustments are anticipated. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

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

The Company authorized a share repurchase program during the third quarter of 2021 as discussed below in Note 16, Related Party Transactions.

14.
Equity Incentive Plan

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards including restricted stock units (“RSUs”), performance share units (“PSUs”) and non-qualified stock options to employees and non-employee directors. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 10,864,000 as of December 31, 2021, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2021, the Company had an aggregate of 4,809,837 shares of common stock available for future grants under the 2018 Plan.

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

The Company grants PSUs to senior executives which consist of a right to receive shares at the end of a three-year period. PSUs are issued upon continued service along with the relative satisfaction of a market condition that measures the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period. The level at which the performance condition is attained upon the completion of the performance period determines the actual number of shares of the Class A Common Stock into which the PSUs will be converted. The conversion percentage ranges from 0% up to 150% of the target level.

The following table summarizes the activity of the Company’s RSUs and PSUs:

	RSUs		PSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	4,437	$10.13	—	$—
Granted	400	$11.32	—	$—
Vested	(953)	$10.13	—	$—
Forfeited	(880)	$10.17	—	$—
Balance at December 31, 2019	3,004	$10.28	—	$—
Granted	576	$12.12	116	$13.88
Vested	(986)	$10.35	—	$—
Forfeited	(391)	$10.74	(10)	$13.88
Balance at December 31, 2020	2,203	$10.64	106	$13.88
Granted	736	$14.12	154	$16.28
Vested	(1,018)	$10.41	—	$—
Forfeited	(229)	$13.40	(31)	$16.97
Balance at December 31, 2021	1,692	$11.92	229	$15.07

The fair value of RSUs vested during fiscal years 2021, 2020 and 2019 was $10.6 million, $10.2 million and $9.7 million, respectively. There were no PSUs that vested to date. As of December 31, 2021, we had $15.6 million and $2.0 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted average period of 2.0 years.

Stock Options

During fiscal years 2020 and 2021, the Company granted stock options that vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates, with a contractual term of ten years. The Company did not grant stock options during fiscal year 2019. The following table summarizes the activity of the Company’s stock options:

	Stock Options Outstanding
	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Balance at December 31, 2019	—	—
Granted	720	$12.56
Exercised	—	—
Forfeited	(106)	$12.56
Balance at December 31, 2020	614	$12.56
Granted	731	$13.95
Exercised	(12)	$12.62		$36
Forfeited	(170)	$14.29
Balance at December 31, 2021	1,163	$13.18	8.7 years	$2,636

Exercisable at December 31, 2021	141	$12.55	8.2 years	$407
Unvested and expected to vest at December 31, 2021	1,022	$13.26	8.8 years	$2,229

The weighted average fair value of options granted in fiscal year 2020 and 2021 was $4.36 and $6.47, respectively. There were 141,218 stock options that vested in fiscal year 2021 with a total fair value of $0.6 million. There were no stock options that vested in fiscal year 2020. The Company received approximately $0.2 million related to stock options exercised during fiscal year 2021. As of December 31, 2021, we had $4.4 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.8 years.

The following details the components of stock-based compensation for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2021	2020	2019
Operating expenses	$815	$837	$819
Selling, general and administrative expenses	12,969	11,752	9,193
Total stock-based compensation expense	$13,784	$12,589	$10,012

Tax benefits attributable to stock-based compensation represented approximately $4.6 million, $2.9 million and $3.4 million, before limitations under section 162(m) of the Internal Revenue Code, during the years ended December 31, 2021, 2020 and 2019, respectively.

15.
Employee Benefit Plan

The Company has a 401(k) plan that covers U.S. employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $1.9 million, $1.7 million and $1.7 million during the fiscal years ended December 31, 2021, 2020 and 2019, respectively.

The Company also makes superannuation contributions for eligible non-U.S. based employees in accordance with the employer contribution rate set by the applicable country. The expense related to these contributions was $1.1 million during the fiscal year ended December 31, 2021.

16.
Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into the Tax Receivable Agreement (“Tax Receivable Agreement”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”). The Tax Receivable Agreement generally provides for the payment to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increased tax basis of certain acquired intangibles prior to the Business Combination. The Company generally retains the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company made adjustments to this amount.

At December 31, 2021, the Tax Receivable Agreement liability was approximately $61.7 million of which $5.1 million was the current portion and $56.6 million was the non-current portion, both of which are included in the respective payable to the related party pursuant to tax receivable agreement line items on the consolidated balance sheets. The Company made a $4.8 million payment during the first quarter of 2021 and a $5.1 million payment during the fourth quarter of 2021 related to tax years 2019 and 2020, respectively.

The Company recorded a $1.0 million tax benefit in fiscal year 2021, a $6.8 million tax expense in fiscal year 2020 and a $0.1 million tax benefit in fiscal year 2019. The Tax Receivable Agreement liability adjustment in 2021 is a result of lower estimated state tax rates due to changes in apportionment, whereas in 2020 it is a result of higher state tax rates due to changes in apportionment.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of December 31, 2021. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2021, the potential future shares issuable pursuant to the earn-out are between zero and 5.0 million.

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

Share Repurchase and Retirement

On August 9, 2021, the Company announced that its Board authorized a share repurchase program for up to an aggregate amount of $100 million of its outstanding shares of Class A Common Stock. On August 20, 2021, the Company repurchased and retired 6,849,315 shares of its Class A Common Stock from the Platinum Stockholder at a price per share of $14.60, which was equal to the price at which the underwriter exercised the overallotment option for the secondary offering discussed above. The Company paid $100 million to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from the common stock account, reducing $72.0 million in the additional paid-in-capital account using the share price when the stock was originally issued, and the remaining excess cost of $28.0 million by increasing the accumulated deficit account.

Go Safe Investment

Redflex Irish Investments Pty Ltd, a wholly owned indirect subsidiary of the Company, owns a 16% non-voting equity interest in Road Safety Operations Holdings Unlimited, which has a subsidiary, Road Safety Operations Holdings T/A Go Safe Ireland ("Go Safe"), who provides speed and traffic enforcement services and related equipment to its customers in Ireland. This investment was approximately $3.7 million as of December 31, 2021, and is presented within other non-current assets on the consolidated balance sheets. The Company is engaged as a vendor to supply equipment and services to Go Safe and related revenues earned were approximately $0.5 million and dividend income was $0.3 million for the year ended December 31, 2021.

17.
Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million and $6.3 million at December 31, 2021 and 2020, respectively. In addition, the Company has $1.8 million of bank guarantees at December 31, 2021 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2021 were $36.5 million. The majority of these outstanding commitments are expected to be incurred in 2022 and approximately $2.0 million expected to be incurred in 2024.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has determined that resolution of pending matters is not probable to have a material adverse impact on its consolidated results of operations, cash flows, or financial position, and accordingly, no material contingency accruals are recorded. However, the outcome of litigation is inherently uncertain. As additional information becomes available, the Company reassesses the potential liability.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (“City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. have appealed the trial court’s ruling granting class certification, which remains pending. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

HTA Settlement Agreement

During the third quarter of 2020, we entered into a Settlement and Release Agreement with the former owners of Highway Toll Administration, LLC (the “HTA Settlement Agreement”) related to certain terms in dispute for which the Company sought indemnification. In connection with the HTA Settlement Agreement, the Company recognized a $1.4 million gain for the distribution of escrow funds and a $1.4 million gain for the receipt of additional proceeds from a third-party insurance carrier related to this matter, both of which were included in other income, net on the consolidated statements of operations for the fiscal year ended December 31, 2020.

18.
Segment Reporting

The Company has three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and local government agencies of all sizes. As a result of the acquisition of T2 Systems completed in December 2021, the Company added a new reportable segment determined based on the type of products and services offered. T2 Systems provides an integrated suite of parking software and hardware solutions to its customers. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

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

The Company allocates certain corporate expenses to the three segments using several different factors depending on the item being allocated. These factors range from specific identification to headcount-based to allocate proportionately between the three segments. The corporate and other columns below include items that are not included in segment profit (loss), plus transaction expenses and other items designated by the CODM as corporate initiatives.

The Company does not disaggregate assets by segment other than equipment installed at customer sites and automobiles, which had carrying values of $61.8 million and $2.7 million, respectively, at December 31, 2021 and carrying values of $42.4 million and $1.8 million, respectively, at December 31, 2020 all of which relate solely to the Government Solutions segment. Refer to Note 6, Goodwill and Intangible Assets for goodwill balances by segment.

The following tables set forth financial information by segment for the fiscal years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$260,899	$227,992	$3,955	$—	$492,846
Product sales	—	55,163	2,581	—	57,744
Total revenue	260,899	283,155	6,536	—	550,590
Cost of service revenue	3,183	1,500	654	—	5,337
Cost of product sales	—	28,381	1,428	—	29,809
Operating expenses	65,718	96,284	553	—	162,555
Selling, general and administrative expenses	42,873	52,380	1,488	13,697	110,438
Other income, net	(10,837)	(2,040)	(18)	—	(12,895)
Segment profit (loss)	$159,962	$106,650	$2,431	$(13,697)	$255,346
Segment profit (loss)	$159,962	$106,650	$2,431	$(13,697)	$255,346
Depreciation and amortization	—	—	—	116,753	116,753
Loss on disposal of assets, net	—	48	—	—	48
Change in fair value of private placement warrants	—	—	—	7,600	7,600
Tax receivable agreement liability adjustment	—	—	—	(1,016)	(1,016)
Stock-based compensation	—	—	—	13,784	13,784
Loss on extinguishment of debt	—	—	—	5,334	5,334
Interest expense, net	—	—	—	44,942	44,942
Income (loss) before income taxes	$159,962	$106,602	$2,431	$(201,094)	$67,901

	For the Year Ended December 31, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$180,856	$155,418	$—	$336,274
Product sales	—	57,319	—	57,319
Total revenue	180,856	212,737	—	393,593
Cost of service revenue	2,562	1,405	—	3,967
Cost of product sales	—	29,573	—	29,573
Operating expenses	52,505	62,387	—	114,892
Selling, general and administrative expenses	40,978	34,465	2,469	77,912
Other income, net	(11,774)	(111)	—	(11,885)
Segment profit (loss)	$96,585	$85,018	$(2,469)	$179,134
Segment profit (loss)	$96,585	$85,018	$(2,469)	$179,134
Depreciation and amortization	—	—	116,570	116,570
Loss on disposal of assets, net	16	258	—	274
Change in fair value of private placement warrants	—	—	1,133	1,133
Tax receivable agreement liability adjustment	—	—	6,850	6,850
Stock-based compensation	—	—	12,589	12,589
Interest expense, net	—	—	40,865	40,865
Income (loss) before income taxes	$96,569	$84,760	$(180,476)	$853

	For the Year Ended December 31, 2019
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$276,479	$140,244	$—	$416,723
Product sales	—	32,014	—	32,014
Total revenue	276,479	172,258	—	448,737
Cost of service revenue	3,709	1,852	—	5,561
Cost of product sales	—	13,919	—	13,919
Operating expenses	66,916	57,905	—	124,821
Selling, general and administrative expenses	41,384	32,696	2,220	76,300
Other income, net	(10,814)	(278)	—	(11,092)
Segment profit (loss)	$175,284	$66,164	$(2,220)	$239,228
Segment profit (loss)	$175,284	$66,164	$(2,220)	$239,228
Depreciation and amortization	—	—	115,566	115,566
Loss on disposal of assets, net	145	60	—	205
Change in fair value of private placement warrants	—	—	16,267	16,267
Impairment of property and equipment	—	5,898	—	5,898
Tax receivable agreement liability adjustment	—	—	(106)	(106)
Stock-based compensation	—	—	10,012	10,012
Interest expense, net	—	—	60,729	60,729
Income (loss) before income taxes	$175,139	$60,206	$(204,688)	$30,657

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe. Revenues from international customers for the years ended December 31, 2021, 2020 and 2019 were $40.0 million, $13.3 million and $14.5 million, respectively. Revenues from Australia, United Kingdom and Canada represented $13.9 million, $16.3 million and $6.9 million, respectively for the year ended December 31, 2021. Revenues earned from goods transferred to customers at a point in time were approximately $57.7 million, $57.3 million and $32.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Property and equipment, net located in foreign countries was $14.8 million as of December 31, 2021, of which Canada represented $6.7 million and Australia represented $6.1 million. Property and equipment, net was $4.7 million as of December 31, 2020 and it was not material for any individual foreign country in which the Company operated.

19.
Guarantor/Non-Guarantor Financial Information (Unaudited)

VM Consolidated, Inc., a wholly owned subsidiary of the Company, is the lead borrower of the 2021 Term Loan, Senior Notes and the Revolver. VM Consolidated, Inc. is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated, Inc. is wholly owned by Greenlight Acquisition Corporation, which is wholly owned by Greenlight Intermediate Holding Corporation, which is wholly owned by Greenlight Holding Corporation, which is wholly owned by Verra Mobility Holdings, LLC, which is wholly owned by Verra Mobility Corporation or the Company. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly owned guarantor subsidiaries and non-guarantor subsidiaries.

During fiscal year 2021, the Company completed the acquisitions for Redflex and T2 Systems and as a result the composition of the guarantor and non-guarantor subsidiaries has been modified to appropriately include the respective entities. Subsidiaries with foreign operations are generally included in the combined non-guarantor subsidiaries column and subsidiaries with domestic operations are included in the combined guarantor subsidiaries column.

The following financial information presents the consolidated balance sheets as of December 31, 2021 and the related consolidated statements of operations and comprehensive income and the consolidated statements of cash flows for the year ended December 31, 2021 for the Company, combined guarantor subsidiaries and combined non-guarantor subsidiaries:

Verra Mobility Corporation and Subsidiaries

Consolidated Balance Sheets

at December 31, 2021

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$65,840	$35,443	$—	$101,283
Restricted cash	—	3,149	—	—	3,149
Accounts receivable (net of allowance for credit losses of $12.1 million)	—	150,181	10,798	—	160,979
Unbilled receivables	—	24,220	4,889	—	29,109
Investment in subsidiary	90,705	157,016	—	(247,721)	—
Inventory, net	—	1,186	10,907	—	12,093
Prepaid expenses and other current assets	—	31,665	9,791	—	41,456
Total current assets	90,705	433,257	71,828	(247,721)	348,069
Installation and service parts, net	—	13,332	—	—	13,332
Property and equipment, net	—	81,294	14,772	—	96,066
Operating lease assets	—	31,754	7,108	—	38,862
Intangible assets, net	—	367,965	119,334	—	487,299
Goodwill	—	684,914	153,953	—	838,867
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	10,368	4,193	—	14,561
Total assets	$259,964	$1,622,884	$371,188	$(416,980)	$1,837,056
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$48,175	$19,381	$—	$67,556
Deferred revenue	—	17,170	9,971	—	27,141
Accrued liabilities	—	27,569	10,866	—	38,435
Payable to related party pursuant to tax receivable agreement, current portion	—	5,107	—	—	5,107
Current portion of long-term debt	—	36,952	—	—	36,952
Total current liabilities	—	134,973	40,218	—	175,191
Long-term debt, net of current portion	—	1,206,802	—	—	1,206,802
Operating lease liabilities, net of current portion	—	29,803	5,181	—	34,984
Payable to related party pursuant to tax receivable agreement, net of current portion	—	56,615	—	—	56,615
Private placement warrant liabilities	—	38,466	—	—	38,466
Asset retirement obligation	—	11,799	25	—	11,824
Due to affiliates	—	26,059	143,200	(169,259)	—
Deferred tax liabilities, net	—	22,470	25,054	—	47,524
Other long-term liabilities	—	5,192	494	—	5,686
Total liabilities	—	1,532,179	214,172	(169,259)	1,577,092
Total stockholders' equity	259,964	90,705	157,016	(247,721)	259,964
Total liabilities and stockholders' equity	$259,964	$1,622,884	$371,188	$(416,980)	$1,837,056

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

Year Ended December 31, 2021

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$460,421	$32,425	$—	$492,846
Product sales	—	50,096	7,648	—	57,744
Total revenue	—	510,517	40,073	—	550,590
Cost of service revenue	—	2,167	3,170	—	5,337
Cost of product sales	—	26,200	3,609	—	29,809
Operating expenses	—	141,038	22,332	—	163,370
Selling, general and administrative expenses	—	111,977	11,430	—	123,407
Depreciation, amortization and (gain) loss on disposal of assets, net	—	107,881	8,920	—	116,801
Total costs and expenses	—	389,263	49,461	—	438,724
Income (loss) from operations	—	121,254	(9,388)	—	111,866
Income from equity investment	(41,449)	8,459	—	32,990	—
Interest expense, net	—	44,940	2	—	44,942
Change in fair value of private placement warrants	—	7,600	—	—	7,600
Tax receivable agreement liability adjustment	—	(1,016)	—	—	(1,016)
Loss on extinguishment of debt	—	5,334	—	—	5,334
Other income, net	—	(11,919)	(976)	—	(12,895)
Total other (income) expenses	(41,449)	53,398	(974)	32,990	43,965
Income (loss) before income taxes	41,449	67,856	(8,414)	(32,990)	67,901
Income tax provision	—	26,407	45	—	26,452
Net income (loss)	$41,449	$41,449	$(8,459)	$(32,990)	$41,449
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(5,305)	—	(5,305)
Total comprehensive income (loss)	$41,449	$41,449	$(13,764)	$(32,990)	$36,144

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2021

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$41,449	$41,449	$(8,459)	$(32,990)	$41,449
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	107,833	8,920	—	116,753
Amortization of deferred financing costs and discounts	—	5,170	—	—	5,170
Change in fair value of private placement warrants	—	7,600	—	—	7,600
Tax receivable agreement liability adjustment	—	(1,016)	—	—	(1,016)
Loss on extinguishment of debt	—	5,334	—	—	5,334
Credit loss expense	—	9,454	134	—	9,588
Deferred income taxes	—	(11,161)	521	—	(10,640)
Stock-based compensation	—	13,784	—	—	13,784
Other	—	308	—	—	308
Income from equity investment	(41,449)	8,459	—	32,990	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	13,605	1,341	—	14,946
Unbilled receivables	—	(6,503)	(1,250)	—	(7,753)
Inventory, net	—	4,422	(1,624)	—	2,798
Prepaid expenses and other assets	—	(2,226)	(2,871)	—	(5,097)
Deferred revenue	—	(4,761)	795	—	(3,966)
Accounts payable and other current liabilities	—	9,039	(743)	—	8,296
Due to affiliates	—	(29,913)	29,913	—	—
Other liabilities	—	(2,789)	(1,594)	—	(4,383)
Net cash provided by operating activities	—	168,088	25,083	—	193,171
Cash Flows from Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	(451,237)	—	—	(451,237)
Purchases of installation and service parts and property and equipment	—	(21,451)	(3,547)	—	(24,998)
Cash proceeds from the sale of assets	—	265	—	—	265
Net cash used in investing activities	—	(472,423)	(3,547)	—	(475,970)
Cash Flows from Financing Activities:
Borrowings on revolver	—	25,000	—	—	25,000
Borrowings of long-term debt	—	1,245,500	—	—	1,245,500
Repayment of long-term debt	—	(884,530)	—	—	(884,530)
Payment of debt issuance costs	—	(10,646)	—	—	(10,646)
Payment of debt extinguishment costs	—	(1,066)	—	—	(1,066)
Share repurchase and retirement	—	(100,000)	—	—	(100,000)
Proceeds from exercise of stock options	—	155	—	—	155
Payment of employee tax withholding related to RSUs vesting	—	(5,691)	—	—	(5,691)
Net cash provided by financing activities	—	268,722	—	—	268,722
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,383)	—	(2,383)
Net decrease (increase) in cash, cash equivalents and restricted cash	—	(35,613)	19,153	—	(16,460)
Cash, cash equivalents and restricted cash - beginning of period	—	104,602	16,290	—	120,892
Cash, cash equivalents and restricted cash - end of period	$—	$68,989	$35,443	$—	$104,432

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Year Ended December 31, 2021

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$35,786	$—	$—	$35,786
Income taxes paid, net of refunds	—	34,913	861	—	35,774
Supplemental non-cash investing and financing activities:
Additions related to asset retirement obligations, property and equipment, and other (a)	—	1,397	—	—	1,397
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	—	1,714	—	—	1,714
Contingent consideration related to NuPark acquisition	—	1,450	—	—	1,450

(a) Asset retirement obligations of $3.9 million assumed as part of the Redflex acquisition are excluded from these additions.
20. Subsequent Event

On March 31, 2022, the Company notified its lenders that it was unable to file this Form 10-K within 90 days following the year ended December 31, 2021, as is required under the 2021 Term Loan, Senior Notes, and the Revolver. While the Company was compliant with all debt covenants at December 31, 2021, this late filing created a technical default when the filing requirement was not met; however, this did not result in an Event of Default under the 2021 Term Loan, Senior Notes, and the Revolver as this Annual Report on Form 10-K was filed within the 30-day cure period allowed by these agreements for late filing of annual financial statements. Refer to Note 9, Long-term Debt for additional details of the Company’s outstanding debt.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based upon their evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2021, due to the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, due to the material weaknesses described below, management concluded that our system of internal control over financial reporting was not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

We identified material weaknesses in our internal control over financial reporting as of December 31, 2021. The first material weakness related to the monitoring activities over the acquisition of Redflex Holdings Limited due to the lack of sufficient qualified accounting resources, including those with the appropriate level of technical revenue recognition knowledge, to timely identify and assess accounting implications of the revenue arrangements assumed as part of the acquisition which resulted in the incorrect application of generally accepted accounting principles, as well as insufficient oversight and review of certain related journal entries.

In addition, we identified a material weakness related to control activities over the acquisition of Redflex Holdings Limited due to the lack of sufficient qualified accounting resources to provide adequate controls over the completeness and accuracy of inputs used in certain valuation and opening balance sheet adjustments recorded in connection with the business combination.

In addition, we determined we had a material weakness related to certain revenue and reporting controls because we did not design and maintain effective controls specific to a third-party application. The third-party application was utilized in performing certain control activities and used in the preparation of our consolidated financial statements. Specifically, the third-party service organization, Vena Solutions, provided a SOC 1 Type II report that was prepared by Vena Solutions personnel who falsely asserted that it had been audited by an independent auditor. We were not made aware of this until after December 31, 2021 and were unable to design compensating controls that were contemporaneous with the relevant control activities.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. We continue to evaluate and take actions to improve our internal control over financial reporting, which includes but is not limited to formalizing a monitoring control of our acquisitions, hiring additional resources to address purchase accounting control deficiencies, and implementing additional review procedures within our financial reporting process.

To remediate the material weaknesses described above, we have and will continue to hire additional resources with the sufficient technical accounting knowledge necessary to timely identify and assess accounting implications due to acquisitions. Additionally, we are implementing a process, which includes relevant controls, to independently validate revenue and reporting data used in the preparation of our consolidated financial statements. The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of 2022.

Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

In accordance with guidance issued by the SEC, registrants are permitted to exclude material business combinations from their final assessment of internal control over financial reporting for the first fiscal year in which an acquisition occurred. Our management's evaluation of internal control over financial reporting excluded the internal control activities of Redflex and T2 systems, which we acquired in June and December of 2021, respectively, as discussed in Note 3 to our consolidated financial statements. We have included the results of Redflex and T2 Systems in our consolidated financial statements from the date of acquisition. Total revenue excluded from our assessment of internal control over financial reporting represented approximately 8.2% of our consolidated total revenue in 2021. Total assets excluded from our assessment of internal control over financial reporting represented approximately 7.4% of our consolidated total assets as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Changes in Internal Control over Financing Reporting

In June and December of 2021, we acquired Redflex and T2 Systems, respectively, both of which operated under their own set of systems and internal controls. We are working to transition Redflex’s internal control framework in 2022 and T2 Systems will continue to operate under its own set of systems and internal controls.

For the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to December 31, 2021 and in connection with the identification of the material weaknesses discussed above, we are taking remediation steps to improve our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2022 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2021.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018

2.3	Scheme Implementation Agreement, dated as of January 21, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	Jan. 21, 2021

2.4	Deed of Amendment and Consent, dated as of April 30, 2021, by and between Verra Mobility Corporation and Redflex Holdings Limited.	8-K	001-37979	2.1	April 30, 2021

2.5	Agreement and Plan of Merger, dated as of November 1, 2021, by and between T2 Systems Parent Corporation, VM Consolidated, Inc., Project Titan Merger Sub, Inc. and Thoma Bravo Discover Fund, L.P.	8-K	001-37979	2.1	Nov. 2, 2021

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018

4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016

4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016

4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017

4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	Mar. 2, 2020

4.5	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-37979	4.5	Mar. 2, 2020

4.6	Indenture, dated as of March 26, 2021, by and among VM Consolidated, Inc., the Guarantors party thereto and Wilmington Trust, National Association as Trustee.	8-K	001-37979	4.1	Mar. 29, 2021

4.7	Form of 5.5% Senior Note Due 2029 (included in Exhibit 4.6).	8-K	001-37979	4.2	Mar. 29, 2021

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

10.2	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018

10.3	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018

10.4	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018

10.5	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018

10.6	Amendment No. 1 to Revolving Credit Agreement, dated as of July 24, 2018, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018

10.7

Amendment No. 2 to Revolving Credit Agreement, dated as of October 29, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.

						X

10.8	Amendment No. 3 to Revolving Credit Agreement, dated as of December 20, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 20, 2021

10.9	Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Mar. 29, 2021

10.10	Amendment No. 1 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 7, 2021

10.11#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.	10-Q	001-37979	10.3	May 17, 2021

10.12#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Patricia Chiodo.	10-Q	001-37979	10.4	May 17, 2021

10.13#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Rebecca Collins.	10-Q	001-37979	10.5	May 17, 2021

10.14#	Executive Employment Agreement by and between VM Consolidated, Inc. and Steven Lalla, dated as of January 31, 2021.	10-K	001-37979	10.15	Mar. 1, 2021

10.15#	Executive Employment Agreement by and between VM Consolidated, Inc. and Craig Conti, dated as of January 29, 2022.					X

10.16#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018

10.17#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.18#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

10.19#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018

10.20#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019

10.21#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020

10.22#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020

10.23#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020

10.24#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020

10.25#	Verra Mobility Corporation Short-Term Incentive Plan.	8-K	001-37979	10.1	Feb. 4, 2022

10.26#	Verra Mobility Corporation Non-Employee Director Compensation Policy.					X

21.1	List of Subsidiaries					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature pages herein).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

VERRA MOBILITY CORPORATION

Date: April 22, 2022	By:	/s/ David Roberts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	April 22, 2022
David Roberts	(Principal Executive Officer)

/s/ Patricia D. Chiodo	Chief Financial Officer	April 22, 2022
Patricia D. Chiodo	(Principal Financial and Accounting Officer)

/s/ Patrick Byrne	Director	April 22, 2022
Patrick Byrne

/s/ Douglas Davis	Director	April 22, 2022
Douglas Davis

/s/ Sarah Farrell	Director	April 22, 2022
Sarah Farrell

/s/ Michael Huerta	Director	April 22, 2022
Michael Huerta

/s/ John Rexford	Director	April 22, 2022
John Rexford

/s/ Cynthia Russo	Director	April 22, 2022
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019

	Beginning	Charged/Credited to	Charged to Other	Charges Utilized/	Ending
($ in thousands)	Balance	Net Income (Loss)	Account	Write-offs	Balance
Allowance for Credit Losses
Year Ended December 31, 2021	$11,471	$9,588	$—	$(8,921)	$12,138
Year Ended December 31, 2020 (1)	8,456	14,391	—	(11,376)	11,471
Year Ended December 31, 2019	6,221	8,100	—	(6,684)	7,637

Tax Valuation Allowance
Year Ended December 31, 2021	$3,422	$363	$—	$—	$3,785
Year Ended December 31, 2020	2,564	858	—	—	3,422
Year Ended December 31, 2019	2,254	310	—	—	2,564

(1)
This includes a $0.8 million increase to the beginning balance of allowance for credit losses as a result of adopting the credit loss standard.