Form 10-Q
period 2022-03-31
VERRA MOBILITY Corp
filed 2022-05-09
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 156,225,265 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
disruption to our business and results of operations as a result of the novel coronavirus pandemic, including variant strains (“COVID-19”);
•
customer concentration in our Commercial Services and Government Solutions segments;
•
the impact of COVID-19 on our revenues from key customers in our Commercial Services, Government Solutions and Parking Solutions segments;
•
risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits and investigations;
•
decreases in the prevalence of automated and other similar methods of photo enforcement, parking solutions or the use of tolling;
•
decreased interest in outsourcing from our customers;
•
our ability to properly perform under our contracts and otherwise satisfy our customers;
•
our ability to compete in a highly competitive and rapidly evolving market;
•
our ability to keep up with technological developments and changing customer preferences;
•
the success of our new products and changes to existing products and services;
•
our ability to successfully implement our acquisition strategy or integrate acquisitions;
•
failure in or breaches of our networks or systems, including as a result of cyber-attacks;
•
our ability to manage the risks, uncertainties and exposures related to our international operations;
•
our ability to acquire necessary intellectual property and adequately protect our existing intellectual property;
•
our ability to manage our substantial level of indebtedness;
•
our reliance on a limited number of third-party vendors and service providers;
•
our ability to maintain an effective system of internal controls; and

•
risks and uncertainties related to litigation, disputes and regulatory investigations.

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share data)	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$93,377	$101,283
Restricted cash	4,016	3,149
Accounts receivable (net of allowance for credit losses of $14.3 million and $12.1 million at March 31, 2022 and December 31, 2021, respectively)	171,906	160,979
Unbilled receivables	39,484	29,109
Inventory, net	15,451	12,093
Prepaid expenses and other current assets	38,745	41,456
Total current assets	362,979	348,069
Installation and service parts, net	15,491	13,332
Property and equipment, net	99,351	96,066
Operating lease assets	39,944	38,862
Intangible assets, net	460,083	487,299
Goodwill	837,910	838,867
Other non-current assets	8,727	14,561
Total assets	$1,824,485	$1,837,056
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$63,049	$67,556
Deferred revenue	27,369	27,141
Accrued liabilities	46,668	38,435
Payable to related party pursuant to tax receivable agreement, current portion	5,107	5,107
Current portion of long-term debt	11,952	36,952
Total current liabilities	154,145	175,191
Long-term debt, net of current portion	1,206,276	1,206,802
Operating lease liabilities, net of current portion	35,850	34,984
Payable to related party pursuant to tax receivable agreement, net of current portion	56,615	56,615
Private placement warrant liabilities	42,200	38,466
Asset retirement obligation	12,032	11,824
Deferred tax liabilities, net	28,286	47,524
Other long-term liabilities	13,266	5,686
Total liabilities	1,548,670	1,577,092
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	16	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	312,986	309,883
Accumulated deficit	(71,376)	(81,416)
Accumulated other comprehensive loss	(2,386)	(5,094)
Total stockholders' equity	275,815	259,964
Total liabilities and stockholders' equity	$1,824,485	$1,837,056

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2022	2021
Service revenue	$161,134	$89,763
Product sales	9,251	95
Total revenue	170,385	89,858
Cost of service revenue	3,779	880
Cost of product sales	5,995	27
Operating expenses	51,063	30,492
Selling, general and administrative expenses	41,635	28,443
Depreciation, amortization and (gain) loss on disposal of assets, net	35,907	28,265
Total costs and expenses	138,379	88,107
Income from operations	32,006	1,751
Interest expense, net	14,279	9,164
Change in fair value of private placement warrants	3,734	2,067
Loss on extinguishment of debt	—	5,334
Other income, net	(2,866)	(3,013)
Total other expenses	15,147	13,552
Income (loss) before income taxes	16,859	(11,801)
Income tax provision (benefit)	6,819	(2,886)
Net income (loss)	$10,040	$(8,915)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,708	(190)
Total comprehensive income (loss)	$12,748	$(9,105)
Net income (loss) per share:
Basic	$0.06	$(0.05)
Diluted	$0.06	$(0.05)
Weighted average shares outstanding:
Basic	156,130	162,297
Diluted	160,749	162,297

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2022
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	10,040	—	10,040
Vesting of restricted stock units ("RSUs")	154	—	—	—	—	—	—
Exercise of stock options	7	—	—	93	—	—	93
Payment of employee tax withholding related to RSUs vesting	—	—	—	(1,436)	—	—	(1,436)
Stock-based compensation	—	—	—	4,446	—	—	4,446
Other comprehensive income, net of tax	—	—	—	—	—	2,708	2,708
Balance as of March 31, 2022	156,240	$16	$36,575	$312,986	$(71,376)	$(2,386)	$275,815

For the Three Months Ended March 31, 2021

Balance as of December 31, 2020	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net loss	—	—	—	—	(8,915)	—	(8,915)
Vesting of RSUs	91	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(857)	—	—	(857)
Stock-based compensation	—	—	—	2,908	—	—	2,908
Other comprehensive loss, net of tax	—	—	—	—	—	(190)	(190)
Balance as of March 31, 2021	162,360	$16	$36,575	$375,671	$(103,765)	$21	$308,518

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$10,040	$(8,915)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,675	28,214
Amortization of deferred financing costs and discounts	1,306	1,593
Change in fair value of private placement warrants	3,734	2,067
Loss on extinguishment of debt	—	5,334
Credit loss expense	3,505	2,402
Deferred income taxes	(18,771)	281
Stock-based compensation	4,446	2,908
Other	354	133
Changes in operating assets and liabilities:
Accounts receivable, net	(14,300)	(26,672)
Unbilled receivables	(10,265)	(859)
Inventory, net	(5,722)	(691)
Prepaid expenses and other assets	8,235	429
Deferred revenue	46	(44)
Accounts payable and other current liabilities	(477)	2,374
Other liabilities	13,441	459
Net cash provided by operating activities	31,247	9,013
Cash Flows from Investing Activities:
Payment of contingent consideration	(412)	—
Purchases of installation and service parts and property and equipment	(11,478)	(3,704)
Cash proceeds from the sale of assets	25	56
Net cash used in investing activities	(11,865)	(3,648)
Cash Flows from Financing Activities:
Repayment on the revolver	(25,000)	—
Borrowings of long-term debt	—	996,750
Repayment of long-term debt	(2,255)	(865,642)
Payment of debt issuance costs	(54)	(5,732)
Payment of debt extinguishment costs	—	(604)
Proceeds from the exercise of stock options	93	—
Payment of employee tax withholding related to RSUs vesting	(1,436)	(857)
Net cash (used in) provided by financing activities	(28,652)	123,915
Effect of exchange rate changes on cash and cash equivalents	2,231	252
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,039)	129,532
Cash, cash equivalents and restricted cash - beginning of period	104,432	120,892
Cash, cash equivalents and restricted cash - end of period	$97,393	$250,424

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$93,377	$249,605
Restricted cash	4,016	819
Total cash, cash equivalents, and restricted cash	$97,393	$250,424

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental cash flow information:
Interest paid	$8,188	$6,996
Income taxes paid, net of refunds	1,147	238
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	4,057	1,355
Accrued debt issuance costs	—	635
Accrued debt extinguishment costs	—	665

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC, AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, Gores changed its name to Verra Mobility Corporation. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Verra Mobility offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Canada and Europe. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 14, Segment Reporting).

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

The Government Solutions segment offers photo enforcement solutions and services to its customers. Through its acquisition of Redflex Holdings Limited (“Redflex”) on June 17, 2021, the Company expanded its current footprint in the United States and gained access to international markets (see Note 3, Acquisitions). The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations acquired through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

The Parking Solutions segment offers an integrated suite of parking software and hardware solutions to its customers, which include universities, municipalities, parking operators, healthcare facilities and transportation hubs. The Company added this new operating segment as a result of the acquisition of T2 Systems Parent Corporation (“T2 Systems”) on December 7, 2021, which allows the Company to diversify its operations into the parking solutions space (see Note 3. Acquisitions). The Parking Solutions segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. T2 Systems also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended March 31,
	2022	2021
City of New York Department of Transportation	19.3%	24.4%

The City of New York Department of Transportation (“NYCDOT”) represented 29% and 39% of total accounts receivable, net as of March 31, 2022 and December 31, 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended March 31,
	2022	2021
Hertz Corporation	11.1%	13.8%
Avis Budget Group, Inc.	11.4%	11.2%
Enterprise Holdings, Inc.	9.0%	14.5%

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the three months ended March 31, 2022 and 2021, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	2,868	246	232	159	3,505
Write-offs, net of recoveries	(1,221)	(15)	—	(108)	(1,344)
Balance at March 31, 2022	$7,044	$3,323	$3,881	$51	$14,299

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$11,471
Credit loss expense	2,252	143	7	2,402
Write-offs, net of recoveries	(1,722)	2	(21)	(1,741)
Balance at March 31, 2021	$3,740	$4,422	$3,970	$12,132

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of March 31, 2022 increased compared to the prior year due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19. The Commercial Services (All other) segment’s credit loss estimate as of March 31, 2022 decreased compared to the prior year which reflects improved economic conditions based on customer payment trends in the last 12 months.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to the Government Solutions and Parking Solutions customers. The Company had approximately $10.0 million and $8.9 million of deferred revenue in the Government Solutions segment as of March 31, 2022 and December 31, 2021, respectively. The majority of the remaining performance obligations as of March 31, 2022 are expected to be completed and recognized as revenue in the next twelve months and $3.5 million is expected to be recognized between 2023 through 2027. The Company had approximately $20.0 million and $20.9 million of deferred revenue as of March 31, 2022 and December 31, 2021, respectively, for the Parking Solutions customers which is expected to be recognized as revenue in the next twelve months.

Recent Accounting Pronouncements

Accounting Standards Adopted

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another topic. It specifically addresses the measurement and recognition of the effect of a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option if it remains equity-classified after the modification or exchange. The Company adopted this standard as of January 1, 2022, which did not have an impact on its financial statements and related disclosures, as the Company had no transactions subject to the standard. If the Company were to have modifications or exchanges in the future, such guidance would apply.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase transparency in financial reporting by requiring business entities to disclose information about certain types of government assistance they receive. The amendments require annual disclosures regarding the nature of any transactions with a government accounted for by applying a grant or contribution accounting model by analogy and the related accounting policy used, the effect of the assistance on the entity’s financial statements, and the significant terms and conditions of the transactions. The Company adopted the ASU as of January 1, 2022, which did not have a material impact on its financial statements or related disclosures.

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

Under the terms of the 2021 Term Loan discussed in Note 7 below, in the event there is a benchmark transition away from LIBOR, a benchmark replacement rate has been defined in the 2021 Term Loan along with the mechanism for such a transition to take place. The Company does not anticipate this transition will have a material impact on its financial statements.

3. Acquisitions

Redflex Acquisition

On June 17, 2021, the Company completed the acquisition of Redflex, an Australian public company limited by shares and formerly listed on the Australian Securities Exchange. At the closing of the Redflex acquisition, VM Consolidated, Inc., an indirect wholly owned subsidiary of the Company, purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share at consideration of A$152.5 million, or approximately US$117.9 million. Transaction costs for Redflex were $9.7 million which primarily related to professional fees and other expenses related to the acquisition. Redflex is a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, Europe, and Middle East regions. Redflex designs, manufactures, and operates a wide range of platform-based solutions, utilizing advanced sensor and image capture technologies that enable active management of state and local motorways. The Company has included the financial results of Redflex in the financial statements from the date of acquisition.

The final allocation of the purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash and cash equivalents	$8,760
Restricted cash	2,163
Accounts receivable	6,870
Unbilled receivables	5,283
Property and equipment	29,809
Deferred tax assets	10,315
Other assets	19,247
Trademark	900
Customer relationships	25,900
Developed technology	18,200
Total assets acquired	127,447

Liabilities assumed
Accounts payable and accrued liabilities	31,936
Deferred revenue	8,048
Long-term debt	14,014
Other long-term liabilities	11,736
Total liabilities assumed	65,734
Goodwill	56,214
Total purchase consideration	$117,927

The Company finalized the evaluation of historical Redflex tax positions and the impact on assumed uncertain tax positions and other tax attributes during the three months ended March 31, 2022 which did not result in any changes to the previously disclosed amounts at December 31, 2021.

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

T2 Systems Acquisition

On December 7, 2021, the Company acquired all of the outstanding shares of T2 Systems Parent Corporation (“T2 Systems”), which offers an integrated suite of parking software and hardware solutions to its customers. This acquisition supports the Company's strategy to expand and diversify into new markets within the mobility sector. The Company has included the financial results of T2 Systems in the financial statements from the date of acquisition, and reported within the newly created Parking Solutions segment.

The Company paid a purchase price of $353.2 million. Transaction costs for T2 Systems were $2.9 million which primarily related to professional fees and other expenses related to the acquisition.

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

As of March 31, 2022, the valuation of assets acquired and liabilities assumed is preliminary. The primary areas that remain preliminary relate to the fair values of unbilled receivables, intangible assets acquired, deferred revenue, legal and other contingencies as of the acquisition date, income and non-income based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

NuPark Acquisition

On December 13, 2021, the Company completed the acquisition of NuPark (“NuPark”), a provider of parking services and permit management product platform from Passport Labs, Inc., which expanded the Company's presence in the United States in the Parking Solutions segment. The acquisition date fair value of the consideration transferred to Passport Labs, Inc. was approximately $7.0 million, which consisted primarily of $5.0 million of cash paid at closing and $1.5 million of contingent consideration payable. The Company recorded $0.3 million of tangible assets, $4.9 million of customer relationships intangible assets valued using a multi-period excess earnings methodology, with a preliminary estimated useful life of 10.0 years, and $1.3 million of assumed liabilities which was primarily deferred revenue. Goodwill recorded was $3.2 million for future growth anticipated for the Company and is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were preliminary estimates and the Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of NuPark in the financial statements from the date of acquisition, which were not material. The transaction costs for the acquisition were not material.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2022	December 31, 2021
Prepaid services	$9,317	$8,643
Prepaid tolls	9,139	7,539
Deposits	6,878	6,742
Prepaid computer maintenance	3,545	3,742
Prepaid insurance	2,707	4,293
Prepaid income taxes	3,383	5,324
Costs to fulfill a customer contract	2,450	3,364
Other	1,326	1,809
Total prepaid expenses and other current assets	$38,745	$41,456

5. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2021	$425,081	$215,400	$198,386	$838,867
Foreign currency translation adjustment	(1,519)	562	—	(957)
Balance at March 31, 2022	$423,562	$215,962	$198,386	$837,910

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2022			December 31, 2021
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.5 years	$36,203	$31,617	0.5 years	$36,225	$31,429
Non-compete agreements	0.8 years	62,544	53,121	1.0 years	62,555	49,982
Customer relationships	6.3 years	561,227	182,326	6.5 years	561,767	167,255
Developed technology	1.9 years	203,102	135,929	2.2 years	202,768	127,350
Gross carrying value of intangible assets		863,076	$402,993		863,315	$376,016
Less: accumulated amortization		(402,993)			(376,016)
Intangible assets, net		$460,083			$487,299

Amortization expense was $27.3 million and $22.7 million for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2022	$79,107
2023	77,781
2024	67,295
2025	64,597
2026	57,525
Thereafter	113,778
Total	$460,083

6. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2022	December 31, 2021
Accrued salaries and wages	$12,101	$15,744
Income taxes payable	9,436	1,517
Accrued interest payable	8,995	4,209
Current portion of operating lease liabilities	5,989	5,760
Restricted cash due to customers	3,654	3,062
Payroll liabilities	1,985	1,876
Other	4,508	6,267
Total accrued liabilities	$46,668	$38,435

7. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	March 31, 2022	December 31, 2021
2021 Term Loan, due 2028	$892,870	$895,125
Senior Notes, due 2029	350,000	350,000
PPP Loan	2,933	2,933
Revolver	—	25,000
Less: original issue discounts	(6,478)	(6,753)
Less: unamortized deferred financing costs	(21,097)	(22,551)
Total long-term debt	1,218,228	1,243,754
Less: current portion of long-term debt	(11,952)	(36,952)
Total long-term debt, net of current portion	$1,206,276	$1,206,802

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

On December 7, 2021, VM Consolidated Inc., entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repaying in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $892.9 million at March 31, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of March 31, 2022, the interest rate on the 2021 Term Loan was 3.6%.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. On or after April 15, 2024, the Company may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2024	102.750%
2025	101.375%
2026 and thereafter	100.000%

In addition, the Company may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings.

The Company evaluated the March 2021 refinancing transactions on a lender-by-lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, the Company recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the three months ended March 31, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At March 31, 2022, the loan amount outstanding was $2.9 million and was included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and, as of March 31, 2022, was still awaiting approval from the SBA.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At March 31, 2022, the availability to borrow was $68.8 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of March 31, 2022.

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

On March 31, 2022, the Company notified its lenders that it was unable to file its Annual Report on Form 10-K within 90 days following the year ended December 31, 2021, as is required under the 2021 Term Loan, Senior Notes, and the Revolver. While the Company was compliant with all debt covenants at December 31, 2021 and March 31, 2022, the late filing created a technical default when the filing requirement was not met; however, this did not result in an Event of Default under the 2021 Term Loan, Senior Notes, and the Revolver as the Annual Report on Form 10-K was filed within the 30-day cure period allowed by these agreements for late filing of annual financial statements.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $14.3 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively.

The weighted average effective interest rate on the Company’s outstanding borrowings was 4.1% at both March 31, 2022 and December 31, 2021.

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

	Level in	March 31, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$870,209	$889,522	$871,467	$895,125
Senior Notes	2	345,086	330,313	344,918	355,250
Revolver	2	—	—	24,435	25,000

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	March 31, 2022	December 31, 2021
Stock price	$16.28	$15.43
Strike price	$11.50	$11.50
Volatility	47.0%	48.0%
Remaining life (in years)	1.5	1.8
Risk-free interest rate	1.99%	0.66%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$6.33	$5.77

The Company is exposed to valuation risk on these Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase or decrease to the volatility input at March 31, 2022 would increase or decrease the estimated fair value by $0.26 per unit. The following summarizes the changes in fair value of private placement warrant liabilities included in net income (loss) for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Beginning balance	$38,466	$30,866
Change in fair value of private placement warrants	3,734	2,067
Ending balance	$42,200	$32,933

The Company has an equity investment measured at cost of $3.7 million and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment as of March 31, 2022.

The fair value of the contingent consideration payable in connection with the NuPark acquisition was $1.5 million at December 13, 2021 acquisition date and was classified within level 3 of the fair value hierarchy. The valuation of the contingent consideration was measured using a discounted cash flow model and the significant unobservable inputs used in the measurement relate to forecasts of annualized revenue developed by the Company. During the three months ended March 31, 2022, the Company made a payment of approximately $0.4 million and as a result the contingent consideration payable was $1.1 million as of March 31, 2022.

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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net income (loss)	$10,040	$(8,915)
Denominator:
Weighted average shares - basic	156,130	162,297
Common stock equivalents	4,619	—
Weighted average shares - diluted	160,749	162,297
Net income (loss) per share - basic	$0.06	$(0.05)
Net income (loss) per share - diluted	$0.06	$(0.05)
Antidilutive shares excluded from diluted net income (loss) per share:
Contingently issuable shares (1)	5,000	5,000
Public warrants	—	13,333
Private placement warrants	6,667	6,667
Non-qualified stock options	710	1,205
Performance share units	—	229
Restricted stock units	32	2,582
Total antidilutive shares excluded	12,409	29,016

(1) Contingently issuable shares relate to the earn-out agreement as discussed in Note 12, Related Party Transactions.

10. Income Taxes

The Company’s interim income tax provision (benefit) is determined using an estimated annual effective tax rate, adjusted for discrete items arising in that period. The estimated annual effective tax rate requires judgment and is dependent upon several factors. The Company provides for income taxes under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements.

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

The Company’s effective income tax rate was 40.4% for the three months ended March 31, 2022 and the effective income tax benefit rate was 24.5% for the three months ended March 31, 2021. The primary driver for the effective tax rate variance was the increase in pre-tax income for the first quarter of 2022 compared to the first quarter of 2021.

The total amount of unrecognized tax benefits increased by $8.1 million during the three months ended March 31, 2022 primarily due to prior year tax positions related to certain tax elections for Redflex U.S. legal entities. As of March 31, 2022, the total amount of unrecognized tax benefits was $11.0 million, of which $2.2 million would affect the Company's effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2022, the Company had $0.1 million accrued for the payment of interest and penalties. The Company believes that it is reasonably possible that a decrease of up to $8.0 million in unrecognized tax benefits may be necessary within the coming year related to the resolution and effectiveness of the tax elections for the Redflex U.S. legal entities.

The Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. This will result in an increase to our U.S. income tax liability and net deferred tax assets. The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various jurisdictions. The Company files U.S. federal and various foreign income tax returns which are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they are filed. The Company’s state income tax returns are generally no longer subject to income tax examination by tax authorities prior to 2018; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by various state tax jurisdictions for the years 2018 and 2019, however, no material adjustments are anticipated. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Operating expenses	$214	$194
Selling, general and administrative expenses	4,232	2,714
Total stock-based compensation expense	$4,446	$2,908

The increase in stock-based compensation expense of $1.5 million during the three months ended March 31, 2022 is primarily due to the accelerated vesting of RSUs granted to an executive officer as part of a separation agreement.

12. Related Party Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into the Tax Receivable Agreement (“TRA”) with PE Greenlight Holdings, LLC (the “Platinum Stockholder”). The TRA generally provides for the payment to the Platinum Stockholder of 50% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increased tax basis of certain acquired intangibles prior to the Business Combination. The Company generally retains the benefit of the remaining 50% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company made adjustments to this amount.

At March 31, 2022, the TRA liability was approximately $61.7 million of which $5.1 million was the current portion and $56.6 million was the non-current portion, both of which are included in the respective payable to related party pursuant to tax receivable agreement line items on the condensed consolidated balance sheet.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of March 31, 2022. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common

Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At March 31, 2022, the potential future Earn-Out Shares issuable are between zero and 5.0 million.

Go Safe Investment

Redflex Irish Investments Pty Ltd, a wholly owned indirect subsidiary of the Company, owns a 16% non-voting equity interest in Road Safety Operations Holdings Unlimited, which has a subsidiary, Road Safety Operations Holdings T/A Go Safe Ireland ("Go Safe"), who provides speed and traffic enforcement services and related equipment to its customers in Ireland. This investment was approximately $3.7 million as of March 31, 2022 and December 31, 2021, and is presented within other non-current assets on the condensed consolidated balance sheets. The Company is engaged as a vendor to supply equipment and services to Go Safe and related revenues earned were approximately $0.3 million for the three months ended March 31, 2022.

13. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million at both March 31, 2022 and December 31, 2021. In addition, the Company has $2.0 million of bank guarantees at March 31, 2022 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at March 31, 2022 were $41.3 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months and approximately $2.1 million is expected to be incurred during 2023 through 2024.

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

14. Segment Reporting

The Company has three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. As a result of the acquisition of T2 Systems completed in December 2021, the Company added a new reportable segment determined based on the type of products and services offered. T2 Systems provides an integrated suite of parking software and hardware solutions to its customers. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

Segment performance is based on revenues and income from operations before depreciation, amortization, (gain) loss on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net. The tables below refer to this measure as segment profit (loss). The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the segments. Other income, net consists primarily of credit card rebates earned on the prepayment of tolling transactions and is therefore included in segment profit (loss).

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended March 31, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$73,465	$73,224	$14,445	$—	$161,134
Product sales	—	5,604	3,647	—	9,251
Total revenue	73,465	78,828	18,092	—	170,385
Cost of service revenue	602	473	2,704	—	3,779
Cost of product sales	—	3,727	2,268	—	5,995
Operating expenses	15,947	32,391	2,511	—	50,849
Selling, general and administrative expenses	13,276	16,455	7,672	—	37,403
Other (income) expense, net	(2,955)	72	17	—	(2,866)
Segment profit (loss)	$46,595	$25,710	$2,920	$—	$75,225
Segment profit (loss)	$46,595	$25,710	$2,920	$—	$75,225
Depreciation and amortization	—	—	—	35,675	35,675
Loss (gain) on disposal of assets, net	—	241	(9)	—	232
Change in fair value of private placement warrants	—	—	—	3,734	3,734
Stock-based compensation	—	—	—	4,446	4,446
Interest expense, net	—	—	—	14,279	14,279
Income (loss) before income taxes	$46,595	$25,469	$2,929	$(58,134)	$16,859

	For the Three Months Ended March 31, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$45,689	$44,074	$—	$89,763
Product sales	—	95	—	95
Total revenue	45,689	44,169	—	89,858
Cost of service revenue	531	349	—	880
Cost of product sales	—	27	—	27
Operating expenses	14,206	16,092	—	30,298
Selling, general and administrative expenses	10,792	10,811	4,126	25,729
Other income, net	(2,070)	(943)	—	(3,013)
Segment profit (loss)	$22,230	$17,833	$(4,126)	$35,937
Segment profit (loss)	$22,230	$17,833	$(4,126)	$35,937
Depreciation and amortization	—	—	28,214	28,214
Loss on disposal of assets, net	—	51	—	51
Change in fair value of private placement warrants	—	—	2,067	2,067
Stock-based compensation	—	—	2,908	2,908
Interest expense, net	—	—	9,164	9,164
Loss on extinguishment of debt	—	—	5,334	5,334
Income (loss) before income taxes	$22,230	$17,782	$(51,813)	$(11,801)

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe. Revenues from international customers were $23.3 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. Revenues from Australia, United Kingdom and Canada represented $7.8 million, $6.2 million and $8.6 million, respectively for the three months ended March 31, 2022. Revenues earned from goods transferred to customers at a point in time were approximately $9.3 million and less than $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

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

The following financial information presents the condensed consolidated balance sheets as of March 31, 2022 and the related condensed consolidated statements of operations and comprehensive income and condensed consolidated statement of cash flows for the three months ended March 31, 2022 for the Company, the combined guarantor subsidiaries and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at March 31, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$60,209	$33,168	$—	$93,377
Restricted cash	—	3,915	101	—	4,016
Accounts receivable (net of allowance for credit loss of $14.3 million )	—	158,861	13,045	—	171,906
Unbilled receivables	—	35,524	3,960	—	39,484
Investment in subsidiary	106,556	156,179	—	(262,735)	—
Inventory, net	—	1,124	14,327	—	15,451
Prepaid expenses and other current assets	—	28,386	10,359	—	38,745
Total current assets	106,556	444,198	74,960	(262,735)	362,979
Installation and service parts, net	—	15,491	—	—	15,491
Property and equipment, net	—	82,450	16,901	—	99,351
Operating lease assets	—	32,075	7,869	—	39,944
Intangible assets, net	—	344,457	115,626	—	460,083
Goodwill	—	689,501	148,409	—	837,910
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	4,566	4,161	—	8,727
Total assets	$275,815	$1,612,738	$367,926	$(431,994)	$1,824,485
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$47,124	$15,925	$—	$63,049
Deferred revenue	—	15,699	11,670	—	27,369
Accrued liabilities	—	35,592	11,076	—	46,668
Payable to related party pursuant to tax receivable agreement, current portion	—	5,107	—	—	5,107
Current portion of long-term debt	—	11,952	—	—	11,952
Total current liabilities	—	115,474	38,671	—	154,145
Long-term debt, net of current portion	—	1,206,276	—	—	1,206,276
Operating lease liabilities, net of current portion	—	29,961	5,889	—	35,850
Payable to related party pursuant to tax receivable agreement, net of current portion	—	56,615	—	—	56,615
Private placement warrant liabilities	—	42,200	—	—	42,200
Due to affiliates	—	27,173	142,086	(169,259)	—
Asset retirement obligation	—	12,006	26	—	12,032
Deferred tax liabilities, net	—	3,222	25,064	—	28,286
Other long-term liabilities	—	13,255	11	—	13,266
Total liabilities	—	1,506,182	211,747	(169,259)	1,548,670
Total stockholders' equity	275,815	106,556	156,179	(262,735)	275,815
Total liabilities and stockholders' equity	$275,815	$1,612,738	$367,926	$(431,994)	$1,824,485

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$143,164	$17,970	$—	$161,134
Product sales	—	4,875	4,376	—	9,251
Total revenue	—	148,039	22,346	—	170,385
Cost of service revenue	—	2,475	1,304	—	3,779
Cost of product sales	—	2,825	3,170	—	5,995
Operating expenses	—	41,965	9,098	—	51,063
Selling, general and administrative expenses	—	35,603	6,032	—	41,635
Depreciation, amortization and (gain) loss on disposal of assets, net	—	30,739	5,168	—	35,907
Total costs and expenses	—	113,607	24,772	—	138,379
Income (loss) from operations	—	34,432	(2,426)	—	32,006
Income from equity investment	(10,040)	1,312	—	8,728	—
Interest expense, net	—	14,279	—	—	14,279
Change in fair value of private placement warrants	—	3,734	—	—	3,734
Other income, net	—	(2,688)	(178)	—	(2,866)
Total other (income) expenses	(10,040)	16,637	(178)	8,728	15,147
Income (loss) before income taxes	10,040	17,795	(2,248)	(8,728)	16,859
Income tax provision (benefit)	—	7,755	(936)	—	6,819
Net income (loss)	$10,040	$10,040	$(1,312)	$(8,728)	$10,040
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	2,708	—	2,708
Total comprehensive income	$10,040	$10,040	$1,396	$(8,728)	$12,748

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$10,040	$10,040	$(1,312)	$(8,728)	$10,040
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	30,507	5,168	—	35,675
Amortization of deferred financing costs and discounts	—	1,306	—	—	1,306
Change in fair value of private placement warrants	—	3,734	—	—	3,734
Credit loss expense	—	3,372	133	—	3,505
Deferred income taxes	—	(19,247)	476	—	(18,771)
Stock-based compensation	—	4,446	—	—	4,446
Other	—	354	—	—	354
Income from equity investment	(10,040)	1,312	—	8,728	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(12,054)	(2,246)	—	(14,300)
Unbilled receivables	—	(11,305)	1,040	—	(10,265)
Inventory, net	—	(2,559)	(3,163)	—	(5,722)
Prepaid expenses and other assets	—	9,173	(938)	—	8,235
Deferred revenue	—	(1,470)	1,516	—	46
Accounts payable and other current liabilities	—	2,670	(3,147)	—	(477)
Due to affiliates	—	(1,148)	1,148	—	—
Other liabilities	—	13,329	112	—	13,441
Net cash provided by (used in) operating activities	—	32,460	(1,213)	—	31,247
Cash Flows from Investing Activities:
Payment of contingent consideration	—	(412)	—	—	(412)
Purchases of installation and service parts and property and equipment	—	(8,286)	(3,192)	—	(11,478)
Cash proceeds from the sale of assets	—	25	—	—	25
Net cash used in investing activities	—	(8,673)	(3,192)	—	(11,865)
Cash Flows from Financing Activities:
Repayment on the revolver	—	(25,000)	—	—	(25,000)
Repayment of long-term debt	—	(2,255)	—	—	(2,255)
Payment of debt issuance costs	—	(54)	—	—	(54)
Proceeds from the exercise of stock options	—	93	—	—	93
Payment of employee tax withholding related to RSUs vesting	—	(1,436)	—	—	(1,436)
Net cash used in financing activities	—	(28,652)	—	—	(28,652)
Effect of exchange rate changes on cash and cash equivalents	—	—	2,231	—	2,231
Net decrease in cash, cash equivalents and restricted cash	—	(4,865)	(2,174)	—	(7,039)
Cash, cash equivalents and restricted cash - beginning of period	—	68,989	35,443	—	104,432
Cash, cash equivalents and restricted cash - end of period	$—	$64,124	$33,269	$—	$97,393

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2022

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$8,188	$—	$—	$8,188
Income taxes paid, net of refunds	—	1,124	23	—	1,147
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	4,057	—	—	4,057

16. Subsequent Event

On May 7, 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125 million of its outstanding shares of Class A common stock over the next twelve months. The level at which the Company repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K for the year ended December 31, 2021, and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

We believe we are a leading provider of smart mobility technology solutions and services throughout the United States, Australia, Europe and Canada. These solutions and services include toll and violations management, title and registration, automated safety solutions, parking enforcement and citation, and other data-driven solutions, to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts, universities, parking operators, healthcare facilities and transportation hubs and other violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations, automated safety and parking solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

Executive Summary

We operate under long-term contracts and have a highly reoccurring service revenue model. We continue to execute on our strategy of growing revenues with existing customers, expanding offerings into adjacent markets through innovation or acquisition and reducing operating costs. During the periods presented, we:

•
Experienced growth as a result of strategic acquisitions completed in 2021:

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

•
Increased total revenue by $80.5 million from $89.9 million for the three months ended March 31, 2021 to $170.4 million for the three months ended March 31, 2022. Redflex and T2 Systems contributed approximately $37 million to the overall revenue growth, and the remaining increase was mainly due to service revenue resulting from improved travel demand that positively impacted our RAC customers in the Commercial Services segment; and
•
Generated cash flows from operations of $31.2 million and $9.0 million for the three months ended March 31, 2022 and 2021, respectively. Our cash on hand was $93.4 million as of March 31, 2022.

Segment Information

We have three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for RACs and FMCs in North America. In Europe, we provide toll and violations processing services.
•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. The international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

•
Our Parking Solutions segment provides an integrated suite of parking software and hardware solutions to universities, municipalities, parking operators, healthcare facilities and transportation hubs in the United States and Canada.

Segment performance is based on revenues and income from operations before depreciation, amortization, (gain) loss on disposal of assets, net, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

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

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue	$161,134	$89,763	94.6%	99.9%	$71,371	79.5%
Product sales	9,251	95	5.4%	0.1%	9,156	9637.9%
Total revenue	170,385	89,858	100.0%	100.0%	80,527	89.6%
Cost of service revenue	3,779	880	2.2%	1.0%	2,899	329.4%
Cost of product sales	5,995	27	3.5%	0.0%	5,968	22103.7%
Operating expenses	51,063	30,492	30.0%	33.9%	20,571	67.5%
Selling, general and administrative expenses	41,635	28,443	24.4%	31.7%	13,192	46.4%
Depreciation, amortization and (gain) loss on disposal of assets, net	35,907	28,265	21.1%	31.5%	7,642	27.0%
Total costs and expenses	138,379	88,107	81.2%	98.1%	50,272	57.1%
Income from operations	32,006	1,751	18.8%	1.9%	30,255	1727.9%
Interest expense, net	14,279	9,164	8.4%	10.2%	5,115	55.8%
Change in fair value of private placement warrants	3,734	2,067	2.2%	2.3%	1,667	80.6%
Loss on extinguishment of debt	—	5,334	—	5.9%	(5,334)	(100.0)%
Other income, net	(2,866)	(3,013)	(1.7)%	(3.4)%	147	(4.9)%
Total other expenses	15,147	13,552	8.9%	15.0%	1,595	11.8%
Income (loss) before income taxes	16,859	(11,801)	9.9%	(13.1)%	28,660	242.9%
Income tax provision (benefit)	6,819	(2,886)	4.0%	(3.2)%	9,705	336.3%
Net income (loss)	$10,040	$(8,915)	5.9%	(9.9)%	$18,955	212.6%

Service Revenue. Service revenue increased by $71.4 million, or 79.5%, to $161.1 million for the three months ended March 31, 2022 from $89.8 million for the three months ended March 31, 2021, representing 94.6% and 99.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue
Commercial Services	$73,465	$45,689	43.1%	50.9%	$27,776	60.8%
Government Solutions	73,224	44,074	43.0%	49.0%	29,150	66.1%
Parking Solutions	14,445	—	8.5%	—	14,445	n/a
Total service revenue	$161,134	$89,763	94.6%	99.9%	$71,371	79.5%

Commercial Services service revenue increased by $27.8 million, or 60.8%, from $45.7 million for the three months ended March 31, 2021 to $73.5 million for the three months ended March 31, 2022. This increase was primarily due to the increased travel demand in the RAC industry that impacted volume in the three months ended March 31, 2022 compared to the prior year which was negatively impacted by the COVID-19 pandemic.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue was $73.2 million and $44.1 million for the three months ended March 31, 2022, and 2021, respectively, and it increased by $29.1 million. The Redflex acquisition contributed approximately $17 million to our growth. Organic growth excluding Redflex was approximately $12 million, which was primarily driven by the expansion of school zone speed programs, and speed is the largest product in this segment. We added 779 speed cameras in 2021, excluding Redflex, which provided year-over-year growth in 2022 and 111 speed cameras for the three months ended March 31, 2022 which provided growth in the current period and will continue to provide growth for the remainder of 2022. The remaining growth can be attributable to other expansions and improvement in variable rate programs that returned to more normalized volume as COVID-19 restrictions lifted throughout 2021.

Parking Solutions service revenue of $14.4 million resulted from our acquisition of T2 systems in December 2021 with no revenue in the comparable period.

Product Sales. Product sales were $9.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Product sales increased by $9.2 million which was mainly due to $6.0 million of product revenue generated from the Redflex and T2 Systems acquisitions for which there was no revenue in the comparable 2021 period. Prior to these acquisitions, product revenue was limited to a few large customers whose buying patterns varied greatly from period to period. Product sales for these customers contributed to the remaining increase due to an additional 46 units sold.

Cost of Service Revenue. Cost of service revenue increased from $0.9 million for the three months ended March 31, 2021 to $3.8 million for the three months ended March 31, 2022. The $2.9 million increase was mainly attributable to the inclusion of costs in the Parking Solutions segment with no comparable amounts in the prior year.

Cost of Product Sales. Cost of product sales increased by $5.9 million from less than $0.1 million in the three months ended March 31, 2021 to $6.0 million in the three months ended March 31, 2022, which was consistent with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $20.6 million, or 67.5%, from $30.5 million for the three months ended March 31, 2021 to $51.1 million for the three months ended March 31, 2022. The increase was primarily attributable to increase in wages expense, subcontractor expenses, and recurring services resulting from the inclusion of Redflex and T2 Systems operations with no comparable amounts in the prior year. Operating expenses as a percentage of total revenue decreased from 33.9% to 30.0% for the three months ended March 31, 2021 and 2022, respectively which was contributed by the Commercial Services segment's improved operating leverage from its corresponding revenue improvement. The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Operating expenses
Commercial Services	$15,947	$14,206	9.4%	15.8%	$1,741	12.3%
Government Solutions	32,391	16,092	19.0%	17.9%	16,299	101.3%
Parking Solutions	2,511	—	1.5%	—	2,511	n/a
Total operating expenses before stock-based compensation	50,849	30,298	29.9%	33.7%	20,551	67.8%
Stock-based compensation	214	194	0.1%	0.2%	20	10.3%
Total operating expenses	$51,063	$30,492	30.0%	33.9%	$20,571	67.5%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $41.6 million for the three months ended March 31, 2022 compared to $28.4 million for the same period in 2021. The increase is primarily due to increased wages and information technology expenses due to the inclusion of Redflex and T2 Systems operations in the three months ended March 31, 2022 with no comparable amounts in the prior year. In addition, we had increases of $2.2 million for professional services and $1.5 million related to stock-based compensation expense compared to the prior year, which were partially offset by a decrease in transaction costs of $3.9 million compared to 2021. Selling, general and administrative expenses as a percentage of total revenue decreased from 31.7% to 24.4% for the three months ended March 31, 2021 and 2022, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Selling, general and administrative expenses
Commercial Services	$13,276	$10,792	7.8%	12.0%	$2,484	23.0%
Government Solutions	16,455	10,811	9.7%	12.1%	5,644	52.2%
Parking Solutions	7,672	—	4.5%	—	7,672	n/a
Corporate and other	—	4,126	—	4.6%	(4,126)	(100.0)%
Total selling, general and administrative expenses before stock-based compensation	37,403	25,729	22.0%	28.7%	11,674	45.4%
Stock-based compensation	4,232	2,714	2.4%	3.0%	1,518	55.9%
Total selling, general and administrative expenses	$41,635	$28,443	24.4%	31.7%	$13,192	46.4%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $7.6 million to $35.9 million for the three months ended March 31, 2022 from $28.3 million for the same period in 2021. This was mainly due to increased amortization and depreciation expense resulting from the Redflex and T2 Systems acquisitions included in the three months ended March 31, 2022 with no comparable amounts in the prior year, partially offset by a decrease due to certain trademark intangibles being fully amortized for the three months ended March 31, 2022.

Interest Expense, Net. Interest expense, net increased by $5.1 million from $9.2 million for the three months ended March 31, 2021 to $14.3 million for the same period in 2022. This increase is primarily attributable to $1.2 billion in average outstanding debt during the three months ended March 31, 2022, compared to $875 million in average outstanding debt for the same period in 2021. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded losses of $3.7 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Other Income, Net. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net decreased slightly and was $2.9 million for the three months ended March 31, 2022, compared to $3.0 million for the same period in 2021.

Income Tax Provision (Benefit). Income tax provision was $6.8 million with an effective tax rate of 40.4% for the three months ended March 31, 2022 compared to an income tax benefit of $(2.9) million with an effective tax benefit rate of 24.5% for the three months ended March 31, 2021. The primary driver for the effective tax rate variance was the increase in pre-tax income for the first quarter of 2022 compared to the first quarter of 2021.

Net Income (Loss). We had net income of $10.0 million for the three months ended March 31, 2022, as compared to a net loss of $(8.9) million for the three months ended March 31, 2021. The $19.0 million increase in net income was primarily due to increases in both service revenue and product sales, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and available borrowings under our Revolver (defined below).

We have incurred significant long-term debt as a result of acquisitions completed in the prior years.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2022, we had $68.8 million available for borrowing, net of letters of credit, under our Revolver.

On May 7, 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125 million of its outstanding shares of Class A common stock over the next twelve months. The level at which the Company repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 29% and 39% of total accounts receivable, net as of March 31, 2022 and December 31, 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$31,247	$9,013
Net cash used in investing activities	(11,865)	(3,648)
Net cash (used in) provided by financing activities	(28,652)	123,915

Cash Flows from Operating Activities

Cash provided by operating activities increased by $22.2 million, from $9.0 million for the three months ended March 31, 2021 to $31.2 million for the three months ended March 31, 2022. Net income year over year increased by $19.0 million, from $8.9 million loss in 2021 to $10.0 million income in 2022. Adjustments to reconcile net income (loss) to cash provided by operating activities were an aggregate decrease of $12.7 million in 2022 compared to 2021. This was primarily due to a change in deferred income taxes and the $5.3 million loss on extinguishment of debt in 2021 with no comparable amount in the 2022 period. These decreases were offset mainly by increased depreciation and amortization resulting from our recent acquisitions, combined with increases in the fair value of the private placement warrants liability, credit loss expense and stock-based compensation expenses. We had an aggregate increase of $16 million in 2022 compared to 2021 for the changes in operating assets and liabilities due to an increase in other liabilities and a decrease in prepaid expenses and other current assets partially offset by increased inventory.

Cash Flows from Investing Activities

Cash used in investing activities was $11.9 million and $3.6 million for the three months ended March 31, 2022 and 2021, respectively, which was mainly related to purchases of installation and service parts and property and equipment. The $7.8 million increase in capital purchases year over year is primarily attributable to our recent acquisitions.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(28.7) million and $123.9 million for the three months ended March 31, 2022 and 2021, respectively. The cash used in 2022 was mainly due to the repayment of the $25.0 million borrowing on the Revolver in January 2022 and the quarterly principal payment on the 2021 Term Loan at the end of the quarter. We had aggregate borrowings of $996.8 million during the first quarter of 2021 consisting of the 2021 Term Loan and Senior Notes (defined below) and we concurrently repaid $865.6 million outstanding debt on the 2018 Term Loan (defined below). The aggregate borrowings net of the repayments, which totaled $131.2 million, were held as cash and cash equivalents at March 31, 2021 and used in part to fund the close of the Redflex acquisition. We also had payments related to debt issuance costs and debt extinguishment costs during the 2021 period.

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

On December 7, 2021, VM Consolidated Inc., entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repaying in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, we had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $892.9 million at March 31, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of March 31, 2022, the interest rate on the 2021 Term Loan was 3.6%.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. On or after April 15, 2024, we may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2024	102.750%
2025	101.375%
2026 and thereafter	100.000%

In addition, we may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings.

We evaluated the March 2021 refinancing transactions on a lender-by-lender basis and accounted for the portion of the transaction that did not meet the accounting criteria for debt extinguishment as a debt modification. Accordingly, we recognized a loss on extinguishment of debt of $5.3 million on the 2018 Term Loan during the three months ended March 31, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the 2021 Term Loan.

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At March 31, 2022, the loan amount outstanding was $2.9 million and was included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and, as of March 31, 2022, was still awaiting approval from the SBA.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At December 31, 2021, we had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At March 31, 2022, the availability to borrow was $68.8 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of March 31, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan.

On March 31, 2022, we notified our lenders that we were unable to file the Annual Report on Form 10-K within 90 days following the year ended December 31, 2021, as is required under the 2021 Term Loan, Senior Notes, and the Revolver. While we were compliant with all debt covenants at December 31, 2021 and March 31, 2022, the late filing created a technical default when the filing requirement was not met; however, this did not result in an Event of Default under the 2021 Term Loan, Senior Notes, and the Revolver as the Annual Report on Form 10-K was filed within the 30-day cure period allowed by these agreements for late filing of annual financial statements.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $14.3 million and $9.2 million for the three months ended March 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2022.

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

Refer to our 2021 Annual Report on Form 10-K for our critical accounting policies, estimates and judgments.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $892.9 million at March 31, 2022. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At March 31, 2022, the interest rate on the 2021 Term Loan was 3.6%. Based on the March 31, 2022 balance outstanding, each 1% movement in interest rates will result in an approximately $8.9 million change in annual interest expense.

We have not engaged in any hedging activities during the three months ended March 31, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2022 and, based on their evaluation, have concluded the controls and procedures were ineffective as the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 were not yet remediated during the first quarter of fiscal year 2022.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, management commenced implementation of remediation plans which are ongoing to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of our 2022 fiscal year. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•
Design and implement controls to properly recognize revenue within our recent acquisitions.
•
Evaluate the sufficiency, experience, and training of our internal personnel and hire additional personnel.
•
Design and implement controls to validate revenue and reporting data used in the preparation of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility Corporation (“Verra Mobility”), The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Antitrust Act of 1914 (the “Clayton Act”), and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Discovery is underway. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation.

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion of our risk factors. Other than the risk factor discussed below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We cannot guarantee that our stock repurchase program will be consummated, fully or at all, or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125 million of our outstanding shares of Class A common stock over the next twelve months. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be amended, suspended or discontinued by our Board of Directors at any time. Although our Board of Directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares, if any, that will be repurchased by us, and we may discontinue purchases at any time if management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated, fully or at all, or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	Separation and Release Agreement, dated April 11, 2022, between Patricia Chiodo and Verra Mobility Corporation.					X
10.2#	Amended and Restated Verra Mobility Corporation Short-Term Incentive Plan.	8-K	001-37979	10.1	April 28, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

VERRA MOBILITY CORPORATION

Date: May 9, 2022	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)