Form 10-Q
period 2022-06-30
VERRA MOBILITY Corp
filed 2022-08-03
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, there were 153,184,099 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2022

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
•
our ability to maintain an effective system of internal controls
•
risks and uncertainties related to our share repurchase program; and
•
risks and uncertainties related to litigation, disputes and regulatory investigations.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, verramobility.com, under the heading “Investors” immediately after they are filed with, or furnished to, the SEC. We use our Investor Relations website, ir.verramobility.com, as a means of disclosing information which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

Unless the context indicates otherwise, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” as used in this Quarterly Report on Form 10-Q refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole.

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share data)	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$86,392	$101,283
Restricted cash	4,169	3,149
Accounts receivable (net of allowance for credit losses of $17.1 million and $12.1 million at June 30, 2022 and December 31, 2021, respectively)	172,816	160,979
Unbilled receivables	33,830	29,109
Inventory, net	16,549	12,093
Prepaid expenses and other current assets	34,615	41,456
Total current assets	348,371	348,069
Installation and service parts, net	15,381	13,332
Property and equipment, net	102,755	96,066
Operating lease assets	38,146	38,862
Intangible assets, net	429,813	487,299
Goodwill	832,811	838,867
Other non-current assets	12,583	14,561
Total assets	$1,779,860	$1,837,056
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$69,107	$67,556
Deferred revenue	29,743	27,141
Accrued liabilities	49,596	38,435
Tax receivable agreement liability, current portion	5,107	5,107
Current portion of long-term debt	11,952	36,952
Total current liabilities	165,505	175,191
Long-term debt, net of current portion	1,205,169	1,206,802
Operating lease liabilities, net of current portion	34,347	34,984
Tax receivable agreement liability, net of current portion	55,650	56,615
Private placement warrant liabilities	35,600	38,466
Asset retirement obligation	12,045	11,824
Deferred tax liabilities, net	21,829	47,524
Other long-term liabilities	5,492	5,686
Total liabilities	1,535,637	1,577,092
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	15	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	311,252	309,883
Accumulated deficit	(90,852)	(81,416)
Accumulated other comprehensive loss	(12,767)	(5,094)
Total stockholders' equity	244,223	259,964
Total liabilities and stockholders' equity	$1,779,860	$1,837,056

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
($ in thousands, except per share data)
Service revenue	$174,502	$116,426	$335,636	$206,189
Product sales	12,985	12,231	22,236	12,326
Total revenue	187,487	128,657	357,872	218,515
Cost of service revenue	3,713	1,332	7,492	2,212
Cost of product sales	8,326	6,144	14,321	6,171
Operating expenses	55,196	36,434	106,259	66,926
Selling, general and administrative expenses	40,152	26,229	81,787	54,672
Depreciation, amortization and (gain) loss on disposal of assets, net	34,939	27,012	70,846	55,277
Total costs and expenses	142,326	97,151	280,705	185,258
Income from operations	45,161	31,506	77,167	33,257
Interest expense, net	14,485	11,680	28,764	20,844
Change in fair value of private placement warrants	(6,600)	8,067	(2,866)	10,134
Tax receivable agreement liability adjustment	(965)	1,661	(965)	1,661
Loss on extinguishment of debt	—	—	—	5,334
Other income, net	(4,039)	(2,798)	(6,905)	(5,811)
Total other expenses	2,881	18,610	18,028	32,162
Income before income taxes	42,280	12,896	59,139	1,095
Income tax provision	12,639	8,904	19,458	6,018
Net income (loss)	$29,641	$3,992	$39,681	$(4,923)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(10,381)	351	(7,673)	161
Total comprehensive income (loss)	$19,260	$4,343	$32,008	$(4,762)
Net income (loss) per share:
Basic	$0.19	$0.02	$0.26	$(0.03)
Diluted	$0.15	$0.02	$0.23	$(0.03)
Weighted average shares outstanding:
Basic	154,694	162,378	155,408	162,338
Diluted	160,344	166,028	161,507	162,338

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2022
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	10,040	—	10,040
Vesting of restricted stock units ("RSUs")	154	—	—	—	—	—	—
Exercise of stock options	7	—	—	93	—	—	93
Payment of employee tax withholding related to RSUs vesting	—	—	—	(1,436)	—	—	(1,436)
Stock-based compensation	—	—	—	4,446	—	—	4,446
Other comprehensive income, net of tax	—	—	—	—	—	2,708	2,708
Balance as of March 31, 2022	156,240	16	36,575	312,986	(71,376)	(2,386)	275,815
Net income	—	—	—	—	29,641	—	29,641
Share repurchases and retirement	(3,076)	(1)	—	(6,163)	(49,117)	—	(55,281)
Vesting of RSUs	51	—	—	—	—	—	—
Exercise of stock options	5	—	—	66	—	—	66
Payment of employee tax withholding related to RSUs vesting	—	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	—	4,566	—	—	4,566
Other comprehensive loss, net of tax	—	—	—	—	—	(10,381)	(10,381)
Balance as of June 30, 2022	153,220	$15	$36,575	$311,252	$(90,852)	$(12,767)	$244,223

For the Three and Six Months Ended June 30, 2021

Balance as of December 31, 2020	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net loss	—	—	—	—	(8,915)	—	(8,915)
Vesting of RSUs	91	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(857)	—	—	(857)
Stock-based compensation	—	—	—	2,908	—	—	2,908
Other comprehensive loss, net of tax	—	—	—	—	—	(190)	(190)
Balance as of March 31, 2021	162,360	16	36,575	375,671	(103,765)	21	308,518
Net income	—	—	—	—	3,992	—	3,992
Vesting of RSUs	41	—	—	—	—	—	—
Exercise of stock options	7	—	—	87	—	—	87
Payment of employee tax withholding related to RSUs vesting	—	—	—	(96)	—	—	(96)
Stock-based compensation	—	—	—	3,573	—	—	3,573
Other comprehensive income, net of tax	—	—	—	—	—	351	351
Balance as of June 30, 2021	162,408	$16	$36,575	$379,235	$(99,773)	$372	$316,425

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$39,681	$(4,923)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	70,215	55,227
Amortization of deferred financing costs and discounts	2,693	2,722
Change in fair value of private placement warrants	(2,866)	10,134
Tax receivable agreement liability adjustment	(965)	1,661
Loss on extinguishment of debt	—	5,334
Credit loss expense	7,036	3,863
Deferred income taxes	(15,700)	(825)
Stock-based compensation	9,012	6,481
Other	760	257
Changes in operating assets and liabilities:
Accounts receivable, net	(19,112)	(42,970)
Unbilled receivables	(4,918)	(2,098)
Inventory, net	(7,397)	923
Prepaid expenses and other assets	8,931	(2,100)
Deferred revenue	2,917	2,146
Accounts payable and other current liabilities	1,711	2,191
Other liabilities	4,377	(545)
Net cash provided by operating activities	96,375	37,478
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	—	(107,004)
Payment of contingent consideration	(647)	—
Purchases of installation and service parts and property and equipment	(22,724)	(8,257)
Cash proceeds from the sale of assets	72	159
Net cash used in investing activities	(23,299)	(115,102)
Cash Flows from Financing Activities:
Repayment on the revolver	(25,000)	—
Borrowings of long-term debt	—	996,750
Repayment of long-term debt	(4,510)	(881,281)
Payment of debt issuance costs	(246)	(6,507)
Payment of debt extinguishment costs	—	(1,066)
Share repurchases and retirement	(55,281)	—
Proceeds from exercise of stock options	159	87
Payment of employee tax withholding related to RSUs vesting	(1,639)	(953)
Net cash (used in) provided by financing activities	(86,517)	107,030
Effect of exchange rate changes on cash and cash equivalents	(430)	207
Net (decrease) increase in cash, cash equivalents and restricted cash	(13,871)	29,613
Cash, cash equivalents and restricted cash - beginning of period	104,432	120,892
Cash, cash equivalents and restricted cash - end of period	$90,561	$150,505

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$86,392	$147,346
Restricted cash	4,169	3,159
Total cash, cash equivalents, and restricted cash	$90,561	$150,505

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$26,036	$13,054
Income taxes paid, net of refunds	26,027	4,995
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	4,617	3,358

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering, following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC (the “Platinum Stockholder”), AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, Gores changed its name to Verra Mobility Corporation. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Verra Mobility offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Canada and Europe. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 15. Segment Reporting).

The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies. In Europe, the Company provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.

The Government Solutions segment offers photo enforcement solutions and services to its customers. Through its acquisition of Redflex Holdings Limited (“Redflex”) in June 2021, the Company expanded its current footprint in the United States and gained access to international markets. The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations acquired through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.

The Parking Solutions segment offers an integrated suite of parking software and hardware solutions to its customers, which include universities, municipalities, parking operators, healthcare facilities and transportation hubs. The Company added this new operating segment as a result of the acquisition of T2 Systems Parent Corporation (“T2 Systems”) on December 7, 2021, which allowed the Company to diversify its operations into the parking solutions space (see Note 3. Acquisitions). The Parking Solutions segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. T2 Systems also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
City of New York Department of Transportation	18.6%	26.7%	18.9%	25.7%

The City of New York Department of Transportation (“NYCDOT”) represented 25% and 39% of total accounts receivable, net as of June 30, 2022 and December 31, 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hertz Corporation	11.7%	13.3%	11.4%	13.5%
Avis Budget Group, Inc.	13.2%	13.0%	12.4%	12.2%
Enterprise Holdings, Inc.	9.7%	12.8%	9.3%	13.5%

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the six months ended June 30, 2022 and 2021, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	5,879	428	397	332	7,036
Write-offs, net of recoveries	(1,902)	(100)	(12)	(68)	(2,082)
Balance at June 30, 2022	$9,374	$3,420	$4,034	$264	$17,092

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$11,471
Credit loss expense	4,877	(989)	(25)	3,863
Write-offs, net of recoveries	(2,613)	(24)	(21)	(2,658)
Balance at June 30, 2021	$5,474	$3,264	$3,938	$12,676

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of June 30, 2022 increased compared to the prior year due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $11.0 million and $8.9 million of deferred revenue in the Government Solutions segment as of June 30, 2022 and December 31, 2021, respectively. The majority of the remaining performance obligations as of June 30, 2022 are expected to be completed and recognized as revenue in the next 12 months and $3.7 million is expected to be recognized between 2023 through 2027. The Company had approximately $21.7 million and $20.9 million of deferred revenue in the Parking Solutions segment as of June 30, 2022 and December 31, 2021, respectively. The majority of the remaining performance obligations as of June 30, 2022 are expected to be completed and recognized as revenue in the next 12 months and $0.9 million is expected to be recognized in 2023.

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

Under the terms of the 2021 Term Loan (as defined below) discussed in Note 7 below, in the event there is a benchmark transition away from LIBOR, a benchmark replacement rate has been defined in the 2021 Term Loan along with the mechanism for such a transition to take place. The Company does not anticipate this transition will have a material impact on its financial statements.

On June 30, 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance is effective for fiscal years, including interim periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.
3. Acquisitions

T2 Systems Acquisition

On December 7, 2021, the Company acquired all of the outstanding shares of T2 Systems, which offers an integrated suite of parking software and hardware solutions to its customers. This acquisition supports the Company’s strategy to expand and diversify into new markets within the mobility sector. The Company has included the financial results of T2 Systems in the financial statements from the date of acquisition, and reported within the Parking Solutions segment.

The Company paid a purchase price of $353.2 million. Transaction costs for T2 Systems were $3.3 million, which primarily related to professional fees and other expenses related to the acquisition.

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

Goodwill consists largely of the expected cash flows and future growth anticipated for the Company and was assigned to the Company’s Parking Solutions segment. The goodwill is not deductible for tax purposes. The preliminary customer relationships value was based on the multi-period excess earnings methodology utilizing projected cash flows. The significant assumptions used to value customer relationships included, among others, customer upsell and churn rates, forecasted revenue growth rates attributable to existing customers, forecasted EBITDA margins and the discount rate. The preliminary values for the trademark and the developed technology related assets were based on a relief-from-royalty method. The significant assumptions used to value these intangible assets included, among others, forecasted revenue growth rates, royalty rates and the expected obsolescence curve. The trademark, customer relationships and the developed technology related assets were assigned preliminary useful lives of 10.0 years, 10.0 years, and 6.1 years, respectively.

As of June 30, 2022, the valuation of assets acquired and liabilities assumed is preliminary. The primary areas that remain preliminary relate to the fair values of unbilled receivables, intangible assets acquired, deferred revenue, legal and other contingencies as of the acquisition date, income and non-income based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

NuPark Acquisition

On December 13, 2021, the Company completed the acquisition of NuPark (“NuPark”), a provider of parking services and permit management product platform from Passport Labs, Inc., which expanded the Company’s presence in the United States in the Parking Solutions segment. The acquisition date fair value of the consideration transferred to Passport Labs, Inc. was approximately $7.0 million, which consisted primarily of $5.0 million of cash paid at closing and $1.5 million of contingent consideration payable. The Company recorded $0.3 million of tangible assets, $4.9 million of customer relationships intangible assets valued using a multi-period excess earnings methodology, with a preliminary estimated useful life of 10.0 years, and $1.3 million of assumed liabilities, which was primarily deferred revenue. Goodwill recorded was $3.2 million for future growth anticipated for the Company and is expected to be deductible for tax purposes. The fair values assigned to tangible and intangible assets acquired and liabilities assumed were preliminary estimates and the Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date. The Company has included the financial results of NuPark in the financial statements from the date of acquisition, which were not material. The transaction costs for the acquisition were not material.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2022	December 31, 2021
Prepaid services	$9,313	$8,643
Prepaid tolls	8,774	7,539
Deposits	6,380	6,742
Prepaid computer maintenance	3,097	3,742
Prepaid insurance	1,340	4,293
Prepaid income taxes	1,043	5,324
Costs to fulfill a customer contract	2,935	3,364
Other	1,733	1,809
Total prepaid expenses and other current assets	$34,615	$41,456

5. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2021	$425,081	$215,400	$198,386	$838,867
Foreign currency translation adjustment	(5,456)	(600)	—	(6,056)
Balance at June 30, 2022	$419,625	$214,800	$198,386	$832,811

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2022			December 31, 2021
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.5 years	$36,011	$31,751	0.5 years	$36,225	$31,429
Non-compete agreements	0.5 years	62,519	56,026	1.0 years	62,555	49,982
Customer relationships	6.0 years	558,889	196,813	6.5 years	561,767	167,255
Developed technology	1.7 years	201,122	144,138	2.2 years	202,768	127,350
Gross carrying value of intangible assets		858,541	$428,728		863,315	$376,016
Less: accumulated amortization		(428,728)			(376,016)
Intangible assets, net		$429,813			$487,299

Amortization expense was $27.1 million and $21.2 million for the three months ended June 30, 2022 and 2021, respectively, and was $54.4 million and $44.0 million for the six months ended June 30, 2022 and 2021, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2022	$51,632
2023	77,410
2024	66,938
2025	64,240
2026	57,183
Thereafter	112,410
Total	$429,813

6. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2022	December 31, 2021
Accrued salaries and wages	$15,981	$15,744
Current deferred tax liabilities	7,987	—
Current portion of operating lease liabilities	5,788	5,760
Accrued interest payable	4,249	4,209
Income taxes payable	3,931	1,517
Restricted cash due to customers	3,841	3,062
Payroll liabilities	2,614	1,876
Other	5,205	6,267
Total accrued liabilities	$49,596	$38,435

7. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	June 30, 2022	December 31, 2021
2021 Term Loan, due 2028	$890,616	$895,125
Senior Notes, due 2029	350,000	350,000
PPP Loan	2,933	2,933
Revolver	—	25,000
Less: original issue discounts	(6,197)	(6,753)
Less: unamortized deferred financing costs	(20,231)	(22,551)
Total long-term debt	1,217,121	1,243,754
Less: current portion of long-term debt	(11,952)	(36,952)
Total long-term debt, net of current portion	$1,205,169	$1,206,802

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650.0 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250.0 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, the Company had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

In addition, in March 2021, VM Consolidated issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”), due on April 15, 2029. In connection with the issuance of the Senior Notes, the Company incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes were used in March 2021 to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

On December 7, 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repayment in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $890.6 million at June 30, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of June 30, 2022, the interest rate on the 2021 Term Loan was 6.1%.

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

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At June 30, 2022, the loan amount outstanding was $2.9 million and was included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and, as of June 30, 2022, was still awaiting approval from the SBA for loan forgiveness. In April 2022, the original maturity as of April 2022 was extended to September 2022 by the lender.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At June 30, 2022, the availability to borrow was $68.8 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of June 30, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At June 30, 2022, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $14.5 million and $11.7 million for the three months ended June 30, 2022 and 2021, respectively, and $28.8 million and $20.8 million for the six months ended June 30, 2022 and 2021, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 5.9% and 4.1% at June 30, 2022 and December 31, 2021, respectively.

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

	Level in	June 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$868,926	$852,764	$871,467	$895,125
Senior Notes	2	345,262	287,000	344,918	355,250
Revolver	2	—	—	24,435	25,000

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	June 30, 2022	December 31, 2021
Stock price	$15.71	$15.43
Strike price	$11.50	$11.50
Volatility	39.0%	48.0%
Remaining life (in years)	1.3	1.8
Risk-free interest rate	2.84%	0.66%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$5.34	$5.77

The Company is exposed to valuation risk on these Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5.0% increase to the volatility input at June 30, 2022 would increase the estimated fair value by $0.22 per unit. A 5.0% decrease to the volatility input at June 30, 2022 would decrease the estimated fair value by $0.21 per unit. The following summarizes the changes in fair value of private placement warrant liabilities included in net income (loss) for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$42,200	$32,933	$38,466	$30,866
Change in fair value of private placement warrants	(6,600)	8,067	(2,866)	10,134
Ending balance	$35,600	$41,000	$35,600	$41,000

The Company has an equity investment measured at cost of $3.5 million and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment as of June 30, 2022.

The fair value of the contingent consideration payable in connection with the NuPark acquisition was $1.5 million at December 13, 2021 acquisition date and was classified within level 3 of the fair value hierarchy. The valuation of the contingent consideration was measured using a discounted cash flow model and the significant unobservable inputs used in the measurement relate to forecasts of annualized revenue developed by the Company. During the six months ended June 30, 2022, the Company made a payment of approximately $0.6 million and as a result, the contingent consideration payable was $0.9 million as of June 30, 2022.

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

The components of basic and diluted net income (loss) per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss)	$29,641	$3,992	$39,681	$(4,923)
Denominator:
Weighted average shares - basic	154,694	162,378	155,408	162,338
Common stock equivalents	5,650	3,650	6,099	—
Weighted average shares - diluted	160,344	166,028	161,507	162,338
Net income (loss) per share - basic	$0.19	$0.02	$0.26	$(0.03)
Net income (loss) per share - diluted	$0.15	$0.02	$0.23	$(0.03)
Antidilutive shares excluded from diluted net income (loss) per share:
Contingently issuable shares (1)	5,000	5,000	5,000	5,000
Public warrants	—	—	—	13,333
Private placement warrants	—	6,667	—	6,667
Non-qualified stock options	1,502	1,039	1,502	1,185
Performance share units	179	—	179	229
Restricted stock units	1,007	26	1,007	2,559
Total antidilutive shares excluded	7,688	12,732	7,688	28,973

(1) Contingently issuable shares relate to the earn-out agreement as discussed in Note 13, Other Significant Transactions.

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

The Company’s effective income tax rate was 29.9% and 69.0% for the three months ended June 30, 2022 and 2021, respectively, and 32.9% and 549.6% for the six months ended June 30, 2022 and 2021, respectively. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the private placement warrants and the increase in pre-tax income for 2022 compared to 2021, resulting in the Company’s permanent book and tax differences having a proportionately lesser impact on the effective tax rate for 2022.

The total amount of unrecognized tax benefits increased by $8.3 million during the six months ended June 30, 2022 primarily due to prior year tax positions associated with the Redflex acquisition. As of June 30, 2022, the total amount of unrecognized tax benefits was $11.1 million, of which $2.5 million would affect our effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2022, the Company had $0.1 million accrued for the payment of interest and penalties. The Company believes that it is reasonably possible that a decrease of up to $8.0 million in unrecognized tax benefits related to the Redflex acquisition may be necessary within the coming year, which will not have an impact to the statements of operations.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. This will result in an increase to our U.S. income tax liability and net deferred tax assets. The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S. The Company is currently evaluating the impacts of this change to the financial statements but does not expect them to be material.

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

11. Stockholders’ Equity

Share Repurchases and Retirement

On May 7, 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of its outstanding shares of Class A Common Stock over the next twelve months from time to time in open market transactions, accelerated share repurchases (“ASR”) or in privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”).

On May 12, 2022, the Company paid $50.0 million, which represented the aggregate amount authorized for an ASR, and received an initial delivery of 2,739,726 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the third quarter of fiscal year 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. The Company accounted for the ASR as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contract, therefore, it did not account for it as a derivative instrument.

In addition, the Company paid $5.2 million to repurchase 336,153 shares of its Class A Common Stock through open market transactions during the second quarter of fiscal year 2022, which it subsequently retired. The Company authorized an aggregate purchase amount of $75.0 million related to the open market repurchases, of which $69.8 million is available for future repurchases as of June 30, 2022. The Company incurred $0.1 million of direct costs in connection with both share repurchase transactions during the second quarter of fiscal year 2022, which it included in the cost of the shares acquired.

The Company paid a total of $55.3 million for shares repurchases during the quarter, which was accounted by deducting the par value from the common stock account, reducing $6.2 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $49.1 million.

12. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Operating expenses	$284	$248	$498	$442
Selling, general and administrative expenses	4,282	3,325	8,514	6,039
Total stock-based compensation expense	$4,566	$3,573	$9,012	$6,481

The increase in stock-based compensation expense of $1.0 million and $2.5 million during the three and six months ended June 30, 2022 is primarily due to the accelerated vesting of RSUs granted to an executive officer as part of a separation agreement.

13. Other Significant Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with the Platinum Stockholder. The TRA generally provides for the payment to the Platinum Stockholder of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increased tax basis of certain acquired intangibles prior to the Business Combination. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company made adjustments to this amount.

At June 30, 2022, the TRA liability was approximately $60.8 million of which $5.1 million was the current portion and $55.7 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheet.

The Company recorded a $1.0 million benefit for the three and six months ended June 30, 2022 and a $1.7 million charge for the three and six months ended June 30, 2021. The TRA liability adjustment in 2022 is arising from lower estimated state tax rates due to changes in apportionment, whereas in 2021 it is arising from higher estimated state tax rates due to changes in statutory rates.

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

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of the Company’s Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event, then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) the Company shall issue the applicable Earn-Out Shares to the cash consideration stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of June 30, 2022. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At June 30, 2022, the potential future Earn-Out Shares issuable are between zero and 5.0 million.

Related Party Equity Investment

Redflex Irish Investments Pty Ltd, a wholly owned indirect subsidiary of the Company, owns a 16% non-voting equity interest in Road Safety Operations Holdings Unlimited, which has a subsidiary, Road Safety Operations Holdings T/A Go Safe Ireland (“Go Safe”), which provides speed and traffic enforcement services and related equipment to its customers in Ireland. This investment was approximately $3.5 million and $3.7 million as of June 30, 2022 and December 31, 2021, respectively, and is presented within other non-current assets on the condensed consolidated balance sheets. The Company is engaged as a vendor to supply equipment and services to Go Safe and related revenues earned were approximately $0.2 million and $0.5 million for the three and six months ended June 30, 2022.

14. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic vendors and customers. Outstanding letters of credit under these arrangements totaled $6.2 million at both June 30, 2022 and December 31, 2021. In addition, the Company has $1.9 million of bank guarantees at June 30, 2022 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at June 30, 2022 were $46.4 million. The majority of these outstanding commitments are expected to be incurred during the remainder of 2022 and approximately $5.9 million is expected to be incurred between 2023 and 2025.

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

15. Segment Reporting

The Company has three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. Parking Solutions provides an integrated suite of parking software and hardware solutions to its customers. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$84,888	$74,672	$14,942	$—	$174,502
Product sales	—	8,856	4,129	—	12,985
Total revenue	84,888	83,528	19,071	—	187,487
Cost of service revenue	496	563	2,654	—	3,713
Cost of product sales	—	4,893	3,433	—	8,326
Operating expenses	18,105	34,401	2,406	—	54,912
Selling, general and administrative expenses	13,681	14,433	7,756	—	35,870
Other (income) expense, net	(3,840)	(218)	19	—	(4,039)
Segment profit	$56,446	$29,456	$2,803	$—	$88,705
Segment profit	$56,446	$29,456	$2,803	$—	$88,705
Depreciation and amortization	—	—	—	34,540	34,540
Loss on disposal of assets, net	—	385	14	—	399
Change in fair value of private placement warrants	—	—	—	(6,600)	(6,600)
Tax receivable agreement liability adjustment	—	—	—	(965)	(965)
Stock-based compensation	—	—	—	4,566	4,566
Interest expense, net	—	—	—	14,485	14,485
Income (loss) before income taxes	$56,446	$29,071	$2,789	$(46,026)	$42,280

	For the Three Months Ended June 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$66,480	$49,946	$—	$116,426
Product sales	—	12,231	—	12,231
Total revenue	66,480	62,177	—	128,657
Cost of service revenue	905	427	—	1,332
Cost of product sales	—	6,144	—	6,144
Operating expenses	15,990	20,196	—	36,186
Selling, general and administrative expenses	9,479	10,119	3,306	22,904
Other income, net	(2,594)	(204)	—	(2,798)
Segment profit (loss)	$42,700	$25,495	$(3,306)	$64,889
Segment profit (loss)	$42,700	$25,495	$(3,306)	$64,889
Depreciation and amortization	—	—	27,013	27,013
Gain on disposal of assets, net	—	(1)	—	(1)
Change in fair value of private placement warrants	—	—	8,067	8,067
Tax receivable agreement liability adjustment	—	—	1,661	1,661
Stock-based compensation	—	—	3,573	3,573
Interest expense, net	—	—	11,680	11,680
Income (loss) before income taxes	$42,700	$25,496	$(55,300)	$12,896

	For the Six Months Ended June 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$158,353	$147,896	$29,387	$—	$335,636
Product sales	—	14,460	7,776	—	22,236
Total revenue	158,353	162,356	37,163	—	357,872
Cost of service revenue	1,098	1,036	5,358	—	7,492
Cost of product sales	—	8,620	5,701	—	14,321
Operating expenses	34,052	66,792	4,917	—	105,761
Selling, general and administrative expenses	26,957	30,888	15,428	—	73,273
Other (income) expense, net	(6,795)	(146)	36	—	(6,905)
Segment profit	$103,041	$55,166	$5,723	$—	$163,930
Segment profit	$103,041	$55,166	$5,723	$—	$163,930
Depreciation and amortization	—	—	—	70,215	70,215
Loss on disposal of assets, net	—	626	5	—	631
Change in fair value of private placement warrants	—	—	—	(2,866)	(2,866)
Tax receivable agreement liability adjustment	—	—	—	(965)	(965)
Stock-based compensation	—	—	—	9,012	9,012
Interest expense, net	—	—	—	28,764	28,764
Income (loss) before income taxes	$103,041	$54,540	$5,718	$(104,160)	$59,139

	For the Six Months Ended June 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$112,169	$94,020	$—	$206,189
Product sales	—	12,326	—	12,326
Total revenue	112,169	106,346	—	218,515
Cost of service revenue	1,436	776	—	2,212
Cost of product sales	—	6,171	—	6,171
Operating expenses	30,196	36,288	—	66,484
Selling, general and administrative expenses	20,271	20,930	7,432	48,633
Other income, net	(4,664)	(1,147)	—	(5,811)
Segment profit (loss)	$64,930	$43,328	$(7,432)	$100,826
Segment profit (loss)	$64,930	$43,328	$(7,432)	$100,826
Depreciation and amortization	—	—	55,227	55,227
Loss on disposal of assets, net	—	50	—	50
Change in fair value of private placement warrants	—	—	10,134	10,134
Tax receivable agreement liability adjustment	—	—	1,661	1,661
Stock-based compensation	—	—	6,481	6,481
Interest expense, net	—	—	20,844	20,844
Loss on extinguishment of debt	—	—	5,334	5,334
Income (loss) before income taxes	$64,930	$43,278	$(107,113)	$1,095

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $13.0 million and $12.2 million for the three months ended June 30, 2022 and 2021, respectively and were $22.2 million and $12.3 million for the six months ended June 30, 2022 and 2021, respectively.

The following table details the revenues from international customers for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Australia	$8,436	$1,141	$16,218	$1,141
Canada	7,984	365	15,660	400
United Kingdom	4,992	3,318	11,198	5,648
All other	472	483	1,154	878
Total international revenues	$21,884	$5,307	$44,230	$8,067

16. Guarantor/Non-Guarantor Financial Information

VM Consolidated is the lead borrower of the 2021 Term Loan, Senior Notes and the Revolver. VM Consolidated is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated is wholly owned by Greenlight Acquisition Corporation, which is wholly owned by Greenlight Intermediate Holding Corporation, which is wholly owned by Greenlight Holding Corporation, which is wholly owned by Verra Mobility Holdings, LLC, which is wholly owned by Verra Mobility Corporation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly owned guarantor subsidiaries and non-guarantor subsidiaries.

The following financial information presents the condensed consolidated balance sheets as of June 30, 2022 and the related condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2022 and the condensed consolidated statement of cash flows for the six months ended June 30, 2022 for the Company, the combined guarantor subsidiaries and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at June 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$54,934	$31,458	$—	$86,392
Restricted cash	—	4,130	39	—	4,169
Accounts receivable (net of allowance for credit losses of $17.1 million)	—	162,855	9,961	—	172,816
Unbilled receivables	—	29,222	4,608	—	33,830
Investment in subsidiary	74,964	141,993	—	(216,957)	—
Inventory, net	—	1,531	15,018	—	16,549
Prepaid expenses and other current assets	—	26,154	8,461	—	34,615
Total current assets	74,964	420,819	69,545	(216,957)	348,371
Installation and service parts, net	—	15,381	—	—	15,381
Property and equipment, net	—	85,405	17,350	—	102,755
Operating lease assets	—	30,854	7,292	—	38,146
Intangible assets, net	—	321,251	108,562	—	429,813
Goodwill	—	689,501	143,310	—	832,811
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	8,306	4,277	—	12,583
Total assets	$244,223	$1,571,517	$350,336	$(386,216)	$1,779,860
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$54,932	$14,175	$—	$69,107
Deferred revenue	—	18,624	11,119	—	29,743
Accrued liabilities	—	38,210	11,386	—	49,596
Tax receivable agreement liability, current portion	—	5,107	—	—	5,107
Current portion of long-term debt	—	11,952	—	—	11,952
Total current liabilities	—	128,825	36,680	—	165,505
Long-term debt, net of current portion	—	1,205,169	—	—	1,205,169
Operating lease liabilities, net of current portion	—	28,933	5,414	—	34,347
Tax receivable agreement liability, net of current portion	—	55,650	—	—	55,650
Private placement warrant liabilities	—	35,600	—	—	35,600
Due to affiliates	—	24,982	144,277	(169,259)	—
Asset retirement obligation	—	12,020	25	—	12,045
Deferred tax liabilities, net	—	—	21,829	—	21,829
Other long-term liabilities	—	5,374	118	—	5,492
Total liabilities	—	1,496,553	208,343	(169,259)	1,535,637
Total stockholders' equity	244,223	74,964	141,993	(216,957)	244,223
Total liabilities and stockholders' equity	$244,223	$1,571,517	$350,336	$(386,216)	$1,779,860

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$157,137	$17,365	$—	$174,502
Product sales	—	8,466	4,519	—	12,985
Sales to affiliates	—	(348)	348	—	—
Total revenue	—	165,255	22,232	—	187,487
Cost of service revenue	—	2,499	1,214	—	3,713
Cost of product sales	—	5,290	3,036	—	8,326
Cost of sales to affiliates	—	(3)	3	—	—
Operating expenses	—	45,283	9,913	—	55,196
Selling, general and administrative expenses	—	32,465	7,687	—	40,152
Depreciation, amortization and (gain) loss on disposal of assets, net	—	29,875	5,064	—	34,939
Total costs and expenses	—	115,409	26,917	—	142,326
Income (loss) from operations	—	49,846	(4,685)	—	45,161
Income from equity investment	(29,641)	3,942	—	25,699	—
Interest expense, net	—	14,482	3	—	14,485
Change in fair value of private placement warrants	—	(6,600)	—	—	(6,600)
Tax receivable agreement liability adjustment	—	(965)	—	—	(965)
Other income, net	—	(3,186)	(853)	—	(4,039)
Total other (income) expenses	(29,641)	7,673	(850)	25,699	2,881
Income (loss) before income taxes	29,641	42,173	(3,835)	(25,699)	42,280
Income tax provision	—	12,532	107	—	12,639
Net income (loss)	$29,641	$29,641	$(3,942)	$(25,699)	$29,641
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(10,381)	—	(10,381)
Total comprehensive income (loss)	$29,641	$29,641	$(14,323)	$(25,699)	$19,260

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$300,301	$35,335	$—	$335,636
Product sales	—	13,341	8,895	—	22,236
Sales to affiliates	—	(348)	348	—	—
Total revenue	—	313,294	44,578	—	357,872
Cost of service revenue	—	4,974	2,518	—	7,492
Cost of product sales	—	8,115	6,206	—	14,321
Cost of sales to affiliates	—	(3)	3	—	—
Operating expenses	—	87,248	19,011	—	106,259
Selling, general and administrative expenses	—	68,068	13,719	—	81,787
Depreciation, amortization and (gain) loss on disposal of assets, net	—	60,614	10,232	—	70,846
Total costs and expenses	—	229,016	51,689	—	280,705
Income (loss) from operations	—	84,278	(7,111)	—	77,167
Income from equity investment	(39,681)	5,254	—	34,427	—
Interest expense, net	—	28,761	3	—	28,764
Change in fair value of private placement warrants	—	(2,866)	—	—	(2,866)
Tax receivable agreement liability adjustment	—	(965)	—	—	(965)
Other income, net	—	(5,874)	(1,031)	—	(6,905)
Total other (income) expenses	(39,681)	24,310	(1,028)	34,427	18,028
Income (loss) before income taxes	39,681	59,968	(6,083)	(34,427)	59,139
Income tax provision (benefit)	—	20,287	(829)	—	19,458
Net income (loss)	$39,681	$39,681	$(5,254)	$(34,427)	$39,681
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(7,673)	—	(7,673)
Total comprehensive income (loss)	$39,681	$39,681	$(12,927)	$(34,427)	$32,008

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$39,681	$39,681	$(5,254)	$(34,427)	$39,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	59,983	10,232	—	70,215
Amortization of deferred financing costs and discounts	—	2,693	—	—	2,693
Change in fair value of private placement warrants	—	(2,866)	—	—	(2,866)
Tax receivable agreement liability adjustment	—	(965)	—	—	(965)
Credit loss expense	—	6,769	267	—	7,036
Deferred income taxes	—	(14,483)	(1,217)	—	(15,700)
Stock-based compensation	—	9,012	—	—	9,012
Other	—	760	—	—	760
Income from equity investment	(39,681)	5,254	—	34,427	—
Changes in operating assets and liabilities:
Accounts receivable, net	—	(19,443)	331	—	(19,112)
Unbilled receivables	—	(5,003)	85	—	(4,918)
Inventory, net	—	(2,918)	(4,479)	—	(7,397)
Prepaid expenses and other assets	—	8,785	146	—	8,931
Deferred revenue	—	1,454	1,463	—	2,917
Accounts payable and other current liabilities	—	4,788	(3,077)	—	1,711
Due to affiliates	—	(3,497)	3,497	—	—
Other liabilities	—	4,342	35	—	4,377
Net cash provided by operating activities	—	94,346	2,029	—	96,375
Cash Flows from Investing Activities:
Payment of contingent consideration	—	(647)	—	—	(647)
Purchases of installation and service parts and property and equipment	—	(17,179)	(5,545)	—	(22,724)
Cash proceeds from the sale of assets	—	72	—	—	72
Net cash used in investing activities	—	(17,754)	(5,545)	—	(23,299)
Cash Flows from Financing Activities:
Repayment on the revolver	—	(25,000)	—	—	(25,000)
Repayment of long-term debt	—	(4,510)	—	—	(4,510)
Payment of debt issuance costs	—	(246)	—	—	(246)
Share repurchases and retirement	—	(55,281)	—	—	(55,281)
Proceeds from exercise of stock options	—	159	—	—	159
Payment of employee tax withholding related to RSUs vesting	—	(1,639)	—	—	(1,639)
Net cash used in financing activities	—	(86,517)	—	—	(86,517)
Effect of exchange rate changes on cash and cash equivalents	—	—	(430)	—	(430)
Net decrease in cash, cash equivalents and restricted cash	—	(9,925)	(3,946)	—	(13,871)
Cash, cash equivalents and restricted cash - beginning of period	—	68,989	35,443	—	104,432
Cash, cash equivalents and restricted cash - end of period	$—	$59,064	$31,497	$—	$90,561

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2022

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$26,036	$—	$—	$26,036
Income taxes paid, net of refunds	—	25,764	263	—	26,027
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	4,617	—	—	4,617

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K for the year ended December 31, 2021, and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Executive Summary

We operate under long-term contracts and have a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically and expand offerings into adjacent markets through innovation or acquisition. During the periods presented, we:

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

•
Increased total revenue by $139.4 million from $218.5 million for the six months ended June 30, 2021 to $357.9 million for the six months ended June 30, 2022. Redflex and T2 Systems contributed approximately $72.6 million to the overall revenue growth, and the remaining increase was mainly due to service revenue resulting from increased travel volume and tolling activity in 2022 in the Commercial Services segment; and
•
Generated cash flows from operations of $96.4 million and $37.5 million for the six months ended June 30, 2022 and 2021, respectively. Our cash on hand was $86.4 million as of June 30, 2022.

Recent Events

Share Repurchases and Retirement

On May 7, 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding shares of Class A Common Stock over the next 12 months from time to time in open market transactions, accelerated share repurchases (“ASR”) or in privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”) .

On May 12, 2022, we paid $50.0 million, which represented the aggregate amount authorized for an ASR, and received an initial delivery of 2,739,726 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the third quarter of fiscal year 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. In addition, we paid $5.2 million and repurchased 336,153 shares of our Class A Common Stock through open market transactions during the second quarter of fiscal year 2022. Our Board of Directors authorized an aggregate purchase amount of $75 million related to the open market repurchases, of which $69.8 million is available for future repurchases as of June 30, 2022.

The Company’s repurchase of shares of its Class A Common Stock in the future depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our management may deem relevant. The timing, volume and nature of such repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

Segment Information

We have three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions:

•
Commercial Services segment offers toll and violation management solutions and title and registration services for RACs and FMCs in North America. In Europe, we provide toll and violations processing services.
•
Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. The international operations through Redflex primarily involve the sale of traffic enforcement products and related maintenance services.
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

Primary Components of Our Operating Results

Revenues

Service Revenue. Our Commercial Services segment generates service revenue primarily through the operation and management of tolling programs and processing violations for RACs, FMCs and other large fleet customers. These solutions are full-service offerings by which we enroll the license plates of our customers’ vehicles and transponders with tolling authority accounts, pay tolls and violations on the customers’ behalf and, through proprietary technology, integrate with customer data to match the toll or violation to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations and our customers’ share of administration fees are netted against revenue. We also generate service revenue in our Commercial Services segment through processing titles and registrations.

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

Costs and Expenses

Cost of Service Revenue. Cost of service revenue consists of collection and other professional services provided by third parties and certain recurring service costs in our segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire and install photo enforcement equipment purchased by Government Solutions customers and costs to develop and install hardware sold to Parking Solutions customers.

Operating Expenses. Operating expenses primarily include payroll and payroll-related costs (including stock-based compensation), subcontractor costs, payment processing and other operational costs including print, postage and communication costs.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue	$174,502	$116,426	93.1%	90.5%	$58,076	49.9%
Product sales	12,985	12,231	6.9%	9.5%	754	6.2%
Total revenue	187,487	128,657	100.0%	100.0%	58,830	45.7%
Cost of service revenue	3,713	1,332	2.0%	1.0%	2,381	178.8%
Cost of product sales	8,326	6,144	4.5%	4.8%	2,182	35.5%
Operating expenses	55,196	36,434	29.4%	28.3%	18,762	51.5%
Selling, general and administrative expenses	40,152	26,229	21.4%	20.4%	13,923	53.1%
Depreciation, amortization and (gain) loss on disposal of assets, net	34,939	27,012	18.6%	21.0%	7,927	29.3%
Total costs and expenses	142,326	97,151	75.9%	75.5%	45,175	46.5%
Income from operations	45,161	31,506	24.1%	24.5%	13,655	43.3%
Interest expense, net	14,485	11,680	7.7%	9.1%	2,805	24.0%
Change in fair value of private placement warrants	(6,600)	8,067	(3.5)%	6.3%	(14,667)	(181.8)%
Tax receivable agreement liability adjustment	(965)	1,661	(0.5)%	1.3%	(2,626)	(158.1)%
Other income, net	(4,039)	(2,798)	(2.2)%	(2.2)%	(1,241)	44.4%
Total other expenses	2,881	18,610	1.5%	14.5%	(15,729)	(84.5)%
Income before income taxes	42,280	12,896	22.6%	10.0%	29,384	227.9%
Income tax provision	12,639	8,904	6.8%	6.9%	3,735	41.9%
Net income	$29,641	$3,992	15.8%	3.1%	$25,649	642.5%

Service Revenue. Service revenue increased by $58.1 million, or 49.9%, to $174.5 million for the three months ended June 30, 2022 from $116.4 million for the three months ended June 30, 2021, representing 93.1% and 90.5% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue
Commercial Services	$84,888	$66,480	45.3%	51.7%	$18,408	27.7%
Government Solutions	74,672	49,946	39.8%	38.8%	24,726	49.5%
Parking Solutions	14,942	—	8.0%	—	14,942	n/a
Total service revenue	$174,502	$116,426	93.1%	90.5%	$58,076	49.9%

Commercial Services service revenue increased by $18.4 million, or 27.7%, from $66.5 million for the three months ended June 30, 2021 to $84.9 million for the three months ended June 30, 2022. The increase was primarily due to the increase in travel volume and related tolling activity in 2022 compared to 2021, which was negatively impacted by the COVID-19 pandemic. The volume of tolls incurred by RAC vehicles increased along with a shift towards an all-inclusive fee structure from an incidental or daily usage rate and higher pricing for certain products contributed to a $13.2 million increase, and the volume of tolls incurred by our FMC customers contributed to a $3.1 million increase in revenue during the three months ended June 30, 2022 compared to the same period in 2021.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $24.7 million to $74.7 million for the three months ended June 30, 2022 compared to $49.9 million in the same period in 2021. The Redflex acquisition contributed approximately $13.9 million to our growth. Organic growth excluding Redflex was approximately $10.8 million, which was primarily driven by the expansion of school zone speed programs, and speed is the largest product in this segment. We added 752 speed cameras in 2021, excluding Redflex, which provided growth in 2022, and 268 speed cameras for the three months ended June 30, 2022 which provided growth in the current quarter and will continue to provide growth for the remainder of 2022. The remaining growth is attributable to other expansions and improvement in variable rate programs that recovered from COVID-19 to more normalized volumes.

Parking Solutions service revenue of $14.9 million resulted from the acquisition of T2 systems in December 2021 with no revenue in the comparable period.

Product Sales. Product sales were $13.0 million and $12.2 million for the three months ended June 30, 2022 and 2021, respectively. Product sales increased by approximately $0.8 million, which was mainly due to $4.1 million of product revenue from the inclusion of T2 Systems for which there was no revenue in the comparable 2021 period, offset by a $3.3 million decrease in product sales to Government Solutions customers including Redflex.

Cost of Service Revenue. Cost of service revenue increased from $1.3 million for the three months ended June 30, 2021 to $3.7 million for the three months ended June 30, 2022. The $2.4 million increase was mainly attributable to the inclusion of costs in the Parking Solutions segment with no comparable amounts in the prior year.

Cost of Product Sales. Cost of product sales increased by $2.2 million from $6.1 million in the three months ended June 30, 2021 to $8.3 million in the three months ended June 30, 2022, which was mainly due to a $3.4 million increase in costs from the inclusion of T2 Systems for which there was no comparable amount in the prior year offset by a $1.3 million decrease in costs in the Government Solutions segment.

Operating Expenses. Operating expenses increased by $18.8 million, or 51.5%, from $36.4 million for the three months ended June 30, 2021 to $55.2 million for the three months ended June 30, 2022. The increase in 2022 was primarily attributable to increase in wages expense, recurring services, subcontractor expenses and information technology costs resulting from the inclusion of Redflex for the full three-month period as compared to 12 days in 2021 and the inclusion of T2 Systems operations with no comparable amounts in the prior period. Operating expenses as a percentage of total revenue increased from 28.3% to 29.4% for the three months ended June 30, 2021 and 2022, respectively. This increase mainly represents improved operating leverage corresponding to the increased revenue in the Commercial Services segment and decreased operating leverage for the Government Solutions business with the addition of Redflex, which historically had lower margins than the Verra Mobility business. The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Operating expenses
Commercial Services	$18,105	$15,990	9.7%	12.4%	$2,115	13.2%
Government Solutions	34,401	20,196	18.3%	15.7%	14,205	70.3%
Parking Solutions	2,406	—	1.2%	—	2,406	n/a
Total operating expenses before stock-based compensation	54,912	36,186	29.2%	28.1%	18,726	51.7%
Stock-based compensation	284	248	0.2%	0.2%	36	14.5%
Total operating expenses	$55,196	$36,434	29.4%	28.3%	$18,762	51.5%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $40.2 million for the three months ended June 30, 2022 compared to $26.2 million for the same period in 2021. The increase is primarily due to increased wages and other general expenses from the inclusion of Redflex for the full three-month period as compared to 12 days in 2021 and the inclusion of T2 Systems with no comparable amounts in the prior year. In addition, we had increases of $3.6 million of professional services costs, $2.1 million related to credit loss expense and $1.0 million of stock-based compensation expense, which were partially offset by a $3.0 million decrease in transaction costs compared to the prior year. Selling, general and administrative expenses as a percentage of total revenue increased from 20.4% to 21.4% for the three months ended June 30, 2021 and 2022, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Selling, general and administrative expenses
Commercial Services	$13,681	$9,479	7.3%	7.4%	$4,202	44.3%
Government Solutions	14,433	10,119	7.7%	7.8%	4,314	42.6%
Parking Solutions	7,756	—	4.1%	—	7,756	n/a
Corporate and other	—	3,306	—	2.6%	(3,306)	(100.0)%
Total selling, general and administrative expenses before stock-based compensation	35,870	22,904	19.1%	17.8%	12,966	56.6%
Stock-based compensation	4,282	3,325	2.3%	2.6%	957	28.8%
Total selling, general and administrative expenses	$40,152	$26,229	21.4%	20.4%	$13,923	53.1%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $7.9 million to $34.9 million for the three months ended June 30, 2022 from $27.0 million for the same period in 2021. This was mainly due to increased amortization and depreciation expense resulting from the inclusion of Redflex for the full three-month period as compared to 12 days in 2021 and the inclusion of T2 Systems with no comparable amounts in the prior year.

Interest Expense, Net. Interest expense, net increased by $2.8 million from $11.7 million for the three months ended June 30, 2021 to $14.5 million for the same period in 2022. This increase is primarily attributable to $1.2 billion in average outstanding debt during the three months ended June 30, 2022, which included the $250.0 million of incremental term loan borrowing, compared to $1.0 billion in average outstanding debt for the same period in 2021. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a gain of $6.6 million and a loss of $8.1 million for the three months ended June 30, 2022 and 2021, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million benefit and a $1.7 million charge for the three months ended June 30, 2022 and 2021, respectively. The TRA liability adjustment in 2022 is arising from lower estimated state tax rates due to changes in apportionment, whereas in 2021 it is arising from higher estimated state tax rates due to changes in statutory rates.

Other Income, Net. We pay a high volume of tolls on behalf of our customers with purchasing cards, which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $4.0 million for the three months ended June 30, 2022, compared to $2.8 million for the three months ended June 30, 2021. The increase of $1.2 million is primarily attributable to increased tolling activity due to increased travel, especially in the RAC industry.

Income Tax Provision. Income tax provision was $12.6 million representing an effective tax rate of 29.9% for the three months ended June 30, 2022 compared to a tax provision of $8.9 million, representing an effective tax rate of 69.0% for the same period in 2021. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the private placement warrants and the increase in pre-tax income for 2022 compared to 2021, resulting in the Company’s permanent book and tax differences having a proportionately lesser impact on the effective tax rate for 2022.

Net Income. We had net income of $29.6 million for the three months ended June 30, 2022, as compared to a net income of $4.0 million for the three months ended June 30, 2021. The $25.6 million increase in net income was primarily due to increases in service revenue across all business segments, the change in the fair value of the private placement warrants and the other statement of operations activity discussed above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue	$335,636	$206,189	93.8%	94.4%	$129,447	62.8%
Product sales	22,236	12,326	6.2%	5.6%	9,910	80.4%
Total revenue	357,872	218,515	100.0%	100.0%	139,357	63.8%
Cost of service revenue	7,492	2,212	2.1%	1.0%	5,280	238.7%
Cost of product sales	14,321	6,171	4.0%	2.8%	8,150	132.1%
Operating expenses	106,259	66,926	29.7%	30.6%	39,333	58.8%
Selling, general and administrative expenses	81,787	54,672	22.9%	25.1%	27,115	49.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	70,846	55,277	19.8%	25.3%	15,569	28.2%
Total costs and expenses	280,705	185,258	78.5%	84.8%	95,447	51.5%
Income from operations	77,167	33,257	21.5%	15.2%	43,910	132.0%
Interest expense, net	28,764	20,844	8.0%	9.6%	7,920	38.0%
Change in fair value of private placement warrants	(2,866)	10,134	(0.8)%	4.6%	(13,000)	(128.3)%
Tax receivable agreement liability adjustment	(965)	1,661	(0.3)%	0.8%	(2,626)	(158.1)%
Loss on extinguishment of debt	—	5,334	—	2.4%	(5,334)	(100.0)%
Other income, net	(6,905)	(5,811)	(1.9)%	(2.7)%	(1,094)	18.8%
Total other expenses	18,028	32,162	5.0%	14.7%	(14,134)	(43.9)%
Income before income taxes	59,139	1,095	16.5%	0.5%	58,044	5300.8%
Income tax provision	19,458	6,018	5.4%	2.8%	13,440	223.3%
Net income (loss)	$39,681	$(4,923)	11.1%	(2.3)%	$44,604	906.0%

Service Revenue. Service revenue increased by $129.4 million, or 62.8%, to $335.6 million for the six months ended June 30, 2022 from $206.2 million for the six months ended June 30, 2021, representing 93.8% and 94.4% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue
Commercial Services	$158,353	$112,169	44.3%	51.4%	$46,184	41.2%
Government Solutions	147,896	94,020	41.3%	43.0%	53,876	57.3%
Parking Solutions	29,387	—	8.2%	—	29,387	n/a
Total service revenue	$335,636	$206,189	93.8%	94.4%	$129,447	62.8%

Commercial Services service revenue increased by $46.2 million, or 41.2%, from $112.2 million for the six months ended June 30, 2021 to $158.4 million for the six months ended June 30, 2022. The increase was primarily due to the increase in travel volume in 2022 compared to 2021 which was negatively impacted by the COVID-19 pandemic, especially the first three months of 2021. The volume of tolls incurred by RAC vehicles increased along with a shift towards an all-inclusive fee structure from an incidental or daily usage rate and higher pricing for certain products contributed to a $32.1 million increase, and the volume of tolls incurred by our FMC customers contributed to a $7.8 million increase in revenue during the six months ended June 30, 2022 compared to the same period in 2021.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $53.9 million and was $147.9 million and $94.0 million for the six months ended June 30, 2022 and 2021, respectively. The Redflex acquisition contributed $30.9 million to our growth. Organic growth excluding Redflex was $22.9 million, which was primarily driven by the expansion of school zone speed programs, and speed is the largest product in this segment. We added 752 speed cameras in 2021, excluding Redflex, which provided year-over-year growth in 2022, and 379 speed cameras in the six months ended June 30, 2022 which provided growth in the current period and will continue to provide growth for the remainder of 2022. The remaining growth is attributable to other expansions and improvement in variable rate programs that recovered from COVID-19 to more normalized volumes.

Parking Solutions service revenue of $29.4 million resulted from our acquisition of T2 systems in December 2021 with no revenue in the comparable six-month period.

Product Sales. Product sales increased by $9.9 million, and were $22.2 million and $12.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase in 2022 was mainly due to an aggregate $12.2 million of product revenue generated from Redflex, which only included 12 days of activity in the 2021 period and T2 Systems for which there was no revenue in the comparable 2021 period, offset by a decrease in product sales for a Government Solutions customer whose buying patterns varied from period to period.

Cost of Service Revenue. Cost of service revenue increased from $2.2 million for the six months ended June 30, 2021 to $7.5 million for the six months ended June 30, 2022. The $5.3 million increase was mainly attributable to the inclusion of costs in the Parking Solutions segment with no comparable amounts in the prior year.

Cost of Product Sales. Cost of product sales increased by $8.1 million from $6.2 million in the six months ended June 30, 2021 to $14.3 million in the six months ended June 30, 2022, which was mainly due to increased costs from the inclusion of Redflex and T2 Systems operations.

Operating Expenses. Operating expenses increased by $39.3 million, or 58.8%, from $66.9 million for the six months ended June 30, 2021 to $106.3 million for the six months ended June 30, 2022. The increase was primarily attributable to increases in wages expense, subcontractor expenses, recurring services and information technology costs resulting from the inclusion of Redflex for the full six-month period in 2022 compared to only 12 days in 2021 and T2 Systems operations in 2022 with no comparable amounts in the prior year. Operating expenses as a percentage of total revenue decreased from 30.6% to 29.7% for the six months ended June 30, 2021 and 2022, respectively. The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Operating expenses
Commercial Services	$34,052	$30,196	9.5%	13.8%	$3,856	12.8%
Government Solutions	66,792	36,288	18.7%	16.6%	30,504	84.1%
Parking Solutions	4,917	—	1.4%	—	4,917	n/a
Total operating expenses before stock-based compensation	105,761	66,484	29.6%	30.4%	39,277	59.1%
Stock-based compensation	498	442	0.1%	0.2%	56	12.7%
Total operating expenses	$106,259	$66,926	29.7%	30.6%	$39,333	58.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $27.1 million to $81.8 million for the six months ended June 30, 2022 compared to $54.7 million for the same period in 2021. The increase is primarily due to increased wages, information technology and other general expenses due to the inclusion of Redflex for the full six-month period as compared to 12 days in the prior year and T2 Systems operations included in the six months ended June 30, 2022 with no comparable amounts in the prior year. In addition, we had increases of $5.8 million for professional services, $3.2 million for credit loss expense, and $2.5 million related to stock-based compensation expense compared to the prior year, which were partially offset by a $6.9 million decrease in transaction costs compared to 2021. Selling, general and administrative expenses as a percentage of total revenue decreased from 25.1% to 22.9% for the six months ended June 30, 2021 and 2022, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Selling, general and administrative expenses
Commercial Services	$26,957	$20,271	7.5%	9.3%	$6,686	33.0%
Government Solutions	30,888	20,930	8.7%	9.6%	9,958	47.6%
Parking Solutions	15,428	—	4.3%	—	15,428	n/a
Corporate and other	—	7,432	—	3.4%	(7,432)	(100.0)%
Total selling, general and administrative expenses before stock-based compensation	73,273	48,633	20.5%	22.3%	24,640	50.7%
Stock-based compensation	8,514	6,039	2.4%	2.8%	2,475	41.0%
Total selling, general and administrative expenses	$81,787	$54,672	22.9%	25.1%	$27,115	49.6%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by approximately $15.6 million to $70.8 million for the six months ended June 30, 2022 from $55.3 million for the same period in 2021. This was mainly due to increased amortization and depreciation expense from the inclusion of Redflex for the full six-month period in 2022 compared to only 12 days in 2021 and T2 Systems operations with no comparable amounts in the prior year, partially offset by a decrease due to certain trademark intangibles being fully amortized for the six months ended June 30, 2022.

Interest Expense, Net. Interest expense, net increased by $7.9 million from $20.8 million for the six months ended June 30, 2021 to approximately $28.8 million for the same period in 2022. This increase is primarily attributable to $1.2 billion in average outstanding debt during the six months ended June 30, 2022, compared to $943 million in average outstanding debt for the same period in 2021. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a gain of $2.9 million and a loss of $10.1 million for the six months ended June 30, 2022 and 2021, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million benefit and a $1.7 million charge for the six months ended June 30, 2022 and 2021, respectively. The TRA liability adjustment in 2022 is arising from lower estimated state tax rates due to changes in apportionment, whereas in 2021 it was arising from higher estimated state tax rates due to changes in statutory rates.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $5.3 million for the six months ended June 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the 2021 Term Loan, as discussed and defined below.

Other Income, Net. We pay a high volume of tolls on behalf of our customers with purchasing cards which generate rebates based on volume, payment terms and rebate frequency. Other income, net was $6.9 million for the six months ended June 30, 2022, compared to $5.8 million for the six months ended June 30, 2021. The increase of $1.1 million is primarily attributable to increased tolling activity due to increased travel in 2022, especially in the RAC industry.

Income Tax Provision. Income tax provision was $19.5 million representing an effective tax rate of 32.9% for the six months ended June 30, 2022 compared to $6.0 million representing an effective tax rate of 549.6% for the same period in 2021. The primary driver for the effective tax rate variance is the permanent differences related to the mark-to-market adjustment on the private placement warrants and the increase in pre-tax income for 2022 compared to 2021, resulting in the Company’s permanent book and tax differences having a proportionately lesser impact on the effective tax rate for 2022.

Net Income (Loss). We had net income of $39.7 million for the six months ended June 30, 2022, as compared to a net loss of $4.9 million for the six months ended June 30, 2021. The increase in net income of $44.6 million was mainly due to increases in service revenue and product sales, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and available borrowings under our Revolver (defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our ability to borrow under our Revolver (as defined below) will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowings on our Revolver, or equity financings, all of which may not be available to us on favorable terms or at all.

We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2022, we had $68.8 million available for borrowing, net of letters of credit, under our Revolver.

On May 7, 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding shares of Class A Common Stock over the next 12 months from time to time in open market transactions, ASRs or in privately negotiated transactions, each as permitted under applicable rules and regulations. On May 12, 2022, we paid $50.0 million, which represented the aggregate amount authorized for an ASR, and received an initial delivery of 2,739,726 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the third quarter of fiscal year 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased. In addition, we paid $5.2 million and repurchased 336,153 shares of our Class A Common Stock through open market transactions during the second quarter of fiscal year 2022. Our Board of Directors authorized an aggregate purchase amount of $75.0 million related to the open market repurchases, of which $69.8 million is available for future repurchases as of June 30, 2022. We used existing cash on hand to fund all share repurchases during 2022. See Note 11, Stockholders' Equity, for additional details on the share repurchases.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 25% and 39% of total accounts receivable, net as of June 30, 2022 and December 31, 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$96,375	$37,478
Net cash used in investing activities	(23,299)	(115,102)
Net cash (used in) provided by financing activities	(86,517)	107,030

Cash Flows from Operating Activities

Cash provided by operating activities increased by $58.9 million, from $37.5 million for the six months ended June 30, 2021 to $96.4 million for the six months ended June 30, 2022. Net income year over year increased by $44.6 million, from $(4.9) million in 2021 to $39.7 million in 2022. Adjustments to reconcile net income (loss) to cash provided by operating activities decreased $14.7 million in 2022 compared to 2021. This was primarily due to the change in deferred income taxes, changes in the fair value of the private placement warrant liability, the TRA liability adjustment and the $5.3 million loss on extinguishment of debt in 2021 with no comparable amount in the 2022 period. These decreases were offset mainly by increased depreciation and amortization resulting from our recent acquisitions, combined with increases in the credit loss expense and stock-based compensation expenses. The major changes in operating assets and liabilities compared to the prior period were driven by a decrease in accounts receivable balances mainly for the NYCDOT customer, and decrease in prepaid and other assets.

Cash Flows from Investing Activities

Cash used in investing activities was $23.3 million and $115.1 million for the six months ended June 30, 2022 and 2021, respectively. The cash used in 2022 was primarily related to purchases of installation and service parts and property and equipment. The cash used in 2021 was primarily related to VM Consolidated’s acquisition of 100% of the outstanding equity of Redflex at A$0.96 per share for total consideration of A$152.5 million, or approximately US$117.9 million.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(86.5) million and $107.0 million for the six months ended June 30, 2022 and 2021, respectively. The cash used in 2022 was mainly due to the repurchases of 3.1 million shares of the Company’s Class A Common Stock for $55.3 million in the second quarter of 2022 (as discussed further in Note 11. Stockholders’ Equity), the repayment of $25.0 million of borrowing on the Revolver in January 2022 and quarterly principal payments on the 2021 Term Loan.

We had aggregate borrowings of $996.8 million during 2021 consisting of the 2021 Term Loan and Senior Notes and repayments of $881.3 million on outstanding debt related to the 2018 and 2021 Term Loans (defined below), and debt assumed as part of the Redflex acquisition that was subsequently paid. The 2018 Term Loan was fully repaid in March 2021. The aggregate borrowings net of the repayments were used in part to fund the close of the Redflex acquisition.

Long-term Debt

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650.0 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250.0 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, we had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

In addition, in March 2021, VM Consolidated issued an aggregate principal amount of $350.0 million in Senior Unsecured Notes (the “Senior Notes”), due on April 15, 2029. In connection with the issuance of the Senior Notes, we incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

The net proceeds from both the 2021 Term Loan and the Senior Notes were used in March 2021 to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement (as amended, the “2018 Term Loan”) with a balance of $865.6 million.

On December 7, 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repaying in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, we had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $890.6 million at June 30, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of June 30, 2022, the interest rate on the 2021 Term Loan was 6.1%.

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

PPP Loan

During fiscal year 2020, Redflex received a loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. At June 30, 2022, the loan amount outstanding was $2.9 million and was included in the current portion of long-term debt. In early 2021, Redflex applied for forgiveness of this loan and, as of June 30, 2022, was still awaiting approval from the SBA for loan forgiveness. In April 2022, the original maturity as of April 2022 was extended to September 2022 by the lender.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At December 31, 2021, we had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At June 30, 2022, the availability to borrow was $68.8 million, net of $6.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $6.2 million of outstanding letters of credit as of June 30, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At June 30, 2022, we were compliant with all debt covenants.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $14.5 million and $11.7 million for the three months ended June 30, 2022 and 2021, respectively, and $28.8 million and $20.8 million for the six months ended June 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2022.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $890.6 million at June 30, 2022. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At June 30, 2022, the interest rate on the 2021 Term Loan was 6.1%, up approximately 250 basis points from March 31, 2022. Based on the June 30, 2022 balance outstanding, each 1% movement in interest rates will result in an approximately $8.9 million change in annual interest expense.

We have not engaged in any hedging activities during the six months ended June 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2022 and, based on their evaluation, have concluded the controls and procedures were ineffective as the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 were not yet remediated during the first half of fiscal year 2022.

Remediation

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2021, management commenced implementation of remediation plans which are ongoing to address the material weaknesses mentioned above. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We continue to take steps to remediate the material weaknesses identified as of December 31, 2021. However, we will not be able to demonstrate that this material weakness has been fully remediated or that our controls are operating effectively, until we complete our remediation efforts and both we and our independent registered public accounting firm conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended December 31, 2022, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. The following steps of the remediation plan are currently in process, and management may determine to enhance existing controls and/or implement additional controls as the implementation progresses:

•
Design and implement controls to properly recognize revenue within our recent acquisitions.
•
Evaluate the sufficiency, experience, and training of our internal personnel and hire additional personnel.
•
Design and implement controls to validate revenue and reporting data used in the preparation of our consolidated financial statements.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Antitrust Act of 1914 (the “Clayton Act”), and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Discovery is underway and trial has been set for September 2023. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation.

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion of our risk factors. Other than the risk factor below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We cannot guarantee that our stock repurchase program will be consummated fully or that it will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125 million of our outstanding shares of Class A common stock over the following next twelve months. The timing, price, and quantity of purchases under the program will be at the discretion of our management and will depend upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. The program may be amended, suspended or discontinued by our Board of Directors at any time. Although our Board of Directors has authorized this stock repurchase program, there is no guarantee as to the exact number of shares that will be repurchased by us, and we may discontinue purchases at any time if management determines additional purchases are not warranted. We cannot guarantee that the program will be consummated fully or that it will enhance long-term stockholder value. The program could affect the trading price of our common stock and increase volatility, and any announcement of a termination of this program may result in a decrease in the trading price of our common stock. In addition, this program could diminish our cash reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On May 7, 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of its outstanding shares of Class A common stock over the next 12 months from time to time in open market transactions, ASRs or in privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act. The Company authorized an aggregate purchase amount of $75.0 million related to the open market repurchases and $50.0 million for the ASR, as discussed above.

The following details the purchases of the Company's Class A Common Stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
As of March 31, 2022	—	$—	—	$—
Share repurchases	—	—	—	—
As of April 30, 2022	—	—	—	—
Share repurchases - ASR (1)	2,739,726	$14.60	2,739,726	$—
Share repurchases	167,902	$15.46	167,902	$72,413,962
As of May 31, 2022	2,907,628	$15.40	2,907,628	$72,413,962
Share repurchases	168,251	$15.63	168,251	$69,790,032
As of June 30, 2022	3,075,879	$15.53	3,075,879	$69,790,032

(1) On May 12, 2022, the Company paid $50.0 million and received an initial delivery of 2,739,726 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the third quarter of fiscal year 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended June 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	Amended and Restated Verra Mobility Corporation Short-Term Incentive Plan.	8-K	001-37979	10.1	April 28, 2022
10.2	Form of Notice of Grant of Performance Share Units and Award Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37379	10.1	June 1, 2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

VERRA MOBILITY CORPORATION

Date: August 3, 2022	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)