Form 10-Q
period 2022-09-30
VERRA MOBILITY Corp
filed 2022-11-02
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 149,875,708 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2022

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
•
customer concentration in our Commercial Services and Government Solutions segments;
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

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will occur. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share data)	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$51,576	$101,283
Restricted cash	4,053	3,149
Accounts receivable (net of allowance for credit losses of $17.7 million and $12.1 million at September 30, 2022 and December 31, 2021, respectively)	175,153	160,979
Unbilled receivables	32,784	29,109
Inventory, net	17,922	12,093
Prepaid expenses and other current assets	35,955	41,456
Total current assets	317,443	348,069
Installation and service parts, net	19,024	13,332
Property and equipment, net	105,268	96,066
Operating lease assets	36,399	38,862
Intangible assets, net	399,992	487,299
Goodwill	827,694	838,867
Other non-current assets	12,513	14,561
Total assets	$1,718,333	$1,837,056
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$69,135	$67,556
Deferred revenue	32,758	27,141
Accrued liabilities	45,068	38,435
Tax receivable agreement liability, current portion	5,107	5,107
Current portion of long-term debt	9,019	36,952
Total current liabilities	161,087	175,191
Long-term debt, net of current portion	1,204,006	1,206,802
Operating lease liabilities, net of current portion	32,692	34,984
Tax receivable agreement liability, net of current portion	55,650	56,615
Private placement warrant liabilities	33,333	38,466
Asset retirement obligation	12,687	11,824
Deferred tax liabilities, net	18,635	47,524
Other long-term liabilities	5,352	5,686
Total liabilities	1,523,442	1,577,092
Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	15	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	307,471	309,883
Accumulated deficit	(128,236)	(81,416)
Accumulated other comprehensive loss	(20,934)	(5,094)
Total stockholders' equity	194,891	259,964
Total liabilities and stockholders' equity	$1,718,333	$1,837,056

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
($ in thousands, except per share data)
Service revenue	$180,617	$141,811	$516,253	$348,000
Product sales	17,039	20,284	39,275	32,610
Total revenue	197,656	162,095	555,528	380,610
Cost of service revenue	4,144	1,412	11,636	3,624
Cost of product sales	11,317	9,391	25,638	15,562
Operating expenses	60,536	48,309	166,795	115,235
Selling, general and administrative expenses	41,126	31,580	122,913	86,252
Depreciation, amortization and (gain) loss on disposal of assets, net	35,035	29,529	105,881	84,806
Total costs and expenses	152,158	120,221	432,863	305,479
Income from operations	45,498	41,874	122,665	75,131
Interest expense, net	20,260	11,637	49,024	32,481
Change in fair value of private placement warrants	(2,267)	(5,067)	(5,133)	5,067
Tax receivable agreement liability adjustment	—	—	(965)	1,661
(Gain) loss on extinguishment of debt	(3,005)	—	(3,005)	5,334
Other income, net	(2,462)	(3,494)	(9,367)	(9,305)
Total other expenses	12,526	3,076	30,554	35,238
Income before income taxes	32,972	38,798	92,111	39,893
Income tax provision	8,396	11,492	27,854	17,510
Net income	$24,576	$27,306	$64,257	$22,383
Other comprehensive loss:
Change in foreign currency translation adjustment	(8,167)	(3,818)	(15,840)	(3,657)
Total comprehensive income	$16,409	$23,488	$48,417	$18,726
Net income per share:
Basic	$0.16	$0.17	$0.42	$0.14
Diluted	$0.15	$0.14	$0.38	$0.14
Weighted average shares outstanding:
Basic	151,429	159,358	154,067	161,334
Diluted	158,304	165,431	160,433	164,808

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2022
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	10,040	—	10,040
Vesting of restricted stock units ("RSUs")	154	—	—	—	—	—	—
Exercise of stock options	7	—	—	93	—	—	93
Payment of employee tax withholding related to RSUs vesting	—	—	—	(1,436)	—	—	(1,436)
Stock-based compensation	—	—	—	4,446	—	—	4,446
Other comprehensive income, net of tax	—	—	—	—	—	2,708	2,708
Balance as of March 31, 2022	156,240	16	36,575	312,986	(71,376)	(2,386)	275,815
Net income	—	—	—	—	29,641	—	29,641
Share repurchases and retirement	(3,076)	(1)	—	(6,163)	(49,117)	—	(55,281)
Vesting of RSUs	51	—	—	—	—	—	—
Exercise of stock options	5	—	—	66	—	—	66
Payment of employee tax withholding related to RSUs vesting	—	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	—	4,566	—	—	4,566
Other comprehensive loss, net of tax	—	—	—	—	—	(10,381)	(10,381)
Balance as of June 30, 2022	153,220	15	36,575	311,252	(90,852)	(12,767)	244,223
Net income	—	—	—	—	24,576	—	24,576
Share repurchases and retirement	(3,855)	—	—	(7,830)	(61,960)	—	(69,790)
Vesting of RSUs	122	—	—	—	—	—	—
Exercise of stock options	64	—	—	838	—	—	838
Payment of employee tax withholding related to RSUs vesting	—	—	—	(1,433)	—	—	(1,433)
Stock-based compensation	—	—	—	4,644	—	—	4,644
Other comprehensive loss, net of tax	—	—	—	—	—	(8,167)	(8,167)
Balance as of September 30, 2022	149,551	$15	$36,575	$307,471	$(128,236)	$(20,934)	$194,891

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

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

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Cash Flows from Operating Activities:
Net income	$64,257	$22,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,294	84,756
Amortization of deferred financing costs and discounts	4,122	3,854
Change in fair value of private placement warrants	(5,133)	5,067
Tax receivable agreement liability adjustment	(965)	1,661
(Gain) loss on extinguishment of debt	(3,005)	5,334
Credit loss expense	10,892	6,716
Deferred income taxes	(17,310)	(8,677)
Stock-based compensation	13,656	10,184
Other	624	238
Changes in operating assets and liabilities:
Accounts receivable	(25,846)	(5,442)
Unbilled receivables	(4,205)	(5,655)
Inventory, net	(9,056)	373
Prepaid expenses and other assets	8,405	(5,387)
Deferred revenue	6,291	1,260
Accounts payable and other current liabilities	(1,978)	14,336
Other liabilities	2,733	(1,717)
Net cash provided by operating activities	148,776	129,284
Cash Flows from Investing Activities:
Acquisition of business, net of cash and restricted cash acquired	—	(107,004)
Partial payment of contingent consideration	(647)	—
Purchases of installation and service parts and property and equipment	(35,927)	(15,633)
Cash proceeds from the sale of assets	140	225
Net cash used in investing activities	(36,434)	(122,412)
Cash Flows from Financing Activities:
Repayment on the revolver	(25,000)	—
Borrowings of long-term debt	—	996,750
Repayment of long-term debt	(6,764)	(882,905)
Payment of debt issuance costs	(410)	(6,628)
Payment of debt extinguishment costs	—	(1,066)
Share repurchases and retirement	(125,071)	(100,000)
Proceeds from exercise of stock options	997	108
Payment of employee tax withholding related to RSUs vesting	(3,072)	(924)
Settlement of contingent consideration	(205)	—
Net cash (used in) provided by financing activities	(159,525)	5,335
Effect of exchange rate changes on cash and cash equivalents	(1,620)	(1,907)
Net (decrease) increase in cash, cash equivalents and restricted cash	(48,803)	10,300
Cash, cash equivalents and restricted cash - beginning of period	104,432	120,892
Cash, cash equivalents and restricted cash - end of period	$55,629	$131,192

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$51,576	$128,247
Restricted cash	4,053	2,945
Total cash, cash equivalents, and restricted cash	$55,629	$131,192

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash flow information:
Interest paid	$40,068	$18,803
Income taxes paid, net of refunds	43,455	14,503
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	6,420	1,910
Additions related to asset retirement obligations and property and equipment	715	1,314

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
City of New York Department of Transportation	20.5%	25.5%	19.5%	25.6%

The City of New York Department of Transportation (“NYCDOT”) represented 29% and 39% of total accounts receivable, net as of September 30, 2022 and December 31, 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Hertz Corporation	12.6%	12.9%	11.8%	13.2%
Avis Budget Group, Inc.	13.9%	13.5%	12.9%	12.8%
Enterprise Holdings, Inc.	10.3%	10.9%	9.7%	12.4%

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the nine months ended September 30, 2022 and 2021, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	8,867	835	694	496	10,892
Write-offs, net of recoveries	(2,810)	(2,089)	(26)	(430)	(5,355)
Balance at September 30, 2022	$11,454	$1,838	$4,317	$66	$17,675

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$11,471
Credit loss expense	7,944	(820)	(408)	6,716
Write-offs, net of recoveries	(3,446)	(45)	(21)	(3,512)
Balance at September 30, 2021	$7,708	$3,412	$3,555	$14,675

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of September 30, 2022 increased compared to the prior year due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19. The Commercial Services (All other) portfolio segment's credit loss estimate decreased at September 30, 2022 mainly due to a $1.7 million write-off for a rental car customer who filed for bankruptcy.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $9.8 million and $8.9 million of deferred revenue in the Government Solutions segment as of September 30, 2022 and December 31, 2021, respectively. The majority of the remaining performance obligations as of September 30, 2022 are expected to be completed and recognized as revenue in the next 12 months and $3.2 million is expected to be recognized between 2023 through 2027. The Company had approximately $25.6 million and $20.9 million of deferred revenue in the Parking Solutions segment as of September 30, 2022 and December 31, 2021, respectively. The majority of the remaining performance obligations as of September 30, 2022 are expected to be completed and recognized as revenue in the next 12 months and $0.6 million is expected to be recognized in 2023.

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

Under the terms of the 2021 Term Loan (as defined below) discussed in Note 7. Long-term Debt, in the event there is a benchmark transition away from LIBOR, a benchmark replacement rate has been defined in the 2021 Term Loan agreement along with the mechanism for such a transition to take place. The Company does not anticipate this transition will have a material impact on its financial statements.

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

The Company paid a purchase price of $353.2 million. Transaction costs for T2 Systems were $3.4 million, which primarily related to professional fees and other expenses related to the acquisition.

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

As of September 30, 2022, the valuation of assets acquired and liabilities assumed is preliminary. The primary areas that remain preliminary relate to the fair values of unbilled receivables, intangible assets acquired, deferred revenue, legal and other contingencies as of the acquisition date, income and non-income based taxes and residual goodwill. The Company expects to finalize the valuation as soon as practicable, but not later than one year from the acquisition date.

NuPark Acquisition

On December 13, 2021, the Company completed the acquisition of NuPark (“NuPark”), a provider of parking services and permit management product platform from Passport Labs, Inc., which expanded the Company’s presence in the United States in the Parking Solutions segment. The acquisition date fair value of the consideration transferred to Passport Labs, Inc. was approximately $7.0 million, which consisted primarily of $5.0 million of cash paid at closing and $1.5 million of contingent consideration payable. The Company recorded $0.3 million of tangible assets, $4.9 million of customer relationships intangible assets valued using a multi-period excess earnings methodology, with an estimated useful life of 10.0 years, and $1.3 million of assumed liabilities, which was primarily deferred revenue. Goodwill recorded was $3.2 million for future growth anticipated for the Company and is expected to be deductible for tax purposes. The Company has included the financial results of NuPark in the financial statements from the date of acquisition, which were not material. The transaction costs for the acquisition were not material.

During the nine months ended September 30, 2022, the Company made payments that totaled approximately $0.9 million to settle in full the contingent consideration payable to Passport Labs Inc, and as a result, the Company adjusted the customer relationships intangible assets' value by reducing it $0.6 million to $4.3 million.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2022	December 31, 2021
Prepaid services	$9,982	$8,643
Prepaid tolls	9,810	7,539
Prepaid income taxes	7,069	5,324
Prepaid computer maintenance	3,689	3,742
Deposits	1,811	6,742
Costs to fulfill a customer contract	1,415	3,364
Prepaid supplies	1,080	1,712
Other	1,099	4,390
Total prepaid expenses and other current assets	$35,955	$41,456

5. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2021	$425,081	$215,400	$198,386	$838,867
Foreign currency translation adjustment	(9,652)	(1,521)	—	(11,173)
Balance at September 30, 2022	$415,429	$213,879	$198,386	$827,694

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2022			December 31, 2021
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.4 years	$36,006	$31,973	0.5 years	$36,225	$31,429
Non-compete agreements	0.3 years	62,492	58,475	1.0 years	62,555	49,982
Customer relationships	5.8 years	555,010	210,586	6.5 years	561,767	167,255
Developed technology	1.4 years	200,237	152,719	2.2 years	202,768	127,350
Gross carrying value of intangible assets		853,745	$453,753		863,315	$376,016
Less: accumulated amortization		(453,753)			(376,016)
Intangible assets, net		$399,992			$487,299

Amortization expense was $26.6 million and $22.9 million for the three months ended September 30, 2022 and 2021, respectively, and was $81.0 million and $66.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2022	$24,966
2023	76,953
2024	66,469
2025	63,771
2026	56,784
Thereafter	111,049
Total	$399,992

6. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2022	December 31, 2021
Accrued salaries and wages	$11,440	$15,744
Accrued interest payable	9,057	4,209
Current deferred tax liabilities	7,987	—
Current portion of operating lease liabilities	5,777	5,760
Restricted cash due to customers	3,695	3,062
Payroll liabilities	1,946	1,876
Advanced deposits	1,655	2,554
Other	3,511	5,230
Total accrued liabilities	$45,068	$38,435

7. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	September 30, 2022	December 31, 2021
2021 Term Loan, due 2028	$888,361	$895,125
Senior Notes, due 2029	350,000	350,000
PPP Loan	—	2,933
Revolver	—	25,000
Less: original issue discounts	(5,916)	(6,753)
Less: unamortized deferred financing costs	(19,420)	(22,551)
Total long-term debt	1,213,025	1,243,754
Less: current portion of long-term debt	(9,019)	(36,952)
Total long-term debt, net of current portion	$1,204,006	$1,206,802

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

On December 7, 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repayment in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $888.4 million at September 30, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of September 30, 2022, the interest rate on the 2021 Term Loan was 6.1%.

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

PPP Loan

During fiscal year 2020, Redflex received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, Redflex applied for forgiveness of this loan, and on September 23, 2022, the Company was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, the Company recognized a $3.0 million gain on extinguishment of debt in the consolidated statement of operations for the three and nine months ended September 30, 2022.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At September 30, 2022, the availability to borrow was $72.1 million, net of $0.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of September 30, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At September 30, 2022, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $20.3 million and $11.6 million for the three months ended September 30, 2022 and 2021, respectively, and $49.0 million and $32.5 million for the nine months ended September 30, 2022 and 2021, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 5.9% and 4.1% at September 30, 2022 and December 31, 2021, respectively.

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

	Level in	September 30, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$867,587	$875,035	$871,467	$895,125
Senior Notes	2	345,438	308,000	344,918	355,250
Revolver	2	—	—	24,435	25,000

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	September 30, 2022	December 31, 2021
Stock price	$15.37	$15.43
Strike price	$11.50	$11.50
Volatility	41.0%	48.0%
Remaining life (in years)	1.1	1.8
Risk-free interest rate	4.06%	0.66%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$5.00	$5.77

The Company is exposed to valuation risk on these Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5.0% increase to the volatility input at September 30, 2022 would increase the estimated fair value by $0.19 per unit. A 5.0% decrease to the volatility input at September 30, 2022 would decrease the estimated fair value by $0.18 per unit. The following summarizes the changes in fair value of private placement warrant liabilities included in net income for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Beginning balance	$35,600	$41,000	$38,466	$30,866
Change in fair value of private placement warrants	(2,267)	(5,067)	(5,133)	5,067
Ending balance	$33,333	$35,933	$33,333	$35,933

The Company has an equity investment measured at cost of $3.2 million and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment as of September 30, 2022.

The fair value of the contingent consideration payable in connection with the NuPark acquisition was $1.5 million at December 13, 2021 acquisition date and was classified within level 3 of the fair value hierarchy. The valuation of the contingent consideration was measured using a discounted cash flow model and the significant unobservable inputs used in the measurement relate to forecasts of annualized revenue developed by the Company. During the nine months ended September 30, 2022, the Company made payments that totaled approximately $0.9 million to settle in full the contingent consideration payable to Passport Labs Inc.

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income	$24,576	$27,306	$64,257	$22,383
Denominator:
Weighted average shares - basic	151,429	159,358	154,067	161,334
Common stock equivalents	6,875	6,073	6,366	3,474
Weighted average shares - diluted	158,304	165,431	160,433	164,808
Net income per share - basic	$0.16	$0.17	$0.42	$0.14
Net income per share - diluted	$0.15	$0.14	$0.38	$0.14
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares (1)	5,000	5,000	5,000	5,000
Public warrants	—	—	—	—
Private placement warrants	—	—	—	6,667
Non-qualified stock options	1,110	929	1,224	1,075
Performance share units	—	12	166	142
Restricted stock units	51	82	1,020	531
Total antidilutive shares excluded	6,161	6,023	7,410	13,415

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

The Company’s effective income tax rate was 25.5% and 29.6% for the three months ended September 30, 2022 and 2021, respectively, and 30.2% and 43.9% for the nine months ended September 30, 2022 and 2021, respectively. The primary driver for the effective tax rate variance in the nine-month period is the increase in pre-tax income combined with the permanent differences related to the mark-to-market adjustment on the private placement warrants and the adjustment to the carrying value of the Company's tax receivable agreement.

The total amount of unrecognized tax benefits increased by $8.4 million during the nine months ended September 30, 2022 primarily due to prior year tax positions associated with the Redflex acquisition. As of September 30, 2022, the total amount of unrecognized tax benefits was $11.2 million, of which $2.8 million would affect our effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of September 30, 2022, the Company had $0.2 million accrued for the payment of interest and penalties. We believe that it is reasonably possible that a decrease of up to $8.0 million in unrecognized tax benefits related to the Redflex acquisition may be necessary within the coming year, which will not have an impact to the statements of operations.

On August 16, 2022, the U.S. enacted the Inflation Reduction Act of 2022, which, among other things, implements a 15% minimum tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The Company is currently evaluating the impacts of this legislation to the financial statements but does not expect them to be material.

Effective January 1, 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize, and subsequently amortize R&D expenses over five years for research activities conducted in the U.S. and over fifteen years for research activities conducted outside of the U.S. This will result in an increase to our U.S. income tax liability and net deferred tax assets. The actual impact will depend on multiple factors, including the amount of R&D expenses incurred and whether the research activities are performed within or outside of the U.S. The Company has evaluated the impacts of this change to the financial statements and noted them not to be material.

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

Share Repurchases and Retirement - 2022

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

On May 12, 2022, the Company paid $50.0 million, which represented the amount initially authorized for an ASR, and received an initial delivery of 2,739,726 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on August 3, 2022, at which time, the Company received 445,086 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

In addition, the Company paid $6.9 million to repurchase 445,791 shares of its Class A Common Stock through open market transactions during the nine months ended September 30, 2022, which it subsequently retired. The Company discontinued open market repurchases during the third quarter of 2022 and its Board of Directors authorized an ASR for the remaining availability under the share repurchase program. On August 19, 2022, the Company paid $68.1 million for a second ASR, and received an initial delivery of 3,300,000 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the fourth quarter of fiscal year 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. The Company accounted for each ASR transaction as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contracts, therefore, it did not account for them as derivative instruments. The Company incurred $0.1 million of direct costs in connection with share repurchase transactions during the nine months ended September 30, 2022, which it included in the cost of the shares acquired.

The Company paid a total of $125.0 million for shares repurchases and $0.1 million for direct costs during the nine months ended September 30, 2022 and accounted for the transactions by deducting the par value from the common stock account, reducing $14.0 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $111.1 million.

Share Repurchase and Retirement - 2021

On August 9, 2021, the Company announced that its Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of its outstanding shares of Class A Common Stock. On August 20, 2021, the Company repurchased and retired 6,849,315 shares of its Class A Common Stock from the Platinum Stockholder at a price per share of $14.60. The Company paid $100 million to fund the share repurchase using existing cash on hand. The Company accounted for the share repurchase and retirement under the cost method by deducting its par value from the common stock account, reducing $72.0 million from the additional paid-in-capital account using the share price when the stock was originally issued, and the remaining excess cost of $28.0 million by increasing the accumulated deficit account.

12. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Operating expenses	$331	$179	$829	$621
Selling, general and administrative expenses	4,313	3,524	12,827	9,563
Total stock-based compensation expense	$4,644	$3,703	$13,656	$10,184

The increase in stock-based compensation expense of $3.5 million during the nine months ended September 30, 2022 is primarily due to approximately $2.0 million related to accelerated vesting of RSUs granted to two executive officers as part of their separation agreements, and the remaining due to increased stock-based compensation as a result of 2021 acquisitions.

13. Other Significant Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with the Platinum Stockholder. On August 3, 2022, the Platinum Stockholder sold and transferred to Lakeside Smart Holdco L.P.(“Lakeside”), all of its rights, remaining interests and obligations as of that date under the TRA. The TRA provides for the payment to Lakeside of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increased tax basis of certain acquired intangibles prior to the Business Combination. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination. Subsequently, the Company made adjustments to this amount.

At September 30, 2022, the TRA liability was approximately $60.8 million of which $5.1 million was the current portion and $55.7 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheet.

The Company recorded a $1.0 million benefit for the nine months ended September 30, 2022 and a $1.7 million charge for the nine months ended September 30, 2021. The TRA liability adjustment in 2022 is arising from lower estimated state tax rates due to changes in apportionment, whereas in 2021 it is arising from higher estimated state tax rates due to changes in statutory rates.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of September 30, 2022. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering

Event, any issuable shares would be transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At September 30, 2022, the potential future Earn-Out Shares issuable are between zero and 5.0 million.

Related Party Equity Investment

Redflex Irish Investments Pty Ltd, a wholly owned indirect subsidiary of the Company, owns a 16% non-voting equity interest in Road Safety Operations Holdings Unlimited, which has a subsidiary, Road Safety Operations Holdings T/A Go Safe Ireland (“Go Safe”), which provides speed and traffic enforcement services and related equipment to its customers in Ireland. This investment was approximately $3.2 million and $3.7 million as of September 30, 2022 and December 31, 2021, respectively, and is presented within other non-current assets on the condensed consolidated balance sheets. The Company is engaged as a vendor to supply equipment and services to Go Safe and related revenues earned were approximately $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively and $0.8 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively. The dividend income received for this investment in the nine months ended September 30, 2022 was $0.2 million.

14. Commitments and Contingencies

The Company has $1.7 million of bank guarantees at September 30, 2022 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at September 30, 2022 were $39.3 million. The majority of these outstanding commitments are expected to be incurred in 2022 and 2023, and approximately $1.3 million is expected to be incurred between 2024 and 2025.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (“City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court is now pending. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

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

Segment performance is based on revenues and income from operations before depreciation, amortization and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other (income) expense, net. The tables below refer to this measure as segment profit. The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the segments. Other (income) expense, net included in segment profit below consists primarily of credit card rebates earned on the prepayment of tolling transactions and gains or losses on foreign currency transactions, and excludes certain non-operating expenses inapplicable to segments.

During the third quarter of 2022, the Company changed its measure of segment profit to include (gain) loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other (income) expense line items below. The comparable prior periods have been recast to conform to the revised presentation, although the impact of this revision to previously reported segment profit was not material.

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$86,056	$77,441	$17,120	$—	$180,617
Product sales	—	12,287	4,752	—	17,039
Total revenue	86,056	89,728	21,872	—	197,656
Cost of service revenue	478	481	3,185	—	4,144
Cost of product sales	—	7,496	3,821	—	11,317
Operating expenses	18,952	36,868	4,385	—	60,205
Selling, general and administrative expenses	14,126	15,034	6,218	—	35,378
(Gain) loss on disposal of assets, net	—	(54)	10	—	(44)
Other (income) expense, net	(3,869)	(454)	85	—	(4,238)
Segment profit	$56,369	$30,357	$4,168	$—	$90,894
Segment profit	$56,369	$30,357	$4,168	$—	$90,894
Depreciation and amortization	—	—	—	35,079	35,079
Transaction and other related expenses	—	—	—	2,968	2,968
Transformation expenses	—	—	—	243	243
Change in fair value of private placement warrants	—	—	—	(2,267)	(2,267)
Stock-based compensation	—	—	—	4,644	4,644
Interest expense, net	—	—	—	20,260	20,260
Gain on extinguishment of debt	—	—	—	(3,005)	(3,005)
Income before income taxes	$56,369	$30,357	$4,168	$(57,922)	$32,972

	For the Three Months Ended September 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$77,257	$64,554	$—	$141,811
Product sales	—	20,284	—	20,284
Total revenue	77,257	84,838	—	162,095
Cost of service revenue	996	416	—	1,412
Cost of product sales	—	9,391	—	9,391
Operating expenses	17,471	30,659	—	48,130
Selling, general and administrative expenses	10,592	14,013	—	24,605
Other income, net	(3,138)	(356)	—	(3,494)
Segment profit	$51,336	$30,715	$—	$82,051
Segment profit	$51,336	$30,715	$—	$82,051
Depreciation and amortization	—	—	29,529	29,529
Transaction and other related expenses	—	—	2,678	2,678
Transformation expenses	—	—	773	773
Change in fair value of private placement warrants	—	—	(5,067)	(5,067)
Stock-based compensation	—	—	3,703	3,703
Interest expense, net	—	—	11,637	11,637
Loss on extinguishment of debt	—	—	—	—
Income before income taxes	$51,336	$30,715	$(43,253)	$38,798

	For the Nine Months Ended September 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$244,409	$225,337	$46,507	$—	$516,253
Product sales	—	26,747	12,528	—	39,275
Total revenue	244,409	252,084	59,035	—	555,528
Cost of service revenue	1,576	1,517	8,543	—	11,636
Cost of product sales	—	16,116	9,522	—	25,638
Operating expenses	53,004	103,660	9,302	—	165,966
Selling, general and administrative expenses	40,980	45,732	21,184	—	107,896
Loss on disposal of assets, net	—	572	15	—	587
Other (income) expense, net	(10,664)	(600)	121	—	(11,143)
Segment profit	$159,513	$85,087	$10,348	$—	$254,948
Segment profit	$159,513	$85,087	$10,348	$—	$254,948
Depreciation and amortization	—	—	—	105,294	105,294
Transaction and other related expenses	—	—	—	3,457	3,457
Transformation expenses	—	—	—	509	509
Change in fair value of private placement warrants	—	—	—	(5,133)	(5,133)
Tax receivable agreement liability adjustment	—	—	—	(965)	(965)
Stock-based compensation	—	—	—	13,656	13,656
Interest expense, net	—	—	—	49,024	49,024
Gain on extinguishment of debt	—	—	—	(3,005)	(3,005)
Income before income taxes	$159,513	$85,087	$10,348	$(162,837)	$92,111

	For the Nine Months Ended September 30, 2021
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$189,426	$158,574	$—	$348,000
Product sales	—	32,610	—	32,610
Total revenue	189,426	191,184	—	380,610
Cost of service revenue	2,432	1,192	—	3,624
Cost of product sales	—	15,562	—	15,562
Operating expenses	47,667	66,947	—	114,614
Selling, general and administrative expenses	30,449	34,663	—	65,112
Loss on disposal of assets, net	—	50	—	50
Other income, net	(7,802)	(1,503)	—	(9,305)
Segment profit	$116,680	$74,273	$—	$190,953
Segment profit	$116,680	$74,273	$—	$190,953
Depreciation and amortization	—	—	84,756	84,756
Transaction and other related expenses	—	—	10,110	10,110
Transformation expenses	—	—	1,467	1,467
Change in fair value of private placement warrants	—	—	5,067	5,067
Tax receivable agreement liability adjustment	—	—	1,661	1,661
Stock-based compensation	—	—	10,184	10,184
Interest expense, net	—	—	32,481	32,481
Loss on extinguishment of debt	—	—	5,334	5,334
Income before income taxes	$116,680	$74,273	$(151,060)	$39,893

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $17.0 million and $20.3 million for the three months ended September 30, 2022 and 2021, respectively and were $39.3 million and $32.6 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Australia	$9,576	$7,489	$25,793	$8,631
Canada	8,097	1,546	23,757	1,945
United Kingdom	4,517	5,320	15,716	10,968
All other	986	971	2,140	1,848
Total international revenues	$23,176	$15,326	$67,406	$23,392

16. Guarantor/Non-Guarantor Financial Information

VM Consolidated is the lead borrower of the 2021 Term Loan and Senior Notes. VM Consolidated is owned by the Company through a series of holding companies that ultimately end with the Company. VM Consolidated is wholly owned by Greenlight Acquisition Corporation, which is wholly owned by Greenlight Intermediate Holding Corporation, which is wholly owned by Greenlight Holding Corporation, which is wholly owned by Verra Mobility Holdings, LLC, which is wholly owned by Verra Mobility Corporation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly owned guarantor subsidiaries and non-guarantor subsidiaries.

The following financial information presents the condensed consolidated balance sheets as of September 30, 2022 and the related condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 for the Company, the combined guarantor subsidiaries and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at September 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$17,296	$34,280	$—	$51,576
Restricted cash	—	3,987	66	—	4,053
Accounts receivable (net of allowance for credit losses of $17.7 million)	—	164,269	10,884	—	175,153
Unbilled receivables	—	27,507	5,277	—	32,784
Investment in subsidiary	25,632	138,092	—	(163,724)	—
Inventory, net	—	1,679	16,243	—	17,922
Prepaid expenses and other current assets	—	30,893	5,062	—	35,955
Total current assets	25,632	383,723	71,812	(163,724)	317,443
Installation and service parts, net	—	19,024	—	—	19,024
Property and equipment, net	—	88,543	16,725	—	105,268
Operating lease assets	—	30,024	6,375	—	36,399
Intangible assets, net	—	297,907	102,085	—	399,992
Goodwill	—	689,501	138,193	—	827,694
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	8,401	4,112	—	12,513
Total assets	$194,891	$1,517,123	$339,302	$(332,983)	$1,718,333
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$52,073	$17,062	$—	$69,135
Deferred revenue	—	22,302	10,456	—	32,758
Accrued liabilities	—	34,805	10,263	—	45,068
Tax receivable agreement liability, current portion	—	5,107	—	—	5,107
Current portion of long-term debt	—	9,019	—	—	9,019
Total current liabilities	—	123,306	37,781	—	161,087
Long-term debt, net of current portion	—	1,204,006	—	—	1,204,006
Operating lease liabilities, net of current portion	—	28,146	4,546	—	32,692
Tax receivable agreement liability, net of current portion	—	55,650	—	—	55,650
Private placement warrant liabilities	—	33,333	—	—	33,333
Due to affiliates	—	29,832	139,427	(169,259)	—
Asset retirement obligation	—	12,663	24	—	12,687
Deferred tax liabilities, net	—	(713)	19,348	—	18,635
Other long-term liabilities	—	5,268	84	—	5,352
Total liabilities	—	1,491,491	201,210	(169,259)	1,523,442
Total stockholders' equity	194,891	25,632	138,092	(163,724)	194,891
Total liabilities and stockholders' equity	$194,891	$1,517,123	$339,302	$(332,983)	$1,718,333

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$161,993	$18,624	$—	$180,617
Product sales	—	12,487	4,552	—	17,039
Sales to affiliates	—	(1,055)	1,055	—	—
Total revenue	—	173,425	24,231	—	197,656
Cost of service revenue	—	3,184	960	—	4,144
Cost of product sales	—	7,153	4,164	—	11,317
Cost of sales to affiliates	—	(7)	7	—	—
Operating expenses	—	50,469	10,067	—	60,536
Selling, general and administrative expenses	—	38,482	2,644	—	41,126
Depreciation, amortization and (gain) loss on disposal of assets, net	—	29,762	5,273	—	35,035
Total costs and expenses	—	129,043	23,115	—	152,158
Income from operations	—	44,382	1,116	—	45,498
Income from equity investment	(24,576)	(2,530)	—	27,106	—
Interest expense, net	—	21,302	(1,042)	—	20,260
Change in fair value of private placement warrants	—	(2,267)	—	—	(2,267)
Gain on extinguishment of debt	—	(3,005)	—	—	(3,005)
Other income, net	—	(2,057)	(405)	—	(2,462)
Total other (income) expenses	(24,576)	11,443	(1,447)	27,106	12,526
Income before income taxes	24,576	32,939	2,563	(27,106)	32,972
Income tax provision	—	8,363	33	—	8,396
Net income	$24,576	$24,576	$2,530	$(27,106)	$24,576
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(8,167)	—	(8,167)
Total comprehensive income (loss)	$24,576	$24,576	$(5,637)	$(27,106)	$16,409

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$462,294	$53,959	$—	$516,253
Product sales	—	25,828	13,447	—	39,275
Sales to affiliates	—	(1,403)	1,403	—	—
Total revenue	—	486,719	68,809	—	555,528
Cost of service revenue	—	8,158	3,478	—	11,636
Cost of product sales	—	15,268	10,370	—	25,638
Cost of sales to affiliates	—	(10)	10	—	—
Operating expenses	—	137,717	29,078	—	166,795
Selling, general and administrative expenses	—	106,550	16,363	—	122,913
Depreciation, amortization and (gain) loss on disposal of assets, net	—	90,376	15,505	—	105,881
Total costs and expenses	—	358,059	74,804	—	432,863
Income (loss) from operations	—	128,660	(5,995)	—	122,665
Income from equity investment	(64,257)	2,724	—	61,533	—
Interest expense, net	—	50,063	(1,039)	—	49,024
Change in fair value of private placement warrants	—	(5,133)	—	—	(5,133)
Tax receivable agreement liability adjustment	—	(965)	—	—	(965)
Gain on extinguishment of debt	—	(3,005)	—	—	(3,005)
Other income, net	—	(7,931)	(1,436)	—	(9,367)
Total other (income) expenses	(64,257)	35,753	(2,475)	61,533	30,554
Income (loss) before income taxes	64,257	92,907	(3,520)	(61,533)	92,111
Income tax provision (benefit)	—	28,650	(796)	—	27,854
Net income (loss)	$64,257	$64,257	$(2,724)	$(61,533)	$64,257
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(15,840)	—	(15,840)
Total comprehensive income (loss)	$64,257	$64,257	$(18,564)	$(61,533)	$48,417

4,238

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$64,257	$64,257	$(2,724)	$(61,533)	$64,257
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	89,789	15,505	—	105,294
Amortization of deferred financing costs and discounts	—	4,122	—	—	4,122
Change in fair value of private placement warrants	—	(5,133)	—	—	(5,133)
Tax receivable agreement liability adjustment	—	(965)	—	—	(965)
Gain on extinguishment of debt	—	(3,005)	—	—	(3,005)
Credit loss expense	—	10,431	461	—	10,892
Deferred income taxes	—	(15,198)	(2,112)	—	(17,310)
Stock-based compensation	—	13,656	—	—	13,656
Other	—	623	1	—	624
Income from equity investment	(64,257)	2,724	—	61,533	—
Changes in operating assets and liabilities:
Accounts receivable	—	(24,519)	(1,327)	—	(25,846)
Unbilled receivables	—	(3,289)	(916)	—	(4,205)
Inventory, net	—	(2,835)	(6,221)	—	(9,056)
Prepaid expenses and other assets	—	4,647	3,758	—	8,405
Deferred revenue	—	5,132	1,159	—	6,291
Accounts payable and other current liabilities	—	(2,476)	498	—	(1,978)
Due to affiliates	—	(473)	473	—	—
Other liabilities	—	3,408	(675)	—	2,733
Net cash provided by operating activities	—	140,896	7,880	—	148,776
Cash Flows from Investing Activities:
Partial payment of contingent consideration	—	(647)	—	—	(647)
Purchases of installation and service parts and property and equipment	—	(28,570)	(7,357)	—	(35,927)
Cash proceeds from the sale of assets	—	140	—	—	140
Net cash used in investing activities	—	(29,077)	(7,357)	—	(36,434)
Cash Flows from Financing Activities:
Repayment on the revolver	—	(25,000)	—	—	(25,000)
Repayment of long-term debt	—	(6,764)	—	—	(6,764)
Payment of debt issuance costs	—	(410)	—	—	(410)
Share repurchases and retirement	—	(125,071)	—	—	(125,071)
Proceeds from exercise of stock options	—	997	—	—	997
Payment of employee tax withholding related to RSUs vesting	—	(3,072)	—	—	(3,072)
Settlement of contingent consideration	—	(205)	—	—	(205)
Net cash used in financing activities	—	(159,525)	—	—	(159,525)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,620)	—	(1,620)
Net decrease in cash, cash equivalents and restricted cash	—	(47,706)	(1,097)	—	(48,803)
Cash, cash equivalents and restricted cash - beginning of period	—	68,989	35,443	—	104,432
Cash, cash equivalents and restricted cash - end of period	$—	$21,283	$34,346	$—	$55,629

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2022

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$40,068	$—	$—	$40,068
Income taxes paid, net of refunds	—	43,072	383	—	43,455
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	6,420	—	—	6,420
Additions related to asset retirement obligations and property and equipment	—	715	—	—	715

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

Business Overview

We are a leading provider of smart mobility technology solutions and services throughout the United States, Australia, Canada and Europe. These solutions and services include toll and violations management, title and registration, automated safety solutions, parking enforcement and citation, and other data-driven solutions, to our customers, which include rental car companies (“RACs”), fleet management companies (“FMCs”), other large fleet owners, municipalities, school districts, universities, parking operators, healthcare facilities and transportation hubs and other violation-issuing authorities. Our solutions simplify the smart mobility ecosystem by utilizing what we believe are industry-leading capabilities, information and technology expertise, and integrated hardware and software to efficiently facilitate the automated processing of tolls and violations, automated safety and parking solutions for hundreds of agencies and millions of end users annually, while also making cities and roadways safer for everyone.

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

•
Increased total revenue by $174.9 million from $380.6 million for the nine months ended September 30, 2021 to $555.5 million for the nine months ended September 30, 2022. Redflex and T2 Systems contributed approximately $96.2 million to the overall revenue growth, and the remaining increase was mainly due to service revenue resulting from increased travel volume and tolling activity in 2022 in the Commercial Services segment and expansion of speed programs in the Government Solutions segment; and
•
Generated cash flows from operations of $148.8 million and $129.3 million for the nine months ended September 30, 2022 and 2021, respectively. Our cash on hand was $51.6 million as of September 30, 2022.

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

On May 12, 2022, we paid $50.0 million, which represented the amount initially authorized for an ASR, and received an initial delivery of 2,739,726 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on August 3, 2022, at which time, we received 445,086 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In addition, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions during the nine months ended September 30, 2022. During the third quarter of 2022, we discontinued open market repurchases and our Board of Directors authorized an ASR for the remaining availability under the share repurchase program. On August 19, 2022, we paid $68.1 million for a second ASR, and received an initial delivery of 3,300,000 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the fourth quarter of 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. We paid a total of $125.0 million for share repurchases and $0.1 million for direct costs during the nine months ended September 30, 2022 using available cash on hand.

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

Segment performance is based on revenues and income from operations before depreciation, amortization, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

During the third quarter of 2022, we changed our measure of segment profit to include (gain) loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income, net line items. The comparable prior periods have been recast to conform to the revised presentation, although the impact of this revision to previously reported segment profit was not material. See Note 15. Segment Reporting.

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

Costs and Expenses

Cost of Service Revenue. Cost of service revenue consists of certain recurring service costs, collection and other third-party service costs in our segments.

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

Tax Receivable Agreement Liability Adjustment. This consists of adjustments made to our Tax Receivable Agreement liability due to changes in estimates.

(Gain) Loss on Extinguishment of Debt. (Gain) loss on extinguishment of debt generally consists of early payment penalties and the write-off of original issue discounts and deferred financing costs associated with debt extinguishment, and any gains recognized as a result of loan forgiveness.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards, gains or losses on foreign currency transactions and other non-operating expenses.

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue	$180,617	$141,811	91.4%	87.5%	$38,806	27.4%
Product sales	17,039	20,284	8.6%	12.5%	(3,245)	(16.0)%
Total revenue	197,656	162,095	100.0%	100.0%	35,561	21.9%
Cost of service revenue	4,144	1,412	2.1%	0.9%	2,732	193.5%
Cost of product sales	11,317	9,391	5.7%	5.8%	1,926	20.5%
Operating expenses	60,536	48,309	30.6%	29.8%	12,227	25.3%
Selling, general and administrative expenses	41,126	31,580	20.8%	19.5%	9,546	30.2%
Depreciation, amortization and (gain) loss on disposal of assets, net	35,035	29,529	17.7%	18.2%	5,506	18.6%
Total costs and expenses	152,158	120,221	76.9%	74.2%	31,937	26.6%
Income from operations	45,498	41,874	23.1%	25.8%	3,624	8.7%
Interest expense, net	20,260	11,637	10.3%	7.2%	8,623	74.1%
Change in fair value of private placement warrants	(2,267)	(5,067)	(1.1)%	(3.1)%	2,800	(55.3)%
Gain on extinguishment of debt	(3,005)	—	(1.5)%	—	(3,005)	n/a
Other income, net	(2,462)	(3,494)	(1.2)%	(2.2)%	1,032	(29.5)%
Total other expenses	12,526	3,076	6.5%	1.9%	9,450	307.2%
Income before income taxes	32,972	38,798	16.6%	23.9%	(5,826)	(15.0)%
Income tax provision	8,396	11,492	4.2%	7.1%	(3,096)	(26.9)%
Net income	$24,576	$27,306	12.4%	16.8%	$(2,730)	(10.0)%

Service Revenue. Service revenue increased by $38.8 million, or 27.4%, to $180.6 million for the three months ended September 30, 2022 from $141.8 million for the three months ended September 30, 2021, representing 91.4% and 87.5% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue
Commercial Services	$86,056	$77,257	43.5%	47.7%	$8,799	11.4%
Government Solutions	77,441	64,554	39.2%	39.8%	12,887	20.0%
Parking Solutions	17,120	—	8.7%	—	17,120	n/a
Total service revenue	$180,617	$141,811	91.4%	87.5%	$38,806	27.4%

Commercial Services service revenue increased by $8.8 million, or 11.4%, from $77.3 million for the three months ended September 30, 2021 to $86.1 million for the three months ended September 30, 2022. The increase was primarily due to increased travel volume and related tolling activity in 2022 compared to 2021, which was slowly recovering from COVID-19. The volume of tolls incurred by RAC vehicles increased along with a shift towards an all-inclusive fee structure from an incidental or daily usage rate and higher pricing for certain products contributed to a $7.6 million increase, and the tolling related revenue generated by our FMC customers contributed to a $1.8 million increase during the three months ended September 30, 2022, compared to the same period in 2021. These increases were partially offset by decreases in title and registration and violation processing service revenues during the quarter compared to the same period in 2021.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $12.9 million to $77.4 million for the three months ended September 30, 2022 compared to $64.6 million in the same period in 2021. The increase was primarily driven by the expansion of school zone speed programs, as speed is the largest product in this segment and contributed approximately $10.8 million to the service revenue increase this quarter. The remaining growth is attributable to other expansions and improvement in variable rate programs that recovered from COVID-19 to more normalized volumes.

Parking Solutions service revenue of $17.1 million resulted from the acquisition of T2 systems in December 2021 with no revenue in the comparable period.

Product Sales. Product sales were $17.0 million and $20.3 million for the three months ended September 30, 2022 and 2021, respectively. Product sales decreased by approximately $3.2 million which was mainly due to a $8.0 million decrease in product sales to Government Solutions customers including Redflex, offset by a $4.8 million increase from the inclusion of T2 Systems for which there was no revenue in the comparable 2021 period. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue. Cost of service revenue increased from $1.4 million for the three months ended September 30, 2021 to $4.1 million for the three months ended September 30, 2022. The $2.7 million increase was mainly due to the inclusion of costs in the Parking Solutions segment with no comparable amounts in the prior year.

Cost of Product Sales. Cost of product sales increased by $1.9 million from $9.4 million in the three months ended September 30, 2021 to $11.3 million in the three months ended September 30, 2022, which was mainly due to a $3.8 million increase in costs from the inclusion of T2 Systems for which there was no comparable amount in the prior year offset by a $1.9 million decrease in costs in the Government Solutions segment.

Operating Expenses. Operating expenses increased by $12.2 million, or 25.3%, from $48.3 million for the three months ended September 30, 2021 to $60.5 million for the three months ended September 30, 2022. The increase in 2022 was primarily attributable to increase in wages, information technology and recurring service costs in the Government Solutions segment, and from the inclusion of T2 Systems' operations in 2022 with no comparable amounts in the prior period. Operating expenses as a percentage of total revenue increased slightly from 29.8% to 30.6% for the three months ended September 30, 2021 and 2022, respectively. The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Operating expenses
Commercial Services	$18,952	$17,471	9.6%	10.8%	$1,481	8.5%
Government Solutions	36,868	30,659	18.6%	18.9%	6,209	20.3%
Parking Solutions	4,385	—	2.2%	—	4,385	n/a
Total operating expenses before stock-based compensation	60,205	48,130	30.4%	29.7%	12,075	25.1%
Stock-based compensation	331	179	0.2%	0.1%	152	84.9%
Total operating expenses	$60,536	$48,309	30.6%	29.8%	$12,227	25.3%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $41.1 million for the three months ended September 30, 2022 compared to $31.6 million for the same period in 2021. The increase is primarily due to increased wages and other general expenses from the inclusion of T2 Systems with no comparable amounts in the prior year. In addition, we had overall increases of $3.1 million of professional services costs, $1.0 million related to credit loss expense and $0.8 million for stock-based compensation expense, which were partially offset by a $2.0 million decrease in certain transaction and transformation expenses compared to the prior year. Selling, general and administrative expenses as a percentage of total revenue increased from 19.5% to 20.8% for the three months ended September 30, 2021 and 2022, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Selling, general and administrative expenses
Commercial Services	$14,126	$10,592	7.2%	6.5%	$3,534	33.4%
Government Solutions	15,034	14,013	7.6%	8.7%	1,021	7.3%
Parking Solutions	6,218	—	3.1%	—	6,218	n/a
Corporate and other	1,435	3,451	0.7%	2.1%	(2,016)	(58.4)%
Total selling, general and administrative expenses before stock-based compensation	36,813	28,056	18.6%	17.3%	8,757	31.2%
Stock-based compensation	4,313	3,524	2.2%	2.2%	789	22.4%
Total selling, general and administrative expenses	$41,126	$31,580	20.8%	19.5%	$9,546	30.2%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $5.5 million to $35.0 million for the three months ended September 30, 2022 from $29.5 million for the same period in 2021. This was mainly due to increased amortization and depreciation expense resulting from the inclusion of T2 Systems with no comparable amounts in the prior year.

Interest Expense, Net. Interest expense, net increased by $8.6 million from $11.6 million for the three months ended September 30, 2021 to approximately $20.3 million for the same period in 2022. This increase is primarily attributable to a higher interest rate on our variable debt which was approximately 270 basis points higher than the comparable prior period and $1.24 billion in average outstanding debt during the three months ended September 30, 2022, which included the $250 million of incremental term loan borrowing, compared to $998 million in average outstanding debt for the same period in 2021. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded gains of $2.3 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Gain on extinguishment of debt. We recorded a $3.0 million gain on extinguishment of debt during the three months ended September 30, 2022 related to the forgiveness of the PPP loan, which is further discussed below.

Other Income, Net. Other income, net was $2.5 million for the three months ended September 30, 2022 compared to $3.5 million for the three months ended September 30, 2021. The decrease of $1.0 million is primarily attributable to an adjustment recognized for a previous acquisition subsequent to the measurement period, offset mainly by income resulting from volume rebates earned from total spend on purchasing cards from increased tolling and travel activity, especially in the RAC industry.

Income Tax Provision. Income tax provision was $8.4 million representing an effective tax rate of 25.5% for the three months ended September 30, 2022 compared to a tax provision of $11.5 million, representing an effective tax rate of 29.6% for the same period in 2021. The primary driver for the effective tax rate variance is the permanent differences related to the mark-to-market adjustment on the private placement warrants and the Redflex PPP loan forgiveness recorded as pre-tax income in 2022, resulting in the Company’s permanent book and tax differences having a proportionately lesser impact on the effective tax rate for 2022.

Net Income. We had net income of $24.6 million for the three months ended September 30, 2022, as compared to a net income of $27.3 million for the three months ended September 30, 2021. The $2.7 million decrease in net income was primarily due to increased interest expense, costs and expenses due to the inclusion of T2 Systems in 2022 with no comparable amounts in the prior period, and the other statement of operations activity discussed above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue	$516,253	$348,000	92.9%	91.4%	$168,253	48.3%
Product sales	39,275	32,610	7.1%	8.6%	6,665	20.4%
Total revenue	555,528	380,610	100.0%	100.0%	174,918	46.0%
Cost of service revenue	11,636	3,624	2.1%	1.0%	8,012	221.1%
Cost of product sales	25,638	15,562	4.6%	4.1%	10,076	64.7%
Operating expenses	166,795	115,235	30.0%	30.3%	51,560	44.7%
Selling, general and administrative expenses	122,913	86,252	22.1%	22.6%	36,661	42.5%
Depreciation, amortization and (gain) loss on disposal of assets, net	105,881	84,806	19.1%	22.3%	21,075	24.9%
Total costs and expenses	432,863	305,479	77.9%	80.3%	127,384	41.7%
Income from operations	122,665	75,131	22.1%	19.7%	47,534	63.3%
Interest expense, net	49,024	32,481	8.8%	8.5%	16,543	50.9%
Change in fair value of private placement warrants	(5,133)	5,067	(0.9)%	1.3%	(10,200)	(201.3)%
Tax receivable agreement liability adjustment	(965)	1,661	(0.2)%	0.4%	(2,626)	(158.1)%
(Gain) loss on extinguishment of debt	(3,005)	5,334	(0.5)%	1.4%	(8,339)	(156.3)%
Other income, net	(9,367)	(9,305)	(1.7)%	(2.4)%	(62)	0.7%
Total other expenses	30,554	35,238	5.5%	9.2%	(4,684)	(13.3)%
Income before income taxes	92,111	39,893	16.6%	10.5%	52,218	130.9%
Income tax provision	27,854	17,510	5.0%	4.6%	10,344	59.1%
Net income	$64,257	$22,383	11.6%	5.9%	$41,874	187.1%

Service Revenue. Service revenue increased by $168.3 million, or 48.3%, to $516.3 million for the nine months ended September 30, 2022 from $348.0 million for the nine months ended September 30, 2021, representing 92.9% and 91.4% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue
Commercial Services	$244,409	$189,426	44.0%	49.8%	$54,983	29.0%
Government Solutions	225,337	158,574	40.6%	41.6%	66,763	42.1%
Parking Solutions	46,507	—	8.3%	—	46,507	n/a
Total service revenue	$516,253	$348,000	92.9%	91.4%	$168,253	48.3%

Commercial Services service revenue increased by $55.0 million, or 29%, from $189.4 million for the nine months ended September 30, 2021 to $244.4 million for the nine months ended September 30, 2022. The increase was primarily due to the increase in travel volume in 2022 compared to 2021 which was negatively impacted by the COVID-19 pandemic, especially the first three months of 2021. The volume of tolls incurred by RAC vehicles increased along with a shift towards an all-inclusive fee structure from an incidental or daily usage rate and higher pricing for certain products contributed to a $39.8 million increase, and the tolling related revenue generated by our FMC customers contributed to a $9.6 million increase during the nine months ended September 30, 2022 compared to the same period in 2021.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by approximately $66.8 million, and was $225.3 million and $158.6 million for the nine months ended September 30, 2022 and 2021, respectively. Redflex operations contributed $33.2 million to our growth year over year. Organic growth excluding Redflex was $33.5 million, which was primarily driven by the expansion of school zone speed programs, and speed is the largest product in this segment. We added 752 speed cameras in 2021, excluding Redflex, which provided year-over-year growth in 2022, and 549 speed cameras in the nine months ended September 30, 2022 which provided growth in the current period and will continue to provide growth for the remainder of 2022 and beyond. The remaining growth is attributable to other expansions and improvement in variable rate programs that recovered from COVID-19 to more normalized volumes.

Parking Solutions service revenue of $46.5 million resulted from our acquisition of T2 systems in December 2021 with no revenue in the comparable nine-month period.

Product Sales. Product sales increased by $6.7 million, and were $39.3 million and $32.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in 2022 was mainly due to an aggregate $16.4 million of product revenue generated from T2 Systems for which there was no revenue in the comparable 2021 period and from Redflex, which included approximately one hundred days of activity in the 2021 period, offset by a decrease in product sales for a Government Solutions customer whose buying patterns varied from period to period.

Cost of Service Revenue. Cost of service revenue increased from $3.6 million for the nine months ended September 30, 2021 to $11.6 million for the nine months ended September 30, 2022. The $8.0 million increase was mainly attributable to the inclusion of costs in the Parking Solutions segment with no comparable amounts in the prior year.

Cost of Product Sales. Cost of product sales increased by approximately $10.0 million from $15.6 million in the nine months ended September 30, 2021 to $25.6 million in the nine months ended September 30, 2022, which was mainly due to increased costs from the inclusion of T2 Systems and Redflex operations.

Operating Expenses. Operating expenses increased by $51.6 million, or 44.7%, from $115.2 million for the nine months ended September 30, 2021 to $166.8 million for the nine months ended September 30, 2022. The increase was primarily attributable to increases in wages expense, subcontractor expenses, recurring services and information technology costs resulting from the inclusion of Redflex for the full nine-month period in 2022 compared to approximately one hundred days in 2021 and T2 Systems' operations in 2022 with no comparable amounts in the prior year. Operating expenses as a percentage of total revenue decreased slightly from 30.3% to 30.0% for the nine months ended September 30, 2021 and 2022, respectively. The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Operating expenses
Commercial Services	$53,004	$47,667	9.5%	12.5%	$5,337	11.2%
Government Solutions	103,660	66,947	18.7%	17.6%	36,713	54.8%
Parking Solutions	9,302	—	1.7%	—	9,302	n/a
Total operating expenses before stock-based compensation	165,966	114,614	29.9%	30.1%	51,352	44.8%
Stock-based compensation	829	621	0.1%	0.2%	208	33.5%
Total operating expenses	$166,795	$115,235	30.0%	30.3%	$51,560	44.7%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $36.7 million to $122.9 million for the nine months ended September 30, 2022 compared to $86.3 million for the same period in 2021. The increase is primarily due to increased wages and other general expenses due to the inclusion of Redflex for the full nine-month period in 2022 as compared to approximately one hundred days in the prior year and T2 Systems' operations included in the nine months ended September 30, 2022 with no comparable amounts in the prior year. In addition, we had overall increases of $8.9 million for professional services, $4.2 million for credit loss expense, and $3.3 million related to stock-based compensation expense compared to the prior year, which were partially offset by a $9.4 million decrease in certain transaction and transformation costs compared to 2021. Selling, general and administrative expenses as a percentage of total revenue decreased from 22.6% to 22.1% for the nine months ended September 30, 2021 and 2022, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Selling, general and administrative expenses
Commercial Services	$40,980	$30,449	7.4%	8.0%	$10,531	34.6%
Government Solutions	45,732	34,663	8.2%	9.1%	11,069	31.9%
Parking Solutions	21,184	—	3.8%	—	21,184	n/a
Corporate and other	2,190	11,577	0.4%	3.0%	(9,387)	(81.1)%
Total selling, general and administrative expenses before stock-based compensation	110,086	76,689	19.8%	20.1%	33,397	43.5%
Stock-based compensation	12,827	9,563	2.3%	2.5%	3,264	34.1%
Total selling, general and administrative expenses	$122,913	$86,252	22.1%	22.6%	$36,661	42.5%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $21.1 million to $105.9 million for the nine months ended September 30, 2022 from $84.8 million for the same period in 2021. This was mainly due to increased amortization and depreciation expense from the inclusion of T2 Systems' operations with no comparable amounts in the prior year and Redflex for the full nine-month period in 2022 compared to approximately one hundred days in 2021.

Interest Expense, Net. Interest expense, net increased by $16.5 million from $32.5 million for the nine months ended September 30, 2021 to $49.0 million for the same period in 2022. This increase is primarily attributable to $1.24 billion in average outstanding debt during the nine months ended September 30, 2022 which included the $250 million of incremental term loan borrowing, compared to $958 million in average outstanding debt for the same period in 2021. In addition, the 2022 period included a higher interest rate on our variable debt for three months out of the nine-month period. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a $5.1 million gain for the nine months ended September 30, 2022 and a $5.1 million loss for the nine months ended September 30, 2021, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million benefit and a $1.7 million charge for the nine months ended September 30, 2022 and 2021, respectively. The TRA liability adjustment in 2022 is arising from lower estimated state tax rates due to changes in apportionment, whereas in 2021 it was arising from higher estimated state tax rates due to changes in statutory rates.

(Gain) Loss on Extinguishment of Debt. We recorded a $3.0 million gain on extinguishment of debt during the nine months ended September 30, 2022 related to the forgiveness of the PPP loan, which is further discussed below. Loss on extinguishment of debt was $5.3 million for the nine months ended September 30, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the 2021 Term Loan, as discussed and defined below.

Other Income, Net. Other income, net was approximately $9.4 million for the nine months ended September 30, 2022, compared to $9.3 million for the nine months ended September 30, 2021. The slight increase is primarily due to income resulting from volume rebates earned from total spend on purchasing cards from increased tolling activity, especially in the RAC industry, offset mainly by an adjustment recognized for a previous acquisition subsequent to the measurement period.

Income Tax Provision. Income tax provision was $27.9 million representing an effective tax rate of 30.2% for the nine months ended September 30, 2022 compared to $17.5 million representing an effective tax rate of 43.9% for the same period in 2021. The primary driver for the effective tax rate variance is the permanent differences related to the mark-to-market adjustment on the private placement warrants, the Redflex PPP loan forgiveness recorded as pre-tax income in 2022, and the increase in overall pre-tax income for 2022 compared to 2021, resulting in the Company’s permanent book and tax differences having a proportionately lesser impact on the effective tax rate for 2022.

Net Income. We had net income of approximately $64.3 million for the nine months ended September 30, 2022, as compared to a net income of $22.4 million for the nine months ended September 30, 2021. The increase in net income of $41.9 million was mainly due to increases in service revenue and product sales, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the available borrowing under our Revolver (defined below).

We have incurred significant long-term debt as a result of acquisitions completed in prior years.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our ability to borrow under our Revolver (as defined below) will be sufficient to meet operating cash requirements and service debt obligations for at least the next 12 months. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowing on our Revolver, or equity financings, all of which may not be available to us on favorable terms or at all.

We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2022, we had $72.1 million available for borrowing, net of letters of credit, under our Revolver.

Share Repurchases

On May 7, 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding shares of Class A Common Stock over the next 12 months from time to time in open market transactions, ASRs or in privately negotiated transactions, each as permitted under applicable rules and regulations.

On May 12, 2022, we paid $50.0 million, which represented the amount initially authorized for an ASR, and received an initial delivery of 2,739,726 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on August 3, 2022, at which time, we received 445,086 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In addition, we paid $6.9 million and repurchased 445,791 shares through open market transactions during the nine months ended September 30, 2022. We discontinued open market repurchases during the third quarter of 2022 and our Board of Directors authorized an ASR for the remaining availability under the share repurchase program. On August 19, 2022, we paid $68.1 million for a second ASR, and received an initial delivery of 3,300,000 shares in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the fourth quarter of fiscal year 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. We paid a total of $125.0 million for share repurchases and $0.1 million for direct costs during the nine months ended September 30, 2022 using available cash on hand.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 29% and 39% of total accounts receivable, net as of September 30, 2022 and December 31, 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$148,776	$129,284
Net cash used in investing activities	(36,434)	(122,412)
Net cash (used in) provided by financing activities	(159,525)	5,335

Cash Flows from Operating Activities

Cash provided by operating activities increased by $19.5 million, from $129.3 million for the nine months ended September 30, 2021 to $148.8 million for the nine months ended September 30, 2022. Net income year over year increased by $41.9 million, from $22.4 million in 2021 to $64.3 million in 2022. The aggregate adjustments to reconcile net income to cash provided by operating activities remained relatively consistent year over year. The aggregate changes in operating assets and liabilities decreased by $21.4 million in 2022 primarily due to increased driver-billable accounts receivable balances in the Commercial Services business and the inclusion of accounts receivable balances in 2022 for the Parking Solutions business.

Cash Flows from Investing Activities

Cash used in investing activities was $36.4 million and $122.4 million for the nine months ended September 30, 2022 and 2021, respectively. The cash used in 2022 was primarily related to purchases of installation and service parts and property and equipment. The cash used in 2021 was primarily related to VM Consolidated’s acquisition of 100% of the outstanding equity of Redflex at A$0.96 per share for total consideration of A$152.5 million, or approximately US$117.9 million.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(159.5) million and $5.3 million for the nine months ended September 30, 2022 and 2021, respectively. The cash used in 2022 was mainly due to the repurchases of 6.9 million shares of the Company’s Class A Common Stock for $125.1 million in the second and third quarters of 2022 (as discussed further in Note 11. Stockholders’ Equity), the repayment of $25.0 million of borrowing on the Revolver in January 2022 and the quarterly principal payments on the 2021 Term Loan.

We had aggregate borrowings of $996.8 million during 2021 consisting of the 2021 Term Loan and Senior Notes and repayments of $882.9 million on outstanding debt related to the 2018 and 2021 Term Loans (defined below), and debt assumed as part of the Redflex acquisition that was subsequently paid. The 2018 Term Loan was fully repaid in March 2021. The aggregate borrowings net of the repayments along with existing cash on hand were used to fund the close of the Redflex acquisition in June 2021 and the share repurchase and retirement for $100 million in August 2021 (discussed above).

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

On December 7, 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental

Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repaying in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, we had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $888.4 million at September 30, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of September 30, 2022, the interest rate on the 2021 Term Loan was 6.1%.

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

PPP Loan

During fiscal year 2020, Redflex received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, Redflex applied for forgiveness of this loan, and on September 23, 2022, we were notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, we recognized a $3.0 million gain on extinguishment of debt in the consolidated statement of operations for the three and nine months ended September 30, 2022.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. At December 31, 2021, we had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At September 30, 2022, the availability to borrow was $72.1 million, net of $0.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of September 30, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At September 30, 2022, we were compliant with all debt covenants.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $20.3 million and $11.6 million for the three months ended September 30, 2022 and 2021, respectively, and $49.0 million and $32.5 million for the nine months ended September 30, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of September 30, 2022.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $888.4 million at September 30, 2022. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. Based on the September 30, 2022 balance outstanding, each 1% movement in interest rates will result in an approximately $8.9 million change in annual interest expense.

We have not engaged in any hedging activities during the nine months ended September 30, 2022. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2022 and, based on their evaluation, have concluded the controls and procedures were ineffective as the material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 were not yet remediated during the nine months ended September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 includes a discussion of our risk factors. Other than the risk factor below, there have been no material changes from the risk factors described in our Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We cannot guarantee that our stock repurchase program will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves.

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125 million of our outstanding shares of Class A Common Stock. We subsequently paid $50.0 million in May 2022 to repurchase outstanding shares of our Class A Common Stock through an ASR, and received an initial delivery of 2,739,726 shares. The final settlement occurred in August 2022, at which time we received 445,086 additional shares. In addition, during the second and third quarters, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions. During the third quarter of 2022, we discontinued open market repurchases and our Board of Directors authorized a second ASR for the remaining availability under the share repurchase program. In August 2022, we paid $68.1 million for the second ASR, and received an initial delivery of 3,300,000 shares of our Class A Common Stock. The final settlement is expected to occur during the fourth quarter of 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired.

The timing, price, and quantity of purchases under the program have been, and will continue to be, made at the discretion of our management based upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. There is no guarantee as to the exact number of shares that we will repurchase and we cannot guarantee that the program will enhance long-term stockholder value. The share repurchase program could affect the trading price of our common stock and increase volatility. In addition, our repurchases under our share repurchase program have diminished, and could continue to diminish, our cash reserves.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding shares of Class A common stock over a 12 month period in open market transactions, ASRs or in privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

We subsequently paid $50.0 million in May 2022 to repurchase outstanding shares of our Class A Common Stock through an ASR, and received an initial delivery of 2,739,726 shares. The final settlement occurred in August 2022, at which time we received 445,086 additional shares. In addition, during the second and third quarters, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions. During the third quarter of 2022, we discontinued open market repurchases and our Board of Directors authorized a second ASR for the remaining availability under the share repurchase program. In August 2022, we paid $68.1 million for the second ASR, and received an initial delivery of 3,300,000 shares of our Class A Common Stock. The final settlement is expected to occur during the fourth quarter of 2022, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired.

The following details the purchases of the Company's Class A Common Stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs
As of July 1, 2022	—	$—	—	$69,790,032
Share repurchases	109,638	$15.74	109,638	$68,069,870
As of July 31, 2022	109,638	$15.74	109,638	$68,069,870
Share repurchases - ASR (1)	3,745,086	$16.27	3,745,086	$—
Share repurchases	—	$—	—	$—
As of August 31, 2022	3,854,724	$—	3,854,724	$—
Share repurchases	—	$—	—	$—
As of September 30, 2022	3,854,724	$—	3,854,724	$—

(1) This includes the settlement of the first ASR on August 3, 2022 for 445,086 additional shares and the initial delivery of 3,300,000 shares from the second ASR on August 19, 2022.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended September 30, 2022.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	Separation and Release Agreement, by and between Rebecca Collins and the Registrant, dated August 29, 2022.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

VERRA MOBILITY CORPORATION

Date: November 2, 2022	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)