Form 10-K
period 2022-12-31
VERRA MOBILITY Corp
filed 2023-03-01
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2022, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $2,395,635,197 (152,491,101 shares at a closing price per share of $15.71).

As of February 24, 2023, the registrant had 148,981,250 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 23, 2023 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2022

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Annual Report on Form 10-K (“Annual Report”), as well as in our other filings with the Securities and Exchange Commission (the “SEC”) and other written and oral information we release, contain forward-looking statements within the meaning of federal securities laws. These forward-looking statements include, but are not limited to, statements concerning our future operating results and financial position, our strategy, expectations regarding demand and acceptance for our products, services and technologies, growth opportunities and trends in the markets in which we operate, future impacts to our business as a result of economic and market conditions, expected cost reductions, benefits and synergies related to our acquisitions and management’s plans and objectives. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” and “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on them. Actual events or results could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report and in our other filings with the SEC. Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law.

When we refer to “Verra Mobility,” the “Company,” “we,” “us,” or “our” in this Annual Report, we are referring to Verra Mobility Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading provider of smart mobility technology solutions throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including fleet owners such as rental car companies (“RACs”) and fleet management companies (“FMCs”), governments, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities.

Our vision is to develop and use technology and data intelligence to make transportation safer, smarter and more connected.

Segments

Our solutions are offered through three segments: (i) Commercial Services, (ii) Government Solutions and (iii) Parking Solutions.

Commercial Services

Our Commercial Services segment generated approximately $326.0 million in revenue for 2022, or approximately 44.0% of our total revenue. We believe that our Commercial Services segment is the market-leading provider of automated toll and violations management and title and registration solutions to RACs, FMCs and other large fleet owners in North America. In Europe, our Commercial Services segment provides violations processing through Euro Parking Collection plc (“EPC”) and consumer tolling services through Pagatelia S.L.U. (“Pagatelia”). We have long-standing relationships with, among others, the three largest RACs in the United States, Avis Budget Group, Enterprise Holdings, Inc. and The Hertz Corporation. We also have relationships with key European RACs and the five largest FMCs in the United States. Through our established relationships with individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing a value-added convenience for vehicle drivers and benefits to the tolling and issuing authorities. Our toll and violations management solutions help ensure timely payment for tolls and violations incurred by our customers’ vehicles and perform timely transfers of liability on our customers’ behalf, and billing and collecting from the driver as applicable. We also manage regional toll transponder installation and vehicle association, a critical and highly complex process for RAC and FMC customers, to ensure that the transponder (and corresponding toll transactions) are associated with the correct vehicle.

Government Solutions

Our Government Solutions segment generated approximately $336.7 million in revenue for 2022, or approximately 45.4% of our total revenue. We believe our Government Solutions segment is the market-leading provider of automated safety solutions in the United States, Canada and Australia to state and local governments. In the United States, we provide government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, and city bus lanes. Our proprietary hardware and software technologies provide government agencies the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we install, maintain, and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner. Additionally, upon law enforcement’s determination that a violation has occurred, we offer an “end-to-end” solution to manage the citation mailing, billing, and other administrative tasks on behalf of our customers. For many international customers, we design, engineer, and maintain roadside photo enforcement technology, including both hardware and software, which is sold or licensed to government agencies and often maintained with maintenance contracts to support the technology.

Parking Solutions

We formed our Parking Solutions segment after our acquisition of T2 Systems Parent Corporation (“T2 Systems”) in December 2021. This segment generated approximately $79.0 million in revenue for 2022, or approximately 10.6% of our total revenue. Our Parking Solutions segment is a North American leader of end-to-end commercial parking management solutions in the markets we serve. This segment serves over 2,000 customers in the university, municipal, healthcare and commercial operator markets. Our proprietary software and hardware technologies provides our customers with solutions needed to manage and monetize parking and enforcement operations. In 2022, we processed over 163 million transactions using our various parking solutions systems. Each need requires technology solutions for parking access and revenue control, single- and multi-space pay stations, integrated physical and mobile payments, back-office parking rate management, permit issuance and management, online citation payment, event parking, occupancy, and back-office management of violations, amongst other requirements.

Markets and Competition

There is no single competitor that provides a similarly broad suite of solutions across our business segments. However, in our Government Solutions segment, we face competition in certain automated safety solutions from other vendors in the areas of red-light, school bus, speed and bus lane photo enforcement. In our Commercial Services segment, we face competition from both our own customers, who may choose to invest in their own internal solutions, and vendors offering or seeking to offer new technologies or financial models, and we must continue to innovate to remain competitive. In Parking Solutions, we face competition from a variety of segment-specific competitors in our markets in the United States and Canada.

Tolling

The tolling industry is highly fragmented and complex, as it is comprised of more than 80 tolling operators with specific coverage regions and disparate technology platforms, processing requirements and business rules. We believe that as state and local governments fund a growing list of infrastructure, maintenance and construction projects, there will be an increase in the number of toll roads, including new express and high occupancy lanes in urban areas. We expect this trend will also increase utilization of dynamic tolling, which allows toll rates to fluctuate based on traffic trends and real-time congestion. In addition, 95% of toll road transactions in the United States are cashless or all-electronic payment. We believe that these trends create sizable opportunities for us to expand our tolling market presence while developing relationships with tolling authorities.

Commercial Fleet

Our Commercial Services customers consist of RACs, FMCs and other large fleet owners. The approximately $36 billion United States RAC industry is highly consolidated, with three companies, with which we have long-standing relationships, accounting for a significant majority of United States RAC revenues in 2022. We believe that the above-mentioned trends toward the use of toll roads additionally create significant opportunities for us to expand our fleet market presence while developing relationships with both new and existing RACs, FMCs, and other fleet consumers.

Automated Safety

As cities and municipalities wrestle with the evolving challenges of managing traffic congestion, road safety and accessible transportation networks, automated enforcement solutions continue to serve as an effective tool for comprehensive safety and mobility initiatives. In 2020, the Congressional Research Service found cameras to be an effective tool for law enforcement and other agencies to reduce the number of traffic-related violations, collisions, injuries and fatalities, and the American Association of State Highway and Transportation Officials has called on states to support greater use of automated speed enforcement. New York City’s Automated Speed Enforcement Program 2014-2020 Report, noted a 72% average reduction in dangerous speeding at its fixed camera locations. Additionally, programs like Vision Zero, a collaborative campaign helping communities reach their goals of eliminating all traffic fatalities and severe injuries, across most major U.S. cities and around the world, are driving capital investment to make meaningful strides in traffic safety. Public attention given to traffic safety issues for drivers, pedestrians, children, bicyclists and law enforcement is intensifying and governments are facing shortfalls in transportation revenue. In this context, smart technology solutions have emerged as an effective and revenue-positive method to address traffic safety issues. We believe that as public focus intensifies, the demand for our Government Solutions offerings will grow as well, and that we are positioned to take advantage of these opportunities.

Parking

The parking industry consists of a highly fragmented mix of end customers, including universities, municipalities, private operators, healthcare providers and airports, among other industries. These customers each have different parking needs such as off-street parking, on-street parking, permits, enforcement and consumer engagement. T2 Systems has customer relationships with approximately 30% of higher education institutions in its target tiers, according to internal analysis. The broader parking market in which T2 System’s operates – North American municipalities, universities and healthcare providers – represents up to a $4 billion market according to a 2021 market estimate. Parking Solutions market segments are focused on strategies to offset costs in reaction to downturns caused by the COVID-19 pandemic and market participants are struggling to attract and retain labor. At the same time, consumers are increasingly willing to adopt mobile solutions to simplify their transportation needs, creating market opportunities to advance self-service options. We believe that technology solutions that provide mobile-first, self-service offerings, improve operational efficiency, reduce reliance on parking-related labor, and commercial models that reduce up-front costs provide solutions for market needs and establish a long-term operating model.

Products

Commercial Services

Toll management solutions

We provide fully outsourced toll management solutions for our fleet owner customers, including RACs and FMCs, while also providing a value-added convenience for vehicle drivers via our established relationships and integrations with more than 50 individual tolling authorities throughout the United States. This comprehensive network allows RAC and FMC drivers the convenience of using cashless and all-electronic tolls. Additionally, this service helps prevent the liability and business disruption of costly toll violations incurred by vehicles owned by RAC and FMC customers and eliminates their need to manage a nationwide program internally. Our proprietary software technology and hardware allow us to effectively match a toll to the specific RAC or FMC vehicle and driver so that the toll can accurately and reliably be billed and collected on behalf of, or directly from, the RAC or FMC. Toll management solutions accounted for approximately 37.2% of our 2022 revenues.

Violations management solutions

Our violations management solutions process violations incurred by the drivers of RAC and FMC vehicles by working with more than 8,000 domestic violation-issuing authorities (more than 400 of which we are directly integrated with) to either pay the fine on behalf of the vehicle owner (for which we are able to bill the driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. In Europe, we specialize in the identification, notification, and collection of unpaid traffic, parking and public transport related fees, charges, and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in 17 European countries. Violation management solutions accounted for approximately 4.6% of our 2022 revenues.

Title and registration solutions

Our title and registration solutions provide RAC and FMC customers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by leveraging connections with individual departments of motor vehicles for electronic title and registration processing in 20 states. Title and registration solutions accounted for approximately 2.2% of our 2022 revenues.

Government Solutions

We serve as a value-add partner to government agencies by providing photo enforcement solutions that promote traffic safety and reduce traffic violations. We work with our customers to identify problematic traffic areas and install, maintain and manage the technology platform needed to capture images or videos of drivers committing traffic violations. Red-light cameras are placed at intersections to capture vehicles running red lights. Similarly, speed safety cameras are used to capture vehicles exceeding speed limits, either on a fixed basis or in a mobile platform, and often in school zones. School bus cameras are fixed to the side of buses to capture vehicles passing school buses with extended stop arms. Finally, bus lane cameras are designed to capture vehicles illegally driving in restricted bus lanes.

For customers of our end-to-end solutions, we automatically send captured events to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Direct service revenue from red-light cameras, speed cameras, school bus cameras and city bus lane cameras accounted for approximately 38.3% of our 2022 revenues. Other segment service revenue consists primarily of ancillary revenue streams, which comprised 3.2% of total revenue. Product sales to customers are not recurring and are dependent on our customers’ needs, and account for 3.9% of total revenue. We expect product sales to be at levels below the preceding three years due to the completion of the New York City camera installation program in 2022

Parking Solutions

Parking Access and Revenue Control

Our Parking Access and Revenue Control (“PARCS”) technology solutions include both software and hardware offerings which work in concert to help our customers manage their gated, gateless and license plate recognition-based parking lot and parking garage needs. We have installed over 2,500 PARCS lanes to date. Our related software is the industry’s original hosted parking management software, which allows management of our customers’ PARCS solutions from a computer or mobile device.

Pay Stations

Our pay stations hardware technology has interoperability with over 50 third-party systems, as well as our PARCS and parking enforcement solutions. They are powered by a highly configurable and data driven software technology which supports the enforcement, mobile payments, and back-office and accounting needs of our customers. Our fleet of Pay Stations hardware exceeded 16,800 units at December 31, 2022.

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

Our general policy is to seek patent protection for our inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 82 U.S.- and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

We have approximately 214 registrations and pending applications in the United States and foreign jurisdictions for trademarks and service marks, reflecting our many products and services. These registrations and applications include our historic and acquired brands, as well as Verra Mobility. These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state and national laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-corruption, equal employment, minimum wages, workplace health and safety, human rights and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission and the Environmental Protection Agency, as well as comparable international, state and local agencies, including the departments of transportation, departments of motor vehicles, and offices of inspectors general, and laws related to financial and banking regulations. Following the acquisition of EPC, Pagatelia and Redflex Holdings Limited, now known as Redflex Holdings Pty Ltd. (“Redflex”), and in connection with our European expansion efforts, we are subject to laws, regulations and administrative practices addressing many of these same matters in Europe, Australia and Canada, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, as well as European regulations to traffic enforcement and collections and other financial and banking regulations.

As part of our business, we collect, receive, process, use, transmit, disclose, and retain information relating to identifiable individuals (“personal information”) and, therefore, are subject to various laws protecting privacy and security of personal information, including but not limited to the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”), the Data Protection Act of 2018 in the United Kingdom, the Canadian Personal Information Protection and Electronic Documents Act, the Australia Privacy Act of 1988, New Zealand’s Privacy Act of 2020, the California Consumer Privacy Act (the “CCPA”) and other national and state privacy laws. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules. As we expand our operations in foreign countries, or as U.S. federal or state law changes, our liability exposure and the complexity and cost of compliance with data and privacy requirements will increase. Laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and governmental authorities, consumer agencies and consumer advocacy groups have called for increased regulation and changes in industry practices. Our foreign photo enforcement programs are also subject to regulation in the various countries in which we operate.

Automated photo enforcement camera programs in the United States are typically regulated at the state and local level, not the federal level. Since 2010, there have been over 1,500 pieces of legislation introduced nationwide related to the photo enforcement industry. In general, photo enforcement is administrated by state, provincial or local government agencies, under either state enabling legislation or under home rule authority established under the relevant state constitution. Where enabling legislation is not required, local ordinances impose further restrictions within a given jurisdiction. Whether in a state requiring enabling legislation or in home-rule states where municipalities pass ordinances permitting photo enforcement, if the legislation or ordinance is subsequently repealed, not renewed if required, or if the authority for a local ordinance is revoked, photo enforcement activities would stop.

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

Our Government Solutions customers are typically government agencies, and our operations within this segment are therefore subject to various procurement laws pertaining to gifts and entertainment, payments of commissions and contingency fees, conflicts of interest, licensing and permitting requirements and other matters. These laws are overseen by different government agencies, depending on the jurisdiction, including departments of procurements services, contracting offices and offices of inspector general.

To successfully navigate this regulatory landscape, we have a dedicated government relations team that works with national, state and local policymakers, often with the help of lobbyists and consultants, to track and help support favorable camera-enforcement safety and toll-related legislative outcomes. Through this network, we have a presence in most states in which our Government Solutions and Commercial Services segments do business. These lobbying activities are subject to state and local regulations and registration requirements.

In connection with the installation of photo enforcement systems, we or our customers routinely obtain permits from various permitting authorities. As a government contractor providing photo enforcement services directly or through subcontractors (including design, engineering, construction, installation, and maintenance) in various locations throughout the United States and internationally, we are at times required to obtain licenses regarding general contracting, performance of engineering services, performance of electrical work, performance of private investigative work and processing license plate and related personal information, and periodically receive notices from regulatory authorities regarding these matters and inquiring as to our compliance with the applicable state, local and foreign laws and regulations.

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

Human Capital Management

Our employees are critical to our success as a leading provider of smart mobility solutions. To continue delivering high-quality solutions to our customers and succeed in our highly competitive and rapidly evolving market, it is critical that we continue to attract, retain and develop diverse groups of talented individuals at all levels of our organization.

As of December 31, 2022, we had 1,570 employees, comprised of 1,396 full-time employees and 174 part-time employees. Of our full-time employees, 1,032 were located in the United States and 364 were located internationally. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our 20 employees in Staten Island, New York. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

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

Corporate Information

We were originally incorporated in Delaware on August 15, 2016, under the name “Gores Holdings II, Inc.” (“Gores”) as a special purpose acquisition company. On January 19, 2017, Gores consummated its initial public offering (the “IPO”), following which its shares began trading on Nasdaq. On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC (the “Platinum Stockholder”), AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores, and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, we consummated the transactions contemplated by the Merger Agreement (the “Business Combination”) and we changed our name to “Verra Mobility Corporation.”

Our principal executive office is located at 1150 North Alma School Road, Mesa, AZ 85201. Our telephone number is (480) 443-7000. Our website address is www.verramobility.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report.

The trade names, trademarks, and service marks appearing in this Annual Report include registered marks and marks in which we claim common law rights, such as Verra Mobility and the Verra Mobility logo, all of which are our intellectual property. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the SEC are available free of charge at http://ir.verramobility.com/financial-information/sec-filings when such reports become available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.verramobility.com, and our investor relations website, ir.verramobility.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition and results of operations in future periods. The risks described below are not the only risks we face. Additional risks not currently known to us may adversely affect our business, financial condition or results of operations in future periods.

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
•
Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, the use of third-party tolling service providers, the ability to charge service or other fees to customers for services provided, could have a material adverse effect on our business.

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

Risks Related to Our Vendors

•
Our reliance on specialized third-party providers could have a material adverse effect on our business.

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

We also experience customer concentration in our Government Solutions segment. The New York City Department of Transportation (“NYCDOT”) represented approximately 19.5% of our total revenues during fiscal 2022, and our contract with NYCDOT, like many other contracts, is subject to unique risks and uncertainties, including termination rights, delays in payment and audits and investigations, any of which could have a material adverse effect on our business. In the future, a small number of customers in our Government Solutions segment may continue to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.

We enter into government contracts from time to time with customers that are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments to us. For example, as of December 31, 2022, NYCDOT had an open receivable balance of $35.6 million, which represented 22% of our accounts receivable, net.

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

Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, the use of third-party tolling service providers or the ability to charge service or other fees to customers for services provided, could have a material adverse effect on our business.

Our Government Solutions segment provides automated safety solutions to national, state and local government agencies, generating revenues through automated photo enforcement of red-light, school bus, speed limit and bus lane laws. We sometimes make significant capital and other investments to attract and retain these contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. In 2022, revenues from this segment represented approximately 45% of our total revenues. Therefore, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is amended, not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. For example, in 2022, a North Carolina court of appeals issued a ruling limiting the ability of local authorities to make certain decisions with respect to funding automated enforcement programs, impacting the viability of automated enforcement in impacted jurisdictions.

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

Similarly, our Commercial Services business may be materially impacted if there is an unfavorable shift in political support for or public sentiment towards tolling or its use is materially restricted or limited, including through the imposition of limits on the fees RAC companies can charge their customers for tolling or violation processing services. Any material restriction or limitation on the use of automated enforcement or material reduction in its use in the markets we serve, or any similar changes with respect to tolling, could have a material adverse effect on our ability to recoup our investments, and negatively impact our business, financial condition and results of operations. Further, our relationships and commercial account agreements with tolling authorities, issuing authorities, motor vehicle departments and other governmental agencies significantly enhances and enables our service offerings, and changes in those relationship or agreements could significantly adversely impact our business.

We face intense competition and any failure to keep up with technological developments, changing customer preferences and new laws and policies could have a material adverse effect on our business.

The markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology, shifting customer needs and new laws and policies. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

Some of our existing competitors and potential new competitors have longer operating histories, greater name recognition, less debt, more established customer bases and significantly greater financial, technical, research and development, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition, and we may have to reduce our pricing to retain existing business or obtain new business. If we are not able to maintain favorable pricing for our solutions, our profit margin and profitability could suffer. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solution without setup support services or other incentives. Certain existing and new competitors may be better positioned to acquire competitive solutions, develop new solutions, modify existing solutions, effectively negotiate third-party licenses and other strategic relationships, and take advantage of acquisition or other similar expansion opportunities. Any failure to achieve our target pricing levels, maintain existing customer relationships, generate additional customer wins or otherwise successfully compete would have a material adverse effect on our business, financial condition and results of operations.

Our new products and services and changes to existing products and services may not succeed.

Our ability to retain, increase and engage our customer base and to increase our revenue depends, in large part, on our ability to continue to evolve existing solutions and to create successful new solutions. We may introduce significant changes to our existing solutions or acquire or introduce new and unproven products and services, including using technologies or entering markets or industries in which we have little or no experience. For example, as Government Solutions customers increase their requirements related to data security, privacy and IT architecture, we may be unable to develop new solutions to keep up with increasing requirements. The failure of any new or enhanced solution to achieve customer adoption or our failure to otherwise successfully monetize our development efforts could have a material adverse effect on our business, financial condition and results of operations. Further, changes to the hardware solutions we offer to our government customers may require certification by a government agency, and failure to achieve such certification may result in an inability to operate photo enforcement systems in a particular jurisdiction. Any failure to evolve existing solutions or create new successful solutions could have a material adverse effect on our business, financial condition and results of operations.

We regularly pursue contracts and contract renewals, particularly in our Government Solutions and Parking Solutions segments, that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the government contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment for significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities in our Government Solutions, Parking Solutions and EPC businesses are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents several risks, including significant time and effort and the commitment of resources, regardless of whether the job is ultimately won. We may also be unable to meet the requirements of a solicitation or may have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

Our business and results of operations may be adversely affected by COVID-19, including emerging variant strains, and its impact on our customers.

The government and private business actions taken to curtail the spread of COVID-19 continue to have significant negative effects globally. Since the outbreak of COVID-19, logistics, manufacturing, and supply chain have been significantly impacted, resulting in global supply shortages. Our RAC and FMC customers have been, at times, severely impacted by COVID-19 and related “stay-at-home orders” and travel restrictions. The extent to which the COVID-19 pandemic may impact our future operational and financial performance remains uncertain and will depend on many factors outside our control, including the timing, extent, trajectory and duration of the pandemic, the emergence of new variants and the impact on our customers, partners, employees and suppliers.

Any new or additional measures implemented to contain COVID-19 could have a significant negative effect on our business, financial condition, results of operations, cash flows and liquidity position, along with heightening many of the other risks described herein.

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

We have integrated, and may in the future integrate, certain acquired businesses into our existing operations, which requires significant time and exposes us to significant risks and additional costs. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of such acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner.

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

Any integration-related issues could cause significant disruption to our business, divert the attention of management and lead to substantial additional costs and delays. For example, between February 2022 and April 2022, our Audit Committee devoted significant time and resources into an accounting investigation of Redflex Holdings Limited, a recently acquired subsidiary, and we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

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

Personal information is used both as part of our business and in our role as an employer. In addition, as part of our Government Solutions, Commercial Services and Parking Solutions businesses, we process other data which may be considered personal information or sensitive personal information in certain jurisdictions, such as photographs and video recordings. As a result, we are subject to various laws and regulations regarding personal information, privacy and data security, including those promulgated by the United States federal government and its agencies, and state, local and foreign governments, agencies, and public authorities. Our personal information handling also is subject to contractual obligations and industry standards.

Laws, regulations and industry standards relating to privacy are rapidly evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. These laws and regulations may also be subject to new or different interpretations. For example, in June 2018, California enacted the CCPA, which took effect on January 1, 2020. The CCPA creates several new obligations for companies which process personal information. It also gives California residents expanded rights to access, delete and obtain a copy of their personal information; opt out of certain personal information sharing and receive detailed information about how their personal data is processed. The law provides for civil penalties against companies that fail to comply. The California Attorney General’s regulations governing compliance with the CCPA went into effect in August 2020, with additional amendments effective as of March 2021. A violation of these regulations constitutes a violation of the CCPA. A new California privacy law, the California Privacy Rights Act (“CPRA”), creates obligations relating to personal information that began on January 1, 2022, and enforcement beginning July 1, 2023. It substantially amends and amplifies the requirements of the CCPA, as well as creates a new agency responsible for enforcing California’s privacy laws. Unlike the CCPA, the CPRA applies to employee personal information in addition to consumer personal information. In 2021, Virginia, Colorado, Connecticut and Utah also enacted comprehensive state privacy laws, which become operative in 2023. Additionally, dozens of other state legislatures have introduced privacy bills, and Congress is considering several privacy bills at the federal level.

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

The costs are high and deadlines are short for compliance with these privacy-related laws, regulations, contractual requirements and industry standards, each of which may limit our ability to compete for new business, do business with certain government agencies or continue to access certain data and may limit the use or adoption of our smart mobility technology solutions and services, reduce overall demand for our solutions and services, or slow the pace at which we generate revenue. Moreover, if our policies, procedures or measures relating to these issues fail to comply, or regulators assert we have failed to comply, with applicable laws, regulations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties and negative publicity, and our application providers, customers and partners may lose trust in or stop doing business with us entirely. We expect that there will continue to be new proposed laws, regulations and industry standards concerning personal information, privacy and data retention in the United States, the E.U. and other jurisdictions, and we cannot yet determine the impact such future laws, regulations and industry standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for these personnel is intense. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees and subcontractors who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown or other job actions in one or more locations we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our International Operations

Our operations in international markets expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We have subsidiaries in various international markets around the world, including in the United Kingdom, the Netherlands, France, Ireland, Spain, Australia, Canada and Hungary. The success of our business depends, in part, on our ability to successfully manage these foreign operations. Our international operations subject us to risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

•
political, social, and economic instability, including European sovereign debt issues and tightening of government budgets;
•
wars, civil unrest, acts of terrorism and other conflicts;
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

We have limited or no control over these and other factors related to international operations and our strategies to address these risks may not correctly anticipate any problems that arise or be successful in expanding our solutions from the United States into new markets. Any failure to successfully manage these and other similar risks could have a material adverse effect on our business, financial condition and results of operations.

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
•
our ability to obtain and protect intellectual property rights to operate successfully in each territory due to pre-existing third-party intellectual property rights; and
•
an unfamiliar regulatory environment, including different local, provincial and national regulations.

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

We have a substantial amount of debt, including approximately $886 million outstanding under our first lien term loan facility as of December 31, 2022. Additionally, pursuant to an indenture, VM Consolidated, Inc. issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”) due 2029. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. We have the option to increase commitments under our revolving credit agreement by up to $50.0 million, all of which would be secured. We also have the ability to draw an unlimited amount from our first lien term loan facility, subject to the satisfaction of a maximum total net leverage ratio or minimum fixed charge coverage ratio, on a pro forma basis, all of which will be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

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

Risks Related to Our Class A Common Stock, Warrants, Related Party Transactions and Organizational Documents

We are required to pay Lakeside Smart Holdco L.P for a significant portion of the tax benefit relating to pre-Business Combination tax attributes of Verra Mobility.

At the closing of the Business Combination, we entered into the Tax Receivable Agreement with the PE Greenlight Holdings, LLC (the “Platinum Stockholder”) and the stockholder representative (as may be amended from time to time, the “Tax Receivable Agreement”), which was subsequently assigned by the Platinum Stockholder to Lakeside Smart Holdco L.P. (“Lakeside”), as successor in interest to the Platinum Stockholder, on August 3, 2022. The Tax Receivable Agreement provides that we pay Lakeside 50% of the net cash savings, if any, in U.S. federal, state and local income tax that we actually realize (or are deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increase in the tax basis of the intangible assets of Highway Toll Administration, LLC (“HTA”) resulting from the acquisition of HTA by Verra Mobility prior to the Business Combination. We will generally retain the benefit of the remaining 50% of these cash savings.

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

We cannot guarantee that our stock repurchase program will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves. In addition, Congress enacted the Inflation Reduction Act on August 16, 2022, which (among other provisions) provides a 1% excise tax on net stock repurchases. This provision is expected to apply to any stock repurchases initiated after January 1, 2023.

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125 million of our outstanding shares of Class A Common Stock. We subsequently paid $50.0 million in May 2022 to repurchase outstanding shares of our Class A Common Stock through an ASR, and received an initial delivery of 2,739,726 shares. The final settlement occurred in August 2022, at which time we received 445,086 additional shares. In addition, during the second and third quarters, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions. During the third quarter of 2022, we discontinued open market repurchases and our Board of Directors authorized a second ASR for the remaining availability under the share repurchase program. In August 2022, we paid $68.1 million for the second ASR, and received an initial delivery of 3,300,000 shares of our Class A Common Stock. The final settlement of the ASR resulted in the receipt of 943,361 additional shares. In November 2022, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A common stock over an 18-month period in open market transactions, ASRs or privately negotiated transactions. The Company has not yet repurchased shares under this repurchase program.

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

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

Our failure to be current in our SEC filings could pose significant risks to our business, each of which could materially and adversely affect our financial condition and results of operations.

Under the Exchange Act, the Company, as reporting company, is required to provide investors on a regular basis with periodic reports that contain important financial and business information. Examples of these reports include the annually filed Form 10-K and the quarterly filed Form 10-Q. The timely and complete submission of periodic reports provides investors with information to help them make informed investment decisions. Our inability to timely file our periodic reports with the SEC, as occurred with our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, could have an adverse impact on our ability to, among other things, (i) access our credit facilities, (ii) attract and retain key employees, and (iii) raise funds in the public markets, any of which could materially and adversely affect our financial condition and results of operations.

If our Class A Common Stock is delisted from Nasdaq, a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, including for failure to maintain compliance with rules for continued listing on Nasdaq, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. For example, on March 3, 2022, we received a notice from Nasdaq stating that because we had not yet filed our Annual Report on Form 10-K for fiscal year 2021, we were no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC. On March 17, 2022, we submitted to Nasdaq a plan to regain compliance with Nasdaq’s requirements for continued listing and on March 31, 2022, Nasdaq granted us an extension until May 2, 2022, to regain compliance with Nasdaq’s requirements for continued listing. We subsequently regained compliance with Nasdaq listing requirements.

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

General Risk Factors

Uncertainty about current and future economic conditions and other adverse changes in general political conditions.

Adverse macroeconomic conditions, including higher interest rates, inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, high unemployment, currency fluctuations, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, including the COVID-19 pandemic, epidemics, political instability, armed conflicts and wars, including the Russia-Ukraine war, can materially adversely affect demand for our products and services. In addition, consumer spending and activities may be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors, all of which may have a negative affect on our business and results of operations.

Additionally, uncertainty about, or a decline in, global or regional economic conditions may have a significant impact on our suppliers, manufacturers, logistics providers, distributors and other partners. Potential effects on our suppliers and partners include financial instability, inability to obtain credit to finance operations, and insolvency. A downturn in the economic environment can also lead to increased credit and collectability risk on our trade receivables, the failure of derivative counterparties and other financial institutions, limitations on our ability to issue new debt, reduced liquidity, and declines in the fair value of our financial instruments. These and other economic factors can materially adversely affect our business, results of operations, financial condition and stock price.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results.

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management reviews the effectiveness of those controls on a quarterly basis. During fiscal year 2021, we identified material weaknesses in our internal controls over financial reporting related to: (i) the monitoring and control activities over the acquisition of Redflex Holdings Pty Ltd. due to the lack of sufficient qualified accounting resources to timely identify and assess accounting implications of revenue arrangements assumed as part of the acquisition and to provide adequate controls over the completeness and accuracy of inputs used in accounting for the business combination; and (ii) the design and maintenance of certain revenue and reporting controls related to a third-party application utilized in performing certain control activities and used in the preparation of our consolidated financial statements. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Recent years have seen a substantial increase in the number of new laws and regulations and the rate of change and enforcement of many of these types of laws and regulations. We cannot predict the nature, scope or impact of future laws, regulatory requirements or similar standards may have on our business, whether implemented through changes to existing laws or the way they are administered or interpreted, or through entirely new regulations. Future laws, regulations, and standards or any changed interpretation or administration of existing laws or regulations could limit the continued use or adoption of one or more of our solutions, require us to incur additional costs, impact our ability to develop and market new solutions or impact our ability to retain existing business and secure new business. We may not be able to respond in a reasonable or cost-effective manner, or at all. Even if we make what we believe are appropriate changes, there is no certainty those actions will comply.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease all of the properties used in our business, including 108,956 square feet of office space for our corporate headquarters in Mesa, Arizona. In addition to the corporate headquarters, we lease office space in various locations for corporate and administrative purposes and multiple small warehouse locations. We do not consider any of these properties to be material to our overall business.

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

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Antitrust Act of 1914 (the “Clayton Act”), and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Discovery is underway and trial has been set for November 2023. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation.

Item 4. Mine Safety Disclosures

Not applicable.

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

The following table sets forth the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq for the two most recent fiscal years:

	Fiscal Year 2022		Fiscal Year 2021
	High	Low	High	Low
First Quarter	$18.13	$14.10	$15.38	$12.54
Second Quarter	$16.73	$12.70	$15.94	$13.38
Third Quarter	$17.31	$14.92	$17.50	$14.26
Fourth Quarter	$17.60	$12.76	$17.01	$13.47

Holders of Record

As of December 31, 2022, we had six holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

As of December 31, 2022, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 Private Placement Warrants; and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 annual meeting of stockholders.

Stock Performance Graph

Comparison of Cumulative Total Return
$200
$180
$160
$140
$120
$100
$80
10/18/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Verra Mobility Corporation
S&P 500 Index
S&P Composite 1500 Data Processing & Outsourced Services Index
Russell 2000 Index

The graph above compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index, the S&P Composite 1500 Data Processing & Outsourced Services Index and the Russell 2000 Index. The period shown commences on October 18, 2018 and ends on December 31, 2022, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on October 18, 2018. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding shares of Class A common stock over a 12-month period in open market, accelerated share repurchase (“ASR”) or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

We subsequently paid $50.0 million in May 2022 to repurchase outstanding shares of our Class A Common Stock through an ASR, and received an initial delivery of 2,739,726 shares. The final settlement occurred in August 2022, at which time we received 445,086 additional shares. In addition, during the second and third quarters, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions. Our Board of Directors authorized a second ASR during the third quarter of 2022 for the remaining availability under the share repurchase program and we paid $68.1 million in August 2022 and received an initial delivery of 3,300,000 shares of our Class A Common Stock. The final settlement occurred in November 2022, at which time we received 943,361 additional shares.

In November 2022, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A common stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act. The Company has not yet repurchased shares under this repurchase program.

The following details the purchases of the Company's Class A Common Stock during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs
As of October 1, 2022	—	$—	—	$—
Share repurchases	—	$—	—	$—
As of October 31, 2022	—	$—	—	$—
Share repurchases (1)	943,361	$16.27	943,361	$—
As of November 30, 2022	943,361	$—	943,361	$100,000,000
Share repurchases	—	$—	—	$—
As of December 31, 2022	943,361	$—	943,361	$100,000,000

(1) This relates to the final share settlement of the second ASR on November 4, 2022.

Earn-Out Agreement

Under the Merger Agreement, the Platinum Stockholder is entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeds certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”). The expiration of the five-year period is October 17, 2023.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of December 31, 2022. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2022, the potential future shares issuable pursuant to the earn-out are between zero and 5.0 million.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report.

Business Overview

We are a leading provider of smart mobility technology solutions throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including fleet owners such as RACs and FMCs, governments, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities.

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically and expand offerings into adjacent markets through innovation or acquisition. During the periods presented, we:

•
Increased total revenue by $191.0 million, or 35%, from $550.6 million in fiscal year 2021 to $741.6 million in fiscal year 2022. Redflex and T2 Systems contributed $113.9 million to revenue growth, and the remaining increase was mainly due to service revenue resulting from increased travel volume and tolling activity in 2022 in the Commercial Services segment and expansion of speed programs in the Government Solutions segment; and

•
Generated cash flows from operating activities of $218.3 million, $193.2 million, and $46.9 million for fiscal years 2022, 2021 and 2020, respectively. Our cash on hand was $105.2 million as of December 31, 2022.

•
Authorized two share repurchase programs, together totaling $225.0 million, during fiscal year 2022. We used existing cash on hand of $125.0 million to repurchase shares under the first repurchase program and have not yet repurchased shares under the second repurchase program.

•
Entered into an interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR portion of the variable interest rate on our 2021 Term Loan.

Significant Events Impacting Our Business

Share Repurchase and Retirement

On May 7, 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding Class A Common Stock over the next 12 months from time to time in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

On May 12, 2022, we paid $50.0 million for an ASR, and received an initial delivery of 2,739,726 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on August 3, 2022, at which time, we received 445,086 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In addition, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions during the year ended December 31, 2022. Our Board of Directors authorized a second ASR during the third quarter of 2022 for the remaining availability under the share repurchase program. On August 19, 2022, we paid $68.1 million for this second ASR and received an initial delivery of 3,300,000 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on November 4, 2022, at which time, we received 943,361 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. We used existing cash on hand and paid a total of $125.0 million for shares repurchases and $0.1 million for direct costs during the year ended December 31, 2022.

In November 2022, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act. The Company has not yet repurchased shares under this repurchase program.

Interest Rate Swap Agreement

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675 million. We have the option to terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. Any changes in the fair value of the derivative instrument (including accrued interest) are recorded in the consolidated statements of operations within the gain on interest rate swap line item, and we recorded a $1.0 million gain for the year ended December 31, 2022. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information on the interest rate swap.

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

During the third quarter of 2022, we changed our measure of segment profit to include (gain) loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income, net line items. The comparable periods have been recast to conform to the revised presentation, although the impact of this revision to previously reported segment profit was not material. See Note 18, Segment Reporting.

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

Costs and Expenses

Cost of Service Revenue. Cost of service revenue consists of recurring service costs, collection and other third-party costs in our segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire and install photo enforcement equipment purchased by Government Solutions customers and costs to develop and install hardware sold to Parking Solutions customers.

Operating Expenses. Operating expenses primarily include payroll and payroll-related costs (including stock-based compensation), subcontractor costs, payment processing and other operational costs, including print, postage and communication costs.

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

Gain on Interest Rate Swap. Gain on interest rate swap relates to the gain associated with the derivative instrument re-measured to fair value at the end of each reporting period.

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

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue	$695,218	$492,846	93.7%	89.5%	$202,372	41.1%
Product sales	46,380	57,744	6.3%	10.5%	(11,364)	(19.7)%
Total revenue	741,598	550,590	100.0%	100.0%	191,008	34.7%
Cost of service revenue	16,330	5,337	2.2%	1.0%	10,993	206.0%
Cost of product sales	30,932	29,809	4.2%	5.4%	1,123	3.8%
Operating expenses	226,324	163,370	30.5%	29.7%	62,954	38.5%
Selling, general and administrative expenses	163,133	123,407	22.0%	22.4%	39,726	32.2%
Depreciation, amortization and (gain) loss on disposal of assets, net	140,174	116,801	18.9%	21.2%	23,373	20.0%
Total costs and expenses	576,893	438,724	77.8%	79.7%	138,169	31.5%
Income from operations	164,705	111,866	22.2%	20.3%	52,839	47.2%
Interest expense, net	69,372	44,942	9.4%	8.1%	24,430	54.4%
Change in fair value of private placement warrants	(14,400)	7,600	(2.0)%	1.4%	(22,000)	(289.5)%
Tax receivable agreement liability adjustment	(720)	(1,016)	(0.1)%	(0.2)%	296	(29.1)%
Gain on interest rate swap	(996)	—	(0.1)%	—	(996)	n/a
(Gain) loss on extinguishment of debt	(3,005)	5,334	(0.4)%	1.0%	(8,339)	(156.3)%
Other income, net	(12,654)	(12,895)	(1.7)%	(2.3)%	241	(1.9)%
Total other expenses	37,597	43,965	5.1%	8.0%	(6,368)	(14.5)%
Income before income taxes	127,108	67,901	17.1%	12.3%	59,207	87.2%
Income tax provision	34,633	26,452	4.6%	4.8%	8,181	30.9%
Net income	$92,475	$41,449	12.5%	7.5%	$51,026	123.1%

Service Revenue. Service revenue increased by $202.4 million, or 41.1%, to $695.2 million for fiscal year 2022 from $492.8 million in fiscal year 2021, representing 93.7% and 89.5% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Service revenue
Commercial Services	$325,971	$260,899	44.0%	47.4%	$65,072	24.9%
Government Solutions	307,639	227,992	41.4%	41.4%	79,647	34.9%
Parking Solutions	61,608	3,955	8.3%	0.7%	57,653	1457.7%
Total service revenue	$695,218	$492,846	93.7%	89.5%	$202,372	41.1%

Commercial Services service revenue includes mainly toll and violation management revenues from RACs and FMCs. Commercial Services service revenue increased by $65.1 million, or 24.9%, from $260.9 million in fiscal year

2021 to $326.0 million in fiscal year 2022. This increase was primarily due to the increase in travel volume in 2022 compared to 2021 which was negatively impacted by the COVID-19 pandemic, especially in the first three months of 2021. The volume of tolls incurred by RAC vehicles increased along with a shift towards an all-inclusive fee structure from an incidental or daily usage rate and higher pricing for certain products contributed to a $45.4 million increase, and the tolling related revenue generated by our FMC customers contributed to a $11.8 million increase during the year ended December 31, 2022 compared to the same period in 2021.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue was $307.6 million and $228.0 million for the years ended December 31, 2022, and 2021, respectively, and it increased by $79.6 million. Redflex operations contributed $37.4 million to our growth year-over-year. Organic growth excluding Redflex was $42.2 million, which was primarily driven by the expansion of school zone speed programs, and speed is the largest product in this segment. We added 752 speed cameras in 2021, excluding Redflex, which provided for service revenue growth in 2022, and added 632 speed cameras in 2022 which provided growth in the current period and will continue to provide growth for 2023 and beyond. The remaining growth is attributable to other expansions and improvement in variable rate programs that recovered from COVID-19 to more normalized volumes.

Parking Solutions service revenue increased to $61.6 million in fiscal year 2022 compared to $4.0 million in 2021 due to only 23 days of activity being included in fiscal year 2021 since the date of acquisition.

Product Sales. Product sales decreased $11.4 million year over year and were $46.4 million and $57.7 million for fiscal years 2022 and 2021, respectively. The product sales for the Government Solutions business decreased by $26.1 million largely from a single customer whose buying patterns varied from period to period. This decrease was offset by a $14.8 million growth generated from T2 Systems' product sales year over year.

Cost of Service Revenue. Cost of service revenue increased from $5.3 million for fiscal year 2021 to $16.3 million for fiscal year 2022. The $11.0 million increase was mainly attributable to the inclusion of costs in the Parking Solutions segment for the full year compared to only 23 days in the prior year. The costs in this line item will be higher in future periods due to higher recurring service costs for the Parking Solutions business.

Cost of Product Sales. Cost of product sales increased slightly year over year and was $30.9 million and $29.8 million for the fiscal years 2022 and 2021, respectively. This was mainly due to increased costs from the inclusion of T2 Systems for the full year compared to only 23 days in the prior year, offset by the reduced costs resulting from the decrease in product sales to Government Solutions customers.

Operating Expenses. Operating expenses increased by $63.0 million, or 38.5%, from $163.4 million for fiscal year 2021 to $226.3 million in fiscal year 2022. This was primarily due to an aggregate $56.0 million increase in costs in the Government Solutions and Parking Solutions segments resulting from increased wages expense, subcontractor expenses, recurring services and information technology costs from the inclusion of Redflex for the full fiscal year in 2022 compared to approximately two hundred days in 2021 and T2 Systems' operations for the full fiscal year in 2022 compared to only 23 days in the prior year. Operating expenses as a percentage of total revenue increased from 29.7% to 30.5% in fiscal years 2021 and 2022, respectively. The following table presents operating expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Operating expenses
Commercial Services	$72,328	$65,718	9.8%	12.0%	$6,610	10.1%
Government Solutions	139,961	96,284	18.9%	17.5%	43,677	45.4%
Parking Solutions	12,905	553	1.7%	0.1%	12,352	2233.6%
Total operating expenses before stock-based compensation	225,194	162,555	30.4%	29.6%	62,639	38.5%
Stock-based compensation	1,130	815	0.1%	0.1%	315	38.7%
Total operating expenses	$226,324	$163,370	30.5%	29.7%	$62,954	38.5%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $39.7 million to $163.1 million for fiscal year 2022 compared to $123.4 million for fiscal year 2021. The increase is primarily due to an aggregate $35.9 million increase due to the inclusion of Redflex for the full fiscal year in 2022 as compared to approximately two hundred days in the prior year and T2 Systems' operations included for the full fiscal year in 2022 compared to only 23 days in the prior year. In addition, we had an increase of $13.7 million in the Commercial Services segment from increased wages expense, professional services and credit loss expenses year over year, and a $2.6 million increase in total stock-based compensation expense compared to the prior year. These increases were partially offset by a $12.5 million decrease in certain transaction and transformation costs compared to 2021. Selling, general and administrative expenses as a percentage of total revenue decreased slightly from 22.4% to 22.0% in fiscal years 2021 and 2022, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2022 vs 2021
($ in thousands)	2022	2021	2022	2021	$	%
Selling, general and administrative expenses
Commercial Services	$56,105	$42,386	7.5%	7.7%	$13,719	32.4%
Government Solutions	61,235	51,052	8.3%	9.3%	10,183	19.9%
Parking Solutions	27,104	1,361	3.7%	0.2%	25,743	1891.5%
Corporate and other	3,156	15,639	0.4%	2.8%	(12,483)	(79.8)%
Total selling, general and administrative expenses before stock-based compensation	147,600	110,438	19.9%	20.0%	37,162	33.6%
Stock-based compensation	15,533	12,969	2.1%	2.4%	2,564	19.8%
Total selling, general and administrative expenses	$163,133	$123,407	22.0%	22.4%	$39,726	32.2%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $23.4 million to $140.2 million for 2022 from $116.8 million for 2021. This was mainly due to increased amortization and depreciation expense from the inclusion of T2 Systems' operations for the full fiscal year in 2022 compared to only 23 days in the prior year and Redflex for the full fiscal year in 2022 as compared to approximately two hundred days in the prior year.

Interest Expense, Net. Interest expense, net increased by approximately $24.4 million from $44.9 million in fiscal year 2021 to $69.3 million in fiscal year 2022. This increase is due to higher outstanding debt in 2022 which included the $250 million of incremental term loan borrowing, and higher interest rates on our variable debt for six months of fiscal year 2022. See “Liquidity and Capital Resources” below.

Change in Fair Value of Private Placement Warrants. We recorded a $14.4 million gain and a $7.6 million loss in fiscal years 2022 and 2021, respectively, related to the changes in fair value of our Private Placement Warrants which are accounted for as liabilities on our consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period.

Tax Receivable Agreement Liability Adjustment. We recorded $0.7 million and $1.0 of tax benefits in fiscal years 2022 and 2021, respectively, as a result of lower estimated state tax rates due to changes in apportionment.

Gain on Interest Rate Swap. We recorded a $1.0 million gain related to the interest rate swap associated with mark-to-market adjustments from re-measuring to fair value at the end of the reporting period.

(Gain) Loss on Extinguishment of Debt. We recorded a $3.0 million gain on extinguishment of debt during the year ended December 31, 2022 related to the forgiveness of the PPP loan, which is further discussed below. Loss on extinguishment of debt was $5.3 million for the year ended December 31, 2021 consisting of a $4.0 million write-off of pre-existing deferred financing costs and discounts and $1.3 million of lender and third-party costs associated with the issuance of the 2021 Term Loan, as discussed and defined below.

Other Income, Net. Other income, net was $12.7 million in fiscal year 2022 compared to $12.9 million in fiscal year 2021. The slight decrease was primarily due to income resulting from volume rebates earned from total spend on purchasing cards from increased tolling activity, especially in the RAC industry, offset by a $1.3 million impairment related to an equity investment and the remaining due to other non-operating expenses incurred in 2022.

Income Tax Provision. Income tax provision was $34.6 million representing an effective tax rate of 27.2% for fiscal year 2022 compared to $26.5 million, representing an effective tax rate of 39.0% for fiscal year 2021. The Company’s effective tax rate for 2022 was lower compared to 2021 primarily due to an increase in pre-tax income in 2022 combined with the permanent differences related to the mark-to-market adjustment on the private placement warrants and the adjustments to the carrying value of the Company’s tax receivable agreement liability.

Net Income. We had net income of $92.5 million for fiscal year 2022 compared to a net income of $41.4 million for 2021. The $51.0 million increase in net income was primarily due to the increase in service revenue and the other statement of operations activity discussed above.

Fiscal Year 2021 Compared to Fiscal Year 2020

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Service revenue	$492,846	$336,274	89.5%	85.4%	$156,572	46.6%
Product sales	57,744	57,319	10.5%	14.6%	425	0.7%
Total revenue	550,590	393,593	100.0%	100.0%	156,997	39.9%
Cost of service revenue	5,337	3,967	1.0%	1.0%	1,370	34.5%
Cost of product sales	29,809	29,573	5.4%	7.5%	236	0.8%
Operating expenses	163,370	115,729	29.7%	29.4%	47,641	41.2%
Selling, general and administrative expenses	123,407	89,664	22.4%	22.8%	33,743	37.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	116,801	116,844	21.2%	29.7%	(43)	(0.0)%
Total costs and expenses	438,724	355,777	79.7%	90.4%	82,947	23.3%
Income from operations	111,866	37,816	20.3%	9.6%	74,050	195.8%
Interest expense, net	44,942	40,865	8.1%	10.4%	4,077	10.0%
Change in fair value of private placement warrants	7,600	1,133	1.4%	0.3%	6,467	570.8%
Tax receivable agreement liability adjustment	(1,016)	6,850	(0.2)%	1.7%	(7,866)	(114.8)%
Loss on extinguishment of debt	5,334	—	1.0%	—	5,334	n/a
Other income, net	(12,895)	(11,885)	(2.3)%	(3.0)%	(1,010)	8.5%
Total other expenses	43,965	36,963	8.0%	9.4%	7,002	18.9%
Income before income taxes	67,901	853	12.3%	0.2%	67,048	7860.3%
Income tax provision	26,452	5,431	4.8%	1.4%	21,021	387.1%
Net income (loss)	$41,449	$(4,578)	7.5%	(1.2)%	$46,027	1005.4%

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

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue was $228.0 million and $155.4 million for the years ended December 31, 2021, and 2020, respectively, and it increased by $72.6 million. The acquisition of Redflex on June 17, 2021 contributed $33.0 million to our year-over-year growth. Organic growth excluding Redflex was $39.6 million which was primarily driven by the expansion of school zone speed programs. Speed is our largest product in this segment and grew $33.5 million in 2021 excluding Redflex. We added 805 speed cameras in 2020 which provided year-over-year growth in 2021 and 752 speed cameras in 2021 which provided growth in the 2021 and will continue to provide growth into 2022. The remaining growth can be attributable to improvement in variable rate programs that returned to more normalized volume as COVID-19 restrictions lifted throughout 2021.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $33.7 million to $123.4 million for fiscal year 2021 compared to $89.7 million for fiscal year 2020. The increase was primarily due to $12.4 million in transaction costs incurred related to the Redflex and T2 systems acquisitions, increased wages expense due to the reinstatement of employee bonus accrual in 2021, and increased wages, rent, information technology and other professional expenses from the inclusion of Redflex operations for approximately 200 days in 2021 with no comparable amounts in prior year. These increases were partially offset by a $4.9 million reduction to the credit loss expense resulting from changes in loss rate estimates based on improved economic conditions. Selling, general and administrative expenses as a percentage of total revenue decreased from 22.8% to 22.4% in fiscal years 2020 and 2021, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2021 vs 2020
($ in thousands)	2021	2020	2021	2020	$	%
Selling, general and administrative expenses
Commercial Services	$42,386	$40,462	7.7%	10.3%	$1,924	4.8%
Government Solutions	51,052	34,465	9.3%	8.8%	16,587	48.1%
Parking Solutions	1,361	—	0.2%	—	1,361	n/a
Corporate and other	15,639	2,985	2.8%	0.7%	12,654	423.9%
Total selling, general and administrative expenses before stock-based compensation	110,438	77,912	20.0%	19.8%	32,526	41.7%
Stock-based compensation	12,969	11,752	2.4%	3.0%	1,217	10.4%
Total selling, general and administrative expenses	$123,407	$89,664	22.4%	22.8%	$33,743	37.6%

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

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million tax benefit in fiscal year 2021 and a $6.8 million tax expense in fiscal year 2020. The liability adjustment in 2021 was a result of lower estimated state tax rates due to changes in apportionment, whereas in 2020 it was a result of higher state tax rates due to changes in apportionment.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2022, we had $74.8 million available for borrowing, net of letters of credit, under our Revolver.

Share Repurchases

In May 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of our outstanding shares of Class A Common Stock over a 12-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations.

We subsequently paid $50.0 million in May 2022 to repurchase outstanding shares of our Class A Common Stock through an ASR, and received an initial delivery of 2,739,726 shares. The final settlement occurred in August 2022, at which time we received 445,086 additional shares. In addition, during the second and third quarters, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions. Our Board of Directors authorized a second ASR during the third quarter of 2022 for the remaining availability under the share repurchase program and we paid $68.1 million in August 2022 and received an initial delivery of 3,300,000 shares of our Class A Common Stock. The final settlement occurred in November 2022, at which time we received 943,361 additional shares.

In November 2022, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations. The Company has not yet repurchased shares under this repurchase program.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 22% and 39% of total accounts receivable, net as of December 31, 2022 and 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Net cash provided by operating activities	$218,337	$193,171	$46,909
Net cash used in investing activities	(48,592)	(475,970)	(24,153)
Net cash (used in) provided by financing activities	(164,932)	268,722	(34,004)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $25.2 million, from $193.2 million in 2021 to $218.3 million in 2022. Net income increased $51.0 million from $41.4 million in 2021 compared to $92.5 million in 2022. The adjustments to net income included decreases of $37.1 million for the changes in the fair value of private placement warrants, (gain) loss on extinguishment of debt and changes in deferred income taxes year over year, partially offset by increases of $29.7 million from depreciation and amortization, credit loss expense, and stock-based compensation expense year over year. The aggregate changes in operating assets and liabilities decreased by $20.8 million in 2022 primarily due to increased accounts receivable balances mainly in the Commercial Services business.

Cash provided by operating activities in 2021 increased by $146.3 million, from $46.9 million in 2020 to $193.2 million in 2021. Net income increased $46.0 million from a $4.6 million loss in 2020 compared to $41.4 million income in 2021. The adjustments to net income (loss) included increases of $6.5 million for the changes in the fair value of private placement warrants year over year and $5.3 million loss on extinguishment of debt, partially offset by decreases from lower credit loss expense, changes in deferred income taxes and the tax receivable agreement liability adjustments year over year. Changes in operating assets and liabilities were mainly driven by a significant reduction in the accounts receivable balance from $182 million in payments received from NYCDOT in 2021, and increases in accounts payable and accrued liabilities resulting from increases in accrued interest at the end of 2021, reinstatement of the bonus accrual in 2021 and increased liabilities related to Redflex which were not in the comparable prior period.

Cash Flows from Investing Activities

Cash used in investing activities in 2022 and in 2020 was primarily related to purchases of installation and service parts and property and equipment. Cash used in investing activities in 2021 was mainly related to acquisitions of Redflex, T2 Systems and NuPark. We acquired one hundred percent of the outstanding equity of Redflex on June 17, 2021 at A$0.96 per share for total consideration of A$152.5 million, or approximately US$117.9 million. On December 7, 2021, we acquired all of the outstanding shares of T2 Systems for $353.2 million, net of $14.1 million of cash acquired. On December 13, 2021, we acquired NuPark for $7.0 million, which included approximately $5.0 million of cash paid.

Cash Flows from Financing Activities

Cash used in financing activities was $164.9 million in 2022 mainly due to the repurchases of approximately 7.9 million shares of the Company's Class A Common Stock for $125.1 million in the second and third quarters of

2022 as discussed further in Note 13, Stockholders' Equity, the repayment of $25.0 million of borrowing on the Revolver (defined below) in January 2022 and the quarterly principal payments on the 2021 Term Loan.

Cash provided by financing activities was $268.7 million in 2021. We had aggregate borrowings of $1.3 billion during 2021 consisting of the 2021 Term Loan (which included $250 million incremental borrowing), Senior Notes and the Revolver and repayments of $884.5 million on outstanding debt related to the 2018 and 2021 Term Loans, and debt assumed as part of the Redflex and T2 acquisitions that was subsequently paid. The 2018 Term Loan had been fully repaid in March 2021. The aggregate borrowings net of the repayments along with existing cash on hand were used to fund the close of the Redflex and T2 systems acquisitions in June 2021 and December 2021, respectively, and the share repurchase and retirement for $100 million in August 2021.

The cash used in financing activities in 2020 of $34.0 million was primarily due to the $19.7 million mandatory prepayment of excess cash flows made pursuant to the terms of the 2018 Term Loan and the quarterly principal payments on the 2018 Term Loan.

Long-term Debt

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated, Inc., the Company’s wholly owned subsidiary (“VM Consolidated”), entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650.0 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250.0 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, the Company had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

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

On December 7, 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repayment in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $886.1 million at December 31, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of December 31, 2022, the interest rate on the 2021 Term Loan was 7.6%.

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

The Company will make a $12.9 million mandatory prepayment of excess cash flows during the first quarter of fiscal year 2023, which was classified as current portion of long-term debt in the consolidated balance sheet at December 31, 2022. We did not have a mandatory prepayment of excess cash flow for the fiscal year ended December 31, 2021.

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

PPP Loan

During fiscal year 2020, Redflex received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, Redflex applied for forgiveness of this loan, and on September 23, 2022, the Company was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, the Company recognized a $3.0 million gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2022.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At December 31, 2022, the availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of December 31, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At December 31, 2022, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $69.4 million, $44.9 million and $40.9 million for the fiscal years ended December 31, 2022, 2021 and 2020 respectively.

See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data for additional information on the interest rate swap entered into in December 2022 to hedge our exposure against rising interest rates.

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

Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements.

Revenue Recognition

Judgment is required for the estimation of the standalone selling price ("SSP") and the allocation of the transaction price by relative SSPs. Within our Government Solutions and Parking Solutions operating segments, some customer arrangements include multiple performance obligations. Government Solutions’ customer arrangements containing multiple performance obligations typically include the sale and installation of photo-enforcement cameras and the performance of maintenance services on such cameras over a contractual term. Parking Solutions’ customer arrangements containing multiple performance obligations typically include the sale and installation of parking access hardware systems, the licensing of SaaS products and/or the performance of maintenance services over a contractual term. In most instances, we have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer, and our promise to transfer the service is separately identifiable from other promises in the contract. For arrangements that contain multiple performance obligations, we exercise judgement in allocating the transaction price based on the relative SSP method by comparing the SSP of each distinct performance obligation to the total value of the contract. We determine the SSP based on our historical pricing and discounting practices for the distinct performance obligation when sold separately. If the SSP is not directly observable, we estimate the SSP by considering information such as market conditions and information about the customer.

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

The process of evaluating goodwill requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit. If necessary, we determine fair values of our reporting units based on an income approach or more specifically, a discounted cash flow method (“DCF Method”). The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values. Terminal value represents the present value an investor would pay on the valuation date for the rights to the cash flows of the business for the years subsequent to the discrete cash flow projection period. We consider the DCF Method to be the most appropriate valuation technique since it is based on our long-term financial projections. In addition to determining the fair value of our reporting units based on the DCF method, we also compare the aggregate values of our net corporate assets and the reporting unit fair values to our overall market capitalization and use certain market-based valuation techniques to assess the reasonableness of the reporting unit fair values determined in accordance with the DCF Method. The key inputs used in the DCF Method include revenue growth rates, gross margin percentage, selling, general and administrative expense percentage, terminal growth rates and discount rates that are at or above our weighted-average cost of capital. We apply discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows.

In connection with our 2022 assessment of goodwill impairment, we qualitatively concluded that our Commercial Services and Government Solutions North America reporting units did not have indicators of impairment. We did however perform quantitative impairment reviews on our Parking Solutions and Government Solutions International reporting units, both of which were acquired in 2021. The fair values of these reporting units were determined in accordance with the DCF Method described above using currently available financial forecasts. Based on the results of our quantitative review, we concluded no adjustment to goodwill was necessary because the estimated fair values exceeded their reporting unit carrying values and the fair values were consistent with the operating values estimated in 2021 as part of the respective purchase price allocations. Moreover, we utilized earnings multiples to estimate the fair values of our Commercial Services and Government Solutions reporting units and corroborated the reasonableness of the reporting unit fair values by reconciling to the Company’s market capitalization as of October 1, 2022. Our qualitative analyses performed as of October 1 for fiscal years 2021 and 2020 did not have indicators of impairment.

We review our long-lived assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. Our estimates of cash flows are subjective judgments based on past experiences adjusted for trends and future expectations, and can be significantly impacted by changes in our business or economic conditions. The determination of asset group' fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses. If our estimates or underlying assumptions change in the future, our operating results may be materially impacted. We did not have any indicators of impairment related to long-lived assets for the years ended December 31, 2021 or 2020. We recorded $0.7 million of impairment related to certain photo enforcement programs that ended during the year ended December 31, 2022 within the depreciation, amortization and (gain) loss on disposal of assets, net line item on the consolidated statements of operations.

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

Private Placement Warrant Liabilities

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. Our Public Warrants meet the criteria for equity classification and accordingly, are reported as a component of shareholders’ equity while our Private Placement Warrants do not meet the criteria for equity classification and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model, which is a Level 3 fair value measurement exposed to valuation risk. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase to the volatility input at December 31, 2022 would increase the estimated fair value of $3.61 by $0.19 per unit. A 5% decrease to the volatility input at December 31, 2022 would decrease the estimated fair value by $0.18 per unit.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate market risk due to the variable interest rate on the 2021 Term Loan described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $886.1 million at December 31, 2022. The 2021 Term Loan presently bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. At December 31, 2022, the interest rate on the 2021 Term Loan was 7.6%. Based on the December 31, 2022 balance outstanding, each 1% movement in interest rates will result in an approximately $8.9 million change in annual interest expense.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675 million. We have the option to terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a $1.0 million gain on interest rate swap for the year ended December 31, 2022. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data for additional information on the interest rate swap.

VERRA MOBILITY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Commercial Services Revenue

Description of the Matter

As described in Notes 2 and 18 to the consolidated financial statements, the Company generated commercial services revenue of $326.0 million for the year ended December 31, 2022.

The Company’s commercial services revenue recognition process involves several applications and data sources needed for the initiation, processing, and recording of transactions from the Company’s various commercial services revenue sources, as well as the calculation of commercial services revenue in accordance with the Company’s accounting policy. Auditing the Company's accounting for commercial services revenue from contracts with customers was challenging and complex primarily due to the high volume of transactions, as well as the multiple applications and data sources associated with the commercial services revenue recognition process.

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

March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited Verra Mobility Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Verra Mobility Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Phoenix, Arizona

March 1, 2023

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$105,204	$101,283
Restricted cash	3,911	3,149
Accounts receivable (net of allowance for credit losses of $15.9 million and $12.1 million at December 31, 2022 and 2021, respectively)	163,786	160,979
Unbilled receivables	30,782	29,109
Inventory	19,307	12,093
Prepaid expenses and other current assets	39,604	41,456
Total current assets	362,594	348,069
Installation and service parts, net	22,923	13,332
Property and equipment, net	109,775	96,066
Operating lease assets	37,593	38,862
Intangible assets, net	377,420	487,299
Goodwill	833,480	838,867
Other non-current assets	12,484	14,561
Total assets	$1,756,269	$1,837,056
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$79,869	$67,556
Deferred revenue	31,164	27,141
Accrued liabilities	48,847	38,435
Tax receivable agreement liability, current portion	4,994	5,107
Current portion of long-term debt	21,935	36,952
Total current liabilities	186,809	175,191
Long-term debt, net of current portion	1,190,045	1,206,802
Operating lease liabilities, net of current portion	33,362	34,984
Tax receivable agreement liability, net of current portion	50,900	56,615
Private placement warrant liabilities	24,066	38,466
Asset retirement obligations	12,993	11,824
Deferred tax liabilities, net	21,149	47,524
Other long-term liabilities	5,875	5,686
Total liabilities	1,525,199	1,577,092
Commitments and contingencies (Note 17)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 148,962 and 156,079 shares issued and outstanding at December 31, 2022 and 2021, respectively	15	16
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	305,423	309,883
Accumulated deficit	(98,078)	(81,416)
Accumulated other comprehensive loss	(12,865)	(5,094)
Total stockholders' equity	231,070	259,964
Total liabilities and stockholders' equity	$1,756,269	$1,837,056

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Service revenue	$695,218	$492,846	$336,274
Product sales	46,380	57,744	57,319
Total revenue	741,598	550,590	393,593
Cost of service revenue	16,330	5,337	3,967
Cost of product sales	30,932	29,809	29,573
Operating expenses	226,324	163,370	115,729
Selling, general and administrative expenses	163,133	123,407	89,664
Depreciation, amortization and (gain) loss on disposal of assets, net	140,174	116,801	116,844
Total costs and expenses	576,893	438,724	355,777
Income from operations	164,705	111,866	37,816
Interest expense, net	69,372	44,942	40,865
Change in fair value of private placement warrants	(14,400)	7,600	1,133
Tax receivable agreement liability adjustment	(720)	(1,016)	6,850
Gain on interest rate swap	(996)	—	—
(Gain) loss on extinguishment of debt	(3,005)	5,334	—
Other income, net	(12,654)	(12,895)	(11,885)
Total other expenses	37,597	43,965	36,963
Income before income taxes	127,108	67,901	853
Income tax provision	34,633	26,452	5,431
Net income (loss)	$92,475	$41,449	$(4,578)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(7,771)	(5,305)	2,788
Total comprehensive income (loss)	$84,704	$36,144	$(1,790)
Net income (loss) per share:
Basic	$0.61	$0.26	$(0.03)
Diluted	$0.50	$0.25	$(0.03)
Weighted average shares outstanding:
Basic	152,848	159,983	161,632
Diluted	159,026	163,778	161,632

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	(Loss) Income	Equity
Balance as of December 31, 2019	159,150	$16	$54,862	$346,891	$(89,578)	$(2,577)	$309,614
Net loss	—	—	—	—	(4,578)	—	(4,578)
Cumulative effect of adoption of the credit loss accounting standard, net of tax	—	—	—	—	(694)	—	(694)
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Vesting of restricted stock units ("RSUs")	619	—	—	—	—	—	—
Payment of employee tax withholding related to RSUs vesting	—	—	—	(4,147)	—	—	(4,147)
Stock-based compensation	—	—	—	12,589	—	—	12,589
Other comprehensive income, net of tax	—	—	—	—	—	2,788	2,788
Balance as of December 31, 2020	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net income	—	—	—	—	41,449	—	41,449
Share repurchases and retirement	(6,849)	—	—	(71,985)	(28,015)	—	(100,000)
Vesting of RSUs	647	—	—	—	—	—	—
Exercise of stock options	12	—	—	155	—	—	155
Payment of employee tax withholding related to RSUs vesting	—	—	—	(5,691)	—	—	(5,691)
Stock-based compensation	—	—	—	13,784	—	—	13,784
Other comprehensive loss, net of tax	—	—	—	—	—	(5,305)	(5,305)
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	92,475	—	92,475
Share repurchases and retirement	(7,874)	(1)	—	(15,933)	(109,137)	—	(125,071)
Vesting of RSUs	654	—	—	—	—	—	—
Exercise of stock options	103	—	—	1,334	—	—	1,334
Payment of employee tax withholding related to RSUs vesting	—	—	—	(6,524)	—	—	(6,524)
Stock-based compensation	—	—	—	16,663	—	—	16,663
Other comprehensive loss, net of tax	—	—	—	—	—	(7,771)	(7,771)
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$92,475	$41,449	$(4,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	138,684	116,753	116,570
Amortization of deferred financing costs and discounts	5,472	5,170	5,437
Change in fair value of private placement warrants	(14,400)	7,600	1,133
Tax receivable agreement liability adjustment	(720)	(1,016)	6,850
Gain on interest rate swap	(996)	—	—
(Gain) loss on extinguishment of debt	(3,005)	5,334	—
Credit loss expense	14,481	9,588	14,391
Deferred income taxes	(17,355)	(10,640)	(4,746)
Stock-based compensation	16,663	13,784	12,589
Impairment on a privately-held equity investment	1,340	—	—
Other	1,654	308	1,210
Changes in operating assets and liabilities:
Accounts receivable	(17,685)	14,946	(90,592)
Unbilled receivables	(1,936)	(7,753)	5,964
Inventory	(10,310)	2,798	—
Prepaid expenses and other assets	4,306	(5,097)	3,829
Deferred revenue	4,591	(3,966)	58
Accounts payable and other current liabilities	6,513	8,296	(16,925)
Other liabilities	(1,435)	(4,383)	(4,281)
Net cash provided by operating activities	218,337	193,171	46,909
Cash Flows from Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	(451,237)	—
Payment of contingent consideration	(647)	—	—
Purchases of installation and service parts and property and equipment	(48,186)	(24,998)	(24,260)
Cash proceeds from the sale of assets	241	265	107
Net cash used in investing activities	(48,592)	(475,970)	(24,153)
Cash Flows from Financing Activities:
Borrowings on revolver	—	25,000	—
Repayment on revolver	(25,000)	—	—
Borrowings of long-term debt	—	1,245,500	—
Repayment of long-term debt	(9,019)	(884,530)	(28,779)
Payment of debt issuance costs	(447)	(10,646)	(1,078)
Payment of debt extinguishment costs	—	(1,066)	—
Share repurchases and retirement	(125,071)	(100,000)	—
Proceeds from exercise of stock options	1,334	155	—
Payment of employee tax withholding related to RSUs vesting	(6,524)	(5,691)	(4,147)
Payment of contingent consideration	(205)	—	—
Net cash (used in) provided by financing activities	(164,932)	268,722	(34,004)
Effect of exchange rate changes on cash and cash equivalents	(130)	(2,383)	(290)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,683	(16,460)	(11,538)
Cash, cash equivalents and restricted cash - beginning of period	104,432	120,892	132,430
Cash, cash equivalents and restricted cash - end of period	$109,115	$104,432	$120,892

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Interest paid	$63,663	$35,786	$35,822
Income taxes paid, net of refunds	47,623	35,774	12,638
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	—	—	18,287
Additions related to asset retirement obligations and property and equipment(a)	946	1,397	133
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	10,421	1,714	1,289
Contingent consideration related to NuPark acquisition	—	1,450	—

(a) Asset retirement obligations of $3.9 million assumed as part of the Redflex acquisition in 2021 are excluded from these additions.

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”), formerly known as Gores Holdings II, Inc. (“Gores”), was originally incorporated in Delaware on August 15, 2016, as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. On January 19, 2017, the Company consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation (“Greenlight”), PE Greenlight Holdings, LLC (the “Platinum Stockholder”), AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, the transactions contemplated by the Merger Agreement (the “Business Combination”) were consummated. In connection with the closing of the Business Combination, Gores changed its name to Verra Mobility Corporation. As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

Verra Mobility offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Canada and Europe. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 18. Segment Reporting).

The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies. In Europe, the Company provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U.

The Government Solutions segment offers photo enforcement solutions and services to its customers. Through its acquisition of Redflex Holdings Limited (“Redflex”) in June 2021, the Company expanded its current footprint in the United States and gained access to international markets (see Note 3. Acquisitions). The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations acquired through Redflex primarily involve the sale or license of traffic enforcement products and related maintenance services.

The Parking Solutions segment offers an integrated suite of parking software and hardware solutions to its customers which include universities, municipalities, parking operators, healthcare facilities and transportation hubs. The Company added this operating segment as a result of the acquisition of T2 Systems Parent Corporation (“T2 Systems”) in December 2021, which allows the Company to diversify its operations into the parking solutions space (see Note 3. Acquisitions). The Parking Solutions segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. T2 Systems also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions include those related to the fair values assigned to net assets acquired (including identifiable intangibles) in business combinations, allocating the transaction price for revenue recognition, inventory valuation, allowance for credit losses, fair value of the private placement warrant liabilities, fair value of the interest rate swap, self insurance liability, valuation allowance on deferred tax assets, uncertain tax positions, apportionment for state income taxes, the tax receivable agreement liability, fair value of privately-held securities, impairment assessments of goodwill, intangible assets and other long-lived assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	For the Year Ended December 31,
	2022	2021	2020
City of New York Department of Transportation	19.5%	26.6%	31.3%

The City of New York Department of Transportation (“NYCDOT”) represented 22% and 39% of total accounts receivable, net as of December 31, 2022 and 2021, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	For the Year Ended December 31,
	2022	2021	2020
Hertz Corporation	11.1%	12.6%	12.0%
Avis Budget Group, Inc.	13.0%	12.3%	9.5%
Enterprise Holdings, Inc.	9.3%	11.4%	11.3%

The Avis Budget Group, Inc. was 10.2% of total accounts receivable, net as of December 31, 2022. No other Commercial Services customer exceeded 10% of total accounts receivable, net as of any period presented.

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the years ended December 31, 2021 and 2022, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2021	$3,210	$4,277	$3,984	$—	$11,471
Credit loss expense (income)	11,040	(1,138)	(314)	—	9,588
Write-offs, net of recoveries	(8,853)	(47)	(21)	—	(8,921)
Balance at December 31, 2021	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	11,739	1,307	950	485	14,481
Write-offs, net of recoveries	(7,536)	(2,822)	(26)	(328)	(10,712)
Balance at December 31, 2022	$9,600	$1,577	$4,573	$157	$15,907
(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of December 31, 2021 and 2022 increased compared to the prior years due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19. The Company adjusted down its estimate for credit loss as of December 31, 2021 for the Commercial Services (All other) portfolio segment to reflect improved economic conditions based on customer payment trends from the preceding twelve months. The credit loss estimate for this portfolio segment decreased as of December 31, 2022 mainly due to a $1.7 million write-off for a rental car customer who filed for bankruptcy.

Inventory

Inventories consist of parts and electronic components used in the production of parking management related hardware sold to certain Parking Solutions customers and photo enforcement equipment sold to certain Government Solutions customers. Inventories are stated at cost on a first-in, first-out basis or net realizable value. The Company assesses the value of its inventory and writes down the cost to net realizable value upon evaluation of historical experience and assumptions regarding future usage, and any such write down establishes a new cost basis for the items. Finished goods were approximately $5.1 million and $2.5 million as of December 31, 2022 and 2021, respectively.

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

Equipment installed at customer sites includes certain installation costs that qualify for capitalization. Software costs include certain internal and external costs associated with the development of software that are incurred during the application development stage. In addition, a modification or upgrade to existing software is capitalized only to the extent it results in additional functionality to existing software. Software maintenance and training costs are expensed as incurred. The Company capitalized internally developed software costs of $7.5 million, $3.0 million and $5.1 million during fiscal years 2022, 2021, and 2020 respectively.

Investment in Privately-held Securities

The Company holds an investment in privately-held equity securities which is recorded at cost and adjusted based on observable transactions for same or similar investments or for impairment. Investment gains and losses are recorded in other income, net.

Valuation of privately-held securities requires judgment due to the lack of readily available observable market data. The carrying value is not adjusted if there are no identified events that would indicate a need for upward or downward adjustments or changes in circumstances that may indicate impairment. In determining the estimated fair value of its investment, the Company utilizes the most recent data available. The Company assesses it investment for impairment quarterly using both qualitative and quantitative factors. If an investment is considered impaired, an impairment loss is recognized and a new carrying value is established for the investment.

The Company considered the existence of impairment indicators by evaluating the financial and liquidity position and as a result, a $1.3 million impairment during the year ended December 31, 2022 was recorded within other income, net on the consolidated statements of operations. There were no indicators of impairment during the year ended December 31, 2021. See Note 16, Other Significant Transactions for more information.

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

In connection with the Company's 2022 assessment of goodwill impairment, it qualitatively concluded that the Commercial Services and Government Solutions North America reporting units did not have indicators of impairment. It did however, perform quantitative impairment reviews on the Parking Solutions and Government Solutions International reporting units, both of which were acquired in 2021. The fair values of these reporting units were determined in accordance with the discounted cash flow method using currently available financial forecasts. Based on the results of the Company's quantitative review, it concluded no adjustment to goodwill was necessary for fiscal year 2022. Moreover, the Company utilized earnings multiples to estimate the fair values of its Commercial Services and Government Solutions reporting units and corroborated the reasonableness of the reporting unit fair values by reconciling to the Company’s market capitalization as of October 1, 2022. The qualitative analyses performed as of October 1 for fiscal years 2021 and 2020 did not have indicators of impairment.

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

The Company did not have any indicators of impairment related to long-lived assets for the years ended December 31, 2021 or 2020. The Company had $0.7 million of impairment related to certain photo enforcement programs that ended during the year ended December 31, 2022 within the depreciation, amortization and (gain) loss on disposal of assets, net line item on the consolidated statements of operations.

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

Warrants

As of December 31, 2022, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 Private Placement Warrants and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”).

The Warrants entitle the registered holder to purchase one share of our Class A Common Stock at a price of $11.50 per share, subject to certain adjustments.

The Warrants became exercisable on November 16, 2018, 30 days following the completion of the Business Combination, and expire five years after that date, or earlier upon redemption or liquidation. The Company may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of its Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day before it sends the notice of redemption to the Warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by Gores Sponsor II, LLC or its permitted transferees.

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

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Company’s Public Warrants meet the criteria for equity classification and accordingly, are reported as a component of shareholders’ equity while the Company’s Private Placement Warrants do not meet the criteria for equity classification because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares and are instead classified as a liability. The fair value of the Private Placement Warrants is estimated at period-end using a Black-Scholes option pricing model. Shares issuable under the Warrants are considered for inclusion in the diluted share count in accordance with GAAP. As the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted income (loss) per share, if such exercise is dilutive to income (loss) per share.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675 million. The Company has the option to terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) are recorded in the consolidated statements of operations within the gain on interest rate swap line item. The Company recorded a $1.0 million gain on interest rate swap for the year ended December 31, 2022, which is recorded within operating activities on the consolidated statements of cash flows. The fair value of cash flows of approximately $1.0 million due within one year are presented in the accrued liabilities line item and the fair value of cash flows of $2.0 million received greater than one year are within the other non-current assets line item on the consolidated balance sheet as of December 31, 2022. See below for discussion on the fair value measurement of the interest rate swap, and Note 9, Long-term Debt, for additional information on the Company's mix of fixed and variable debt.

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

	Level in	December 31, 2022		December 31, 2021
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$866,365	$883,891	$871,467	$895,125
Senior Notes	2	345,615	313,250	344,918	355,250
Revolver	2	—	—	24,435	25,000

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	December 31, 2022	December 31, 2021
Stock price	$13.83	$15.43
Strike price	$11.50	$11.50
Volatility	44.0%	48.0%
Remaining life (in years)	0.8	1.8
Risk-free interest rate	4.74%	0.66%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$3.61	$5.77

The Company is exposed to valuation risk on these Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase to the volatility input at December 31, 2022 would increase the estimated fair value by $0.19 per unit. A 5% decrease to the volatility input at December 31, 2022 would decrease the estimated fair value by $0.18 per unit. The following summarizes the changes in fair value of private placement warrant liabilities included in net income (loss) for the respective periods:

($ in thousands)	December 31, 2022	December 31, 2021
Beginning balance	$38,466	$30,866
Change in fair value of private placement warrants	(14,400)	7,600
Ending balance	$24,066	$38,466

The Company has an equity investment measured at cost which is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. The carrying value of the investment was $2.1 million and $3.7 million as of December 31, 2022 and 2021, respectively. The Company considered the existence of impairment indicators by evaluating the financial and liquidity position and as a result, remeasured the equity investment to fair value and recorded an impairment of $1.3 million during the year ended December 31, 2022. There were no identified events that required a fair value adjustment as of December 31, 2021.

The fair value of the contingent consideration payable in connection with the NuPark acquisition was $1.5 million at December 13, 2021 acquisition date and was classified within level 3 of the fair value hierarchy. The valuation of the contingent consideration was measured using a discounted cash flow model and the significant unobservable inputs used in the measurement relate to forecasts of annualized revenue developed by the Company. During fiscal year 2022, the Company made payments to settle in full the contingent consideration payable to Passport Labs Inc, and there was no remaining payable as of December 31, 2022.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and is classified within level 2 of the fair value hierarchy.

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

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit facilities (See Note 9). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal years 2022, 2021 and 2020 was $5.5 million, $5.2 million, and $5.4 million respectively.

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

Stock-based Compensation

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards for issuance to employees and directors. The Company grants RSUs, stock options and performance share units (“PSUs”).

The Company recognizes the fair value of RSUs based on the Company’s common stock price at market close on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, and uses the Monte Carlo simulation model to determine the fair value of PSUs containing market conditions. The Black-Scholes model requires an assumption regarding the expected life of the stock option, which the Company estimated to be 6.25 years by applying the short-cut method permitted under SEC Staff Accounting Bulletin No. 110. The expected term of PSUs granted was three years, which matches the awards’ performance period. RSUs and stock options vest based on the continued service of the recipient. PSUs are issued upon continued service along with the relative satisfaction of a market condition that measures the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period. In addition, the Black-Scholes and the Monte Carlo models require assumptions to be made regarding the expected volatility of the Company’s stock price. Stock price volatility is determined by averaging an implied volatility with the measure of historical volatility.

The following represents our weighted average assumptions for stock options and PSUs granted for the respective periods:

	For the Year Ended December 31,
	2022	2021	2020
Stock options
Weighted average expected volatility	45.1%	47.7%	34.5%
Weighted average risk-free interest rate	2.94%	0.94%	0.73%
PSUs
Weighted average expected volatility	48.0%	50.4%	34.0%
Weighted average risk-free interest rate	2.78%	0.33%	0.61%

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

Revenue Recognition

Nature of Goods and Services

The following is a description of principal activities, separated by reportable segments, from which the Company generates revenue:

Commercial Services. The Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries. The Company determined its performance obligation is a distinct stand-ready obligation, as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses the Company’s services, such as toll payment, title and registration, etc. Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed. The Company recognizes revenue from these services over time.

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

For bundled offerings, the Company accounts for individual products and services separately if they are distinct – i.e., if a product or service is separately identifiable from other items in the bundle and if a customer can benefit from it as a stand-alone item. The consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices (“SSP”). The Company estimates the SSP for its services based upon observable evidence, market conditions and other relevant inputs. If products are sold without the related services, no allocation is required.

•
Product sales (sale of camera systems and installation) – the camera systems and related installation services are highly interdependent and interrelated and are accounted for as a single performance obligation. The revenues for this performance obligation are generally recognized at the point in time when the installation process is completed and the camera system is ready to perform the services as expected by the customer. Generally, this occurs at site acceptance or first citation.
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

Parking Solutions. The T2 Systems business offers an integrated suite of parking software and hardware solutions to its customers. Revenue is derived primarily from the sale of software as a service (“SaaS”) and specialized hardware. For bundled offerings, the Company accounts for individual products and services separately if they are distinct and allocate the transaction price based on the relative SSP. For substantially all performance obligations except SaaS subscriptions, the Company is able to establish the SSP based on the observable prices of products or services sold separately in comparable transactions. The Company’s estimates of SSP are reassessed on a periodic basis or when facts and circumstances change. The Company is unable to establish the SSP for its software licenses based on observable prices given the same products are sold at a broad range of prices and a representative SSP is not discernible from past transactions or other observable evidence, as such, the SSP for software licenses included in a contract with multiple performance obligations is generally determined by applying a residual approach.

•
The Company’s hosted parking management software products provide customers the ability to manage access to their parking lots and garages, issue physical or virtual parking permits and manage citations issued through enforcement devices. Revenue derived from these SaaS products is recognized ratably over the contractual service period beginning on the date the service is made available to the customer.
•
Service revenue derived from the Company’s professional services are recognized over time as the services are performed. Revenues for fixed-price service projects are generally recognized over time applying input methods to estimate progress to completion.
•
Revenue from product sales is recognized at a point in time when a customer takes control of the hardware, which typically occurs when the product is delivered to the customer and ownership is transferred to the customer.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods, and it primarily relates to the Government Solutions and Parking Solutions customers. As of December 31, 2021 and 2022, the Company had approximately $8.9 million and $12.2 million of deferred revenue in the Government Solutions segment. The majority of the remaining performance obligations as of December 31, 2022 are expected to be completed and recognized in 2023 and $4.7 million is expected to be recognized between 2024 through 2027. As of December 31, 2021 and 2022, the Company had approximately $20.9 million and $21.2 million of deferred revenue in the Parking Solutions segment. The majority of the remaining performance obligations as of December 31, 2022 are expected to be completed and recognized as revenue in 2023 and $0.5 million is expected to be recognized in 2024.

Credit Card Rebates

The Company earns volume rebates from total spend on purchasing cards and recognizes the income in other income, net in the consolidated statements of operations. For the fiscal years ended December 31, 2022, 2021 and 2020, the Company recorded $14.5 million, $11.3 million, and $8.5 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended December 31, 2022, 2021 and 2020, were $1.0 million, $0.7 million and $0.8 million, respectively, and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

Assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement is included in other income, net in the consolidated statements of operations. The impact of foreign currency re-measurement was (losses) gains of $(0.7) million, $(0.2) million and $0.4 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively.

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

Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extended the period of time stakeholders can utilize the reference rate reform relief guidance for two additional years until December 31, 2024.

Under the terms of the 2021 Term Loan (as defined below) discussed in Note 9, Long-term Debt, in the event there is a benchmark transition away from LIBOR, a benchmark replacement rate has been defined in the 2021 Term Loan agreement along with the mechanism for such a transition to take place. The Company does not anticipate this transition will have a material impact on its consolidated financial statements.

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

3.
Acquisitions

Redflex Acquisition

On June 17, 2021, the Company completed the acquisition of Redflex, an Australian public company formerly listed on the Australian Securities Exchange. At the closing of the Redflex acquisition, VM Consolidated, Inc., an indirect wholly owned subsidiary of the Company, purchased one hundred percent of the outstanding equity of Redflex at A$0.96 per share at consideration of A$152.5 million, or approximately US$117.9 million. Transaction costs for Redflex were $9.7 million which primarily related to professional fees and other expenses related to the acquisition. At the date of acquisition, Redflex was a provider of intelligent traffic management products and services that are sold and managed in the Asia Pacific, North America, Europe, and Middle East regions. Redflex designed, manufactured, and operated a range of platform-based solutions, utilizing advanced sensor and image capture technologies to enable active management of state and local motorways. The Company has included the financial results of Redflex in the financial statements from the date of acquisition.

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

Goodwill consists largely of the expected cash flows and future growth anticipated for the Company and was assigned to the Company’s Government Solutions segment. The goodwill is not deductible for tax purposes. The customer relationships value was based on the multi-period excess earnings methodology utilizing projected cash flows. The significant assumptions used to value customer relationships included, among others, customer churn rates, forecasted revenue growth rates attributable to existing customers, forecasted EBITDA margins and the discount rate.

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

T2 Systems Acquisition

On December 7, 2021, the Company acquired all of the outstanding shares of T2 Systems, which offers an integrated suite of parking software and hardware solutions to its customers. This acquisition supports the Company’s strategy to expand and diversify into new markets within the mobility sector. The Company has included the financial results of T2 Systems in the consolidated financial statements from the date of acquisition, and reported within the Parking Solutions segment.

The Company paid a purchase price of $353.2 million. Transaction costs for T2 Systems were $3.4 million which primarily related to professional fees and other expenses related to the acquisition.

The final allocation of the purchase consideration is summarized as follows:

($ in thousands)
Assets acquired
Cash and cash equivalents	$13,866
Restricted cash	228
Accounts receivable	9,673
Unbilled receivables	2,153
Inventory	7,467
Property and equipment	3,336
Prepaid and other assets (a)	7,031
Trademark	3,200
Customer relationships	164,300
Developed technology	19,300
Total assets acquired	230,554

Liabilities assumed
Accounts payable and accrued liabilities	10,379
Deferred revenue (a)	21,002
Deferred tax liabilities (a)	37,690
Other liabilities	4,228
Total liabilities assumed	73,299
Goodwill (a)	195,982
Total assets acquired and liabilities assumed	$353,237

(a) The Company adjusted the fair values from the initial valuation as of December 31, 2021 to reflect new information obtained about facts and circumstances that existed as of the T2 Systems acquisition date. The measurement period adjustments include an increase of $0.6 million to the deferred tax liabilities, a $0.4 million decrease to deferred tax assets included within prepaid and other assets, a $0.2 million decrease in deferred revenue, and a net offsetting increase of $0.8 million to the goodwill line item. There was no impact to the consolidated statement of operations as a result of these adjustments.

Goodwill consists largely of the expected cash flows and future growth anticipated for the Company and was assigned to the Company’s Parking Solutions segment. The goodwill is not deductible for tax purposes. The customer relationships value was based on the multi-period excess earnings methodology utilizing projected cash flows. The significant assumptions used to value customer relationships included, among others, customer upsell and churn rates, forecasted revenue growth rates attributable to existing customers, forecasted EBITDA margins and the discount rate. The values for the trademark and the developed technology related assets were based on a relief-from-royalty method. The significant assumptions used to value these intangible assets included, among others, forecasted revenue growth rates, royalty rates and the expected obsolescence curve. The trademark, customer relationships and the developed technology related assets were assigned useful lives of 10.0 years, 10.0 years, and 6.1 years, respectively.

NuPark Acquisition

On December 13, 2021, the Company completed the acquisition of NuPark (“NuPark”), a provider of parking services and permit management product platform from Passport Labs, Inc., which expanded the Company’s presence in the United States in the Parking Solutions segment. The acquisition date fair value of the consideration transferred to Passport Labs, Inc. was approximately $7.0 million, which consisted primarily of $5.5 million of cash (inclusive of a $0.5 million indemnity holdback) and $1.5 million of contingent consideration payable. The Company recorded $0.3 million of tangible assets, $4.9 million of customer relationships intangible assets valued using a multi-period excess earnings methodology, with an estimated useful life of 10.0 years, and $1.3 million of assumed liabilities, which was primarily deferred revenue. Goodwill recorded was $3.2 million for future growth anticipated for the Company and is deductible for tax purposes. The Company has included the financial results of NuPark in the consolidated financial statements from the date of acquisition, which were not material. The transaction costs for the acquisition were not material.

During fiscal year 2022, the Company recorded a measurement period adjustment to reduce the customer relationship intangible assets’ value by $0.6 million. Additionally, the Company made payments that totaled approximately $0.9 million to settle in full the contingent consideration payable to Passport Labs Inc.

Pro Forma Financial Information (Unaudited)

The pro forma information below gives effect to the Redflex and T2 systems acquisitions as if they had been completed on the first day of each period presented. Pro forma information for NuPark was not provided as it was not material. The pro forma results of operations are presented for information purposes only. As such, they are not necessarily indicative of the Company’s results had the Redflex and T2 systems acquisitions been completed on the first day of each period presented, nor do they intend to represent the Company’s future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions and does not reflect additional revenue opportunities following the acquisition of Redflex and T2 Systems. The pro forma information includes adjustments to record the assets and liabilities associated with the Redflex and T2 Systems acquisitions at their respective fair values and to give effect to the financing of the acquisitions.

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

4.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2022	2021
Prepaid tolls	$9,978	$7,539
Prepaid services	9,171	8,643
Prepaid income taxes	4,629	5,324
Prepaid computer maintenance	5,492	3,742
Costs to fulfill a customer contract	3,193	3,364
Prepaid insurance	3,112	4,293
Deposits	2,057	6,742
Other	1,972	1,809
Total prepaid expenses and other current assets	$39,604	$41,456

5.
Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2022	2021
Equipment installed at customer sites	$122,507	$112,770
Software	30,288	24,207
Leasehold improvements	9,806	9,255
Computer equipment	20,274	14,215
Furniture	2,648	2,662
Automobiles	12,933	4,761
Construction in progress	19,357	12,169
Property and equipment	217,813	180,039
Less: accumulated depreciation	(108,038)	(83,973)
Property and equipment, net	$109,775	$96,066

Depreciation expense was $32.2 million, $26.8 million and $23.1 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively, including depreciation related to costs to develop or implement software for internal use of $3.4 million, $4.4 million and $4.3 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively.

6.
Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2020	$426,689	$159,746	$—	$586,435
Acquisition of Redflex	—	56,214	—	56,214
Acquisition of T2 Systems	—	—	195,226	195,226
Acquisition of NuPark	—	—	3,160	3,160
Foreign currency translation adjustment	(1,608)	(560)	—	(2,168)
Balance at December 31, 2021	425,081	215,400	198,386	838,867
Measurement period adjustment (a)	—	—	756	756
Foreign currency translation adjustment	(5,361)	(782)	—	(6,143)
Balance at December 31, 2022	$419,720	$214,618	$199,142	$833,480

(a) This is a measurement period adjustment related to the T2 Systems acquisition, see Note 3. Acquisitions for additional information.

Intangible assets consist of the following as of the respective period-ends:

	Weighted	Weighted	At December 31, 2022
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.4 years	3.7 years	$36,151	$32,233
Non-compete agreements	0.1 years	5.0 years	62,529	60,926
Customer relationships	5.5 years	9.3 years	557,570	227,102
Developed technology	1.2 years	5.8 years	201,548	160,117
Gross carrying value of intangible assets			857,798	$480,378
Less: accumulated amortization			(480,378)
Intangible assets, net			$377,420

	Weighted	Weighted	At December 31, 2021
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.5 years	3.7 years	$36,225	$31,429
Non-compete agreements	1.0 years	5.0 years	62,555	49,982
Customer relationships	6.5 years	9.3 years	561,767	167,255
Developed technology	2.2 years	5.8 years	202,768	127,350
Gross carrying value of intangible assets			863,315	$376,016
Less: accumulated amortization			(376,016)
Intangible assets, net			$487,299

Amortization expense was $106.2 million, $89.9 million and $93.5 million for fiscal years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2023	$77,347
2024	66,859
2025	64,161
2026	57,170
2027	28,353
Thereafter	83,530
Total	$377,420

7.
Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2022	2021
Accrued salaries and wages	$19,109	$15,744
Current deferred tax liabilities	7,559	—
Current portion of operating lease liabilities	6,355	5,760
Accrued interest payable	4,459	4,209
Restricted cash due to customers	3,541	3,062
Payroll liabilities	2,136	1,876
Advanced deposits	1,029	2,554
Current portion of interest rate swap liability	977	—
Other	3,682	5,230
Total accrued liabilities	$48,847	$38,435

8.
Asset Retirement Obligations

The following summarizes the changes in the Company’s asset retirement obligations for the years ended December 31:

($ in thousands)	2022	2021
Asset retirement obligations, beginning balance	$11,824	$6,409
Liabilities incurred (a)	944	5,210
Accretion expense	445	308
Liabilities settled	(220)	(103)
Asset retirement obligations, ending balance	$12,993	$11,824

(a) For the year ended December 31, 2022, this includes approximately $0.4 million increase resulting from a change in estimate for the impact of inflation. For the year ended December 31, 2021, this includes $3.9 million of asset retirement obligations assumed as part of the Redflex acquisition in 2021, and a $1.2 million increase resulting from a change in estimate for the impact of inflation.

9.
Long-term Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2022	2021
2021 Term Loan, due 2028	$886,106	$895,125
Senior Notes, due 2029	350,000	350,000
PPP Loan	—	2,933
Revolver	—	25,000
Less: original issue discounts	(5,637)	(6,753)
Less: unamortized deferred financing costs	(18,489)	(22,551)
Total long-term debt	1,211,980	1,243,754
Less: current portion of long-term debt	(21,935)	(36,952)
Total long-term debt, net of current portion	$1,190,045	$1,206,802

The following table presents the aggregate principal and interest payments in future years on long-term debt as of December 31, 2022:

($ in thousands)	Principal	Interest (1)
2023	$21,935	$87,755
2024	9,019	87,056
2025	9,019	86,172
2026	9,019	85,474
2027	9,019	84,775
Thereafter	1,178,095	33,015
Total	$1,236,106	$464,247

(1) The variable interest rate in effect as of December 31, 2022 was used to calculate interest payments for the 2021 Term Loan.

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated, Inc., the Company’s wholly owned subsidiary (“VM Consolidated”), entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650.0 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250.0 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, the Company had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

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

On December 7, 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund the acquisition of T2 Systems, including repayment in full all outstanding debt for T2 Systems. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan accrued interest from the date of borrowing until December 31, 2021, at which time, it was combined with the 2021 Term Loan to be a single tranche of term loan borrowings. The total principal outstanding under the 2021 Term Loan, which includes the Incremental Term Loan, was $886.1 million at December 31, 2022.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. As of December 31, 2022, the interest rate on the 2021 Term Loan was 7.6%.

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

The Company will make a $12.9 million mandatory prepayment of excess cash flows during the first quarter of fiscal year 2023, which was classified as current portion of long-term debt in the consolidated balance sheet at December 31, 2022. We did not have a mandatory prepayment of excess cash flow for the fiscal year ended December 31, 2021.

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

PPP Loan

During fiscal year 2020, Redflex received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, Redflex applied for forgiveness of this loan, and on September 23, 2022, the Company was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, the Company recognized a $3.0 million gain on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2022.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) LIBOR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) LIBOR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. At December 31, 2021, the Company had $25.0 million in outstanding borrowings on the Revolver, which was repaid in full in January 2022. At December 31, 2022, the availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of December 31, 2022.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At December 31, 2022, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $69.4 million, $44.9 million and $40.9 million for the fiscal years ended December 31, 2022, 2021 and 2020 respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.0% and 4.1% at December 31, 2022 and December 31, 2021, respectively.

See Note 2, Significant Accounting Policies, for additional information on the interest rate swap entered into in December 2022 to hedge the Company's exposure against rising interest rates.
10.
Leases

The Company’s operating leases primarily consist of office, equipment and vehicle leases expiring at various dates through April 2035. The Company has lease agreements with lease and non-lease components and has elected to account for such components as a single lease component. The Company recognizes and measures contracts containing a lease and determines lease classification at commencement. Right of use operating assets and lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Certain of the lease agreements have rent abatement and escalating rental payment provisions. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company does not have material short-term leases and does not engage in subleasing activities.

As of December 31, 2022, operating leases had a remaining weighted average lease term of 8.6 years and operating lease liabilities were measured using a weighted average discount rate of 5.0%. The total operating lease costs for the fiscal years ended December 31, 2022, 2021 and 2020 were $8.8 million, $7.5 million and $5.3 million, respectively. Variable lease costs for fiscal years ended December 31, 2022, 2021 and 2020 were approximately $1.5 million, $1.4 million and $1.1 million, respectively. Finance leases for the Company are not material.

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2022	2021
Operating lease liabilities, net of current portion	$33,362	$34,984
Current portion	6,202	5,760
Total operating lease liabilities	$39,564	$40,744

The following provides future maturities of operating lease liabilities as of December 31, 2022:

($ in thousands)
2023	$8,107
2024	7,736
2025	5,329
2026	4,440
2027	3,341
Thereafter	21,033
Total minimum payments	49,986
Less: amount representing interest	(10,422)
Total	$39,564

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

The components of basic and diluted net income (loss) per share are as follows:

	For the Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss)	$92,475	$41,449	$(4,578)
Denominator:
Weighted average shares - basic	152,848	159,983	161,632
Common stock equivalents	6,178	3,795	—
Weighted average shares - diluted	159,026	163,778	161,632
Net income (loss) per share - basic	$0.61	$0.26	$(0.03)
Net income (loss) per share - diluted	$0.50	$0.25	$(0.03)
Antidilutive shares excluded from diluted net income (loss) per share:
Contingently issuable shares (1)	5,000	5,000	5,000
Public warrants	—	—	13,333
Private placement warrants	—	6,667	6,667
Non-qualified stock options	1,149	1,018	614
Performance share units	157	130	106
Restricted stock units	742	432	2,203
Total antidilutive shares excluded	7,048	13,247	27,923

(1) Contingently issuable shares relate to the earn-out agreement as discussed in Note 16, Other Significant Transactions.

12.
Income Taxes

A provision of the Tax Cuts and Jobs Act of 2017 became effective on January 1, 2022. This provision requires companies to capitalize and amortize research and development (“R&D”) expenses over 5 years (and 15 years for non-U.S. R&D expenses) as opposed to deducting those expenses in the year they are incurred. The enacted provision did not have a material impact on the Company’s consolidated financial statements.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which is effective January 1, 2023 and contains provisions implementing a 15% minimum corporate income tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. While the Company is continuing to evaluate the impact of these provisions, at this time, they are not expected to have a material impact on the Company’s consolidated financial statements.

Income before income taxes consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
U.S.	$140,858	$77,101	$6,429
Foreign	(13,750)	(9,200)	(5,576)
Total income before incomes taxes	$127,108	$67,901	$853

The income tax provision consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Current
Federal	$34,071	$25,361	$4,169
State	14,779	10,523	5,399
Foreign	1,777	160	652
Total current	50,627	36,044	10,220
Deferred
Federal	(8,069)	(7,434)	(1,308)
State	(4,863)	(1,627)	(2,615)
Foreign	(3,062)	(531)	(866)
Total deferred	(15,994)	(9,592)	(4,789)
Income tax provision	$34,633	$26,452	$5,431

A reconciliation to the income tax provision from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Income tax provision at statutory rate	$26,693	$14,259	$179
State income taxes, net of federal income tax effect	8,588	6,748	1,188
Tax rate changes/ valuation of deferred tax items	—	586	1,353
162(m) limitation	1,766	1,325	1,179
Non-deductible expenses	30	174	1,786
Stock-based compensation	(545)	(752)	(38)
Unrecognized tax benefits	1,215	174	(929)
Tax impact for change in fair value of warrants	(3,024)	1,596	237
Change in valuation allowance	1,429	1,435	924
Non-deductible transaction costs	—	1,078	19
Research and development credits	(517)	(125)	(121)
Other	(1,002)	(46)	(346)
Total income tax provision	$34,633	$26,452	$5,431

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2022	2021
Deferred tax assets:
Accrued expenses and other	$6,255	$7,334
Allowance for credit losses	9,108	4,927
Net operating loss carryforward	16,476	18,193
Interest expense limitation carryforward	5,108	5,935
Federal and state income tax credits	4,965	5,295
ASC 842 operating lease liabilities	10,986	9,578
R&D Section 174 capitalization	3,248	—
Stock compensation	1,995	—
Transaction costs	458	446
Other	2,026	1,042
Gross deferred tax assets	60,625	52,750
Valuation allowance	(5,263)	(3,785)
Deferred tax assets, net of valuation allowance	55,362	48,965
Deferred tax liabilities:
Intangible assets and transaction costs	(42,206)	(62,116)
Property and equipment	(15,265)	(13,562)
Financing costs	(2,392)	(3,077)
Prepaid assets	(2,269)	(1,235)
ASC 842 operating lease assets	(10,403)	(9,104)
481(a) adjustment, net	—	(857)
Gross deferred tax liabilities	(72,535)	(89,951)
Total deferred tax liabilities, net	$(17,173)	$(40,986)

As of December 31, 2022 and 2021, the Company presented $4.0 million and $6.5 million, respectively, of deferred tax assets, net, to reflect U.S. entity deferred taxes within other non-current assets in the Company's consolidated balance sheets.

As of December 31, 2022, the Company has provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. The amount of the unrecognized deferred tax liability related to these temporary differences is approximately $0.8 million.

In accordance with ASC 740, Income Taxes, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, limitations on the use of acquired tax attributes due to an ownership change under IRC section 382, the length of statutory carryforward periods, the Company’s experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives and strategies that may be available.

The Company performed an analysis of the reversal of the deferred tax assets and considered the overall business environment, historical earnings, the outlook for future years and the impact of limitations on the use of acquired tax attributes due to an ownership change under IRC section 382. The Company determined that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized as of the years ended December 31, 2022 and 2021, and as such provided a valuation allowance of $5.3 million and $3.8 million, respectively. The valuation allowance could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

The net operating loss carryforwards represent $124.4 million and $158.7 million of federal, state and foreign net operating losses at December 31, 2022 and 2021, respectively. The federal net operating loss carryforward at December 31, 2022 consists of $24.0 million of losses that were generated after 2017 with no expiration date. The Company also has certain tax credits of $5.6 million and $6.4 million at December 31, 2022 and 2021, respectively, which if unused will begin to expire in 2025.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2022	2021
Balance at the beginning of the year	$2,878	$953
Increases/(decreases) related to current year tax positions	8,076	447
Increases/(decreases) related to prior year tax positions	(132)	1,478
Expiration due to statute of limitations	(147)	—
Balance at the end of the year	$10,675	$2,878

Included in the balance of unrecognized tax benefits as of December 31, 2022 were $2.6 million of tax benefits that, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized $0.5 million for fiscal year 2022 and less than $0.1 million for fiscal year 2021 in interest and penalties. The Company had accrued interest and penalties of $0.5 million and less than $0.1 million at December 31, 2022 and 2021, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

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

Share Repurchases and Retirement - 2022

On May 7, 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of its outstanding shares of Class A Common Stock over the next twelve months from time to time in open market, accelerated share repurchase (“ASR”) or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”).

On May 12, 2022, the Company paid $50.0 million for an ASR and received an initial delivery of 2,739,726 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on August 3, 2022, at which time, the Company received 445,086 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In addition, during the second and third quarters of 2022, the Company paid $6.9 million and repurchased 445,791 shares of its Class A Common

Stock through open market transactions. The Company’s Board of Directors authorized a second ASR during the third quarter of 2022 for the remaining availability under the share repurchase program. On August 19, 2022, the Company paid $68.1 million for a second ASR, and received an initial delivery of 3,300,000 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on November 4, 2022, at which time, the Company received 943,361 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. The Company accounted for each ASR transaction as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contracts, therefore, it did not account for them as derivative instruments. The Company incurred $0.1 million of direct costs in connection with share repurchase transactions during fiscal year 2022, which it included in the cost of the shares acquired.

The Company paid a total of $125.0 million for shares repurchases and $0.1 million for direct costs during fiscal year 2022 and accounted for the transactions by deducting the par value from the common stock account, reducing $15.9 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $109.1 million.

In November 2022, the Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A common stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act. The Company has not yet repurchased shares under this repurchase program.

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

14.
Equity Incentive Plan

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan (the “2018 Plan”) which provides for a variety of stock-based awards including restricted stock units (“RSUs”), performance share units (“PSUs”) and non-qualified stock options to employees and non-employee directors. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 10,864,000 as of December 31, 2022, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2022, the Company had an aggregate of 3,388,102 shares of common stock available for future grants under the 2018 Plan.

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

The following table summarizes the activity of the Company’s RSUs and PSUs:

	RSUs		PSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	3,004	$10.28	—	$—
Granted	576	$12.12	116	$13.88
Vested	(986)	$10.35	—	$—
Forfeited	(391)	$10.74	(10)	$13.88
Balance at December 31, 2020	2,203	$10.64	106	$13.88
Granted	736	$14.12	154	$16.28
Vested	(1,018)	$10.41	—	$—
Forfeited	(229)	$13.40	(31)	$16.97
Balance at December 31, 2021	1,692	$11.92	229	$15.07
Granted	1,093	$14.09	179	$15.58
Vested	(1,030)	$11.10	—	$—
Forfeited	(260)	$13.39	(94)	$15.17
Balance at December 31, 2022	1,495	$13.82	314	$15.33

The fair value of RSUs vested during fiscal years 2022, 2021 and 2020 was $11.4 million, $10.6 million and $10.2 million, respectively. There were no PSUs that vested to date. As of December 31, 2022, the Company had $15.4 million and $2.5 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted average period of 2.8 years.

Stock Options

Stock options granted vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates, with a contractual term of ten years. The following table summarizes the activity of the Company’s stock options:

	Stock Options Outstanding
	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Balance at December 31, 2019	—	—
Granted	720	$12.56
Exercised	—	—
Forfeited	(106)	$12.56
Balance at December 31, 2020	614	$12.56
Granted	731	$13.95
Exercised	(12)	$12.62		$36
Forfeited	(170)	$14.29
Balance at December 31, 2021	1,163	$13.18	8.7 years	$2,636
Granted	846	$13.97
Exercised	(103)	$12.98		$348
Forfeited	(329)	$13.59
Balance at December 31, 2022	1,577	$13.53	8.5 years	$619

Exercisable at December 31, 2022	324	$12.96	7.5 years	$293
Unvested and expected to vest at December 31, 2022	1,253	$13.68	8.7 years	$326

The weighted average fair value of options granted in fiscal years 2020, 2021 and 2022 was $4.36, $6.47 and $6.66 per share, respectively. There were no stock options that vested in fiscal year 2020. There were 141,218 and 324,173 of stock options that vested in fiscal years 2021 and 2022 with a total fair value of $0.6 million and $1.6 million, respectively. The Company received approximately $0.2 million and $1.3 million related to stock options exercised during fiscal years 2021 and 2022, respectively. As of December 31, 2022, the Company had $6.0 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 2.7 years.

The following details the components of stock-based compensation for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Operating expenses	$1,130	$815	$837
Selling, general and administrative expenses	15,533	12,969	11,752
Total stock-based compensation expense	$16,663	$13,784	$12,589

Tax benefits attributable to stock-based compensation represented approximately $4.6 million, $4.6 million and $2.9 million, before limitations under section 162(m) of the Internal Revenue Code, during the years ended December 31, 2022, 2021 and 2020, respectively.

15.
Employee Benefit Plan

The Company has a 401(k) plan that covers U.S. employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $2.5 million, $1.9 million and $1.7 million during the fiscal years ended December 31, 2022, 2021 and 2020, respectively.

The Company also makes superannuation contributions for eligible non-U.S. based employees in accordance with the employer contribution rate set by the applicable country. The expense related to these contributions was $1.7 million and $1.1 million during the fiscal years ended December 31, 2022 and 2021, respectively.

16.
Other Significant Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into the Tax Receivable Agreement (“Tax Receivable Agreement”) with the Platinum Stockholder. On August 3, 2022, the Platinum Stockholder sold and transferred to Lakeside Smart Holdco L.P.(“Lakeside”), all of its rights, remaining interests and obligations as of that date under the agreement. The Tax Receivable Agreement generally provides for the payment to Lakeside of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increased tax basis of certain acquired intangibles prior to the Business Combination. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination.

At December 31, 2022, the Tax Receivable Agreement liability was approximately $55.9 million of which $5.0 million was the current portion and $50.9 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the consolidated balance sheets. The Company made a $5.1 million payment during the fourth quarter of 2022 related to the 2021 tax year.

The Company recorded tax benefits of $0.7 million and $1.0 million in fiscal years 2022 and 2021, respectively, as a result of lower estimated state tax rates due to changes in apportionment.

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

If, during the earn-out period, there is a change of control (as defined in the Merger Agreement) that will result in the holders of the Company's Class A Common Stock receiving a per share price equal to or in excess of the applicable Common Stock Price required in connection with any Triggering Event, then immediately prior to the consummation of such change of control: (a) any such Triggering Event that has not previously occurred shall be deemed to have occurred; and (b) the Company shall issue the applicable Earn-Out Shares to the cash consideration stockholders (as defined in the Merger Agreement) (in accordance with their respective pro rata cash share), and the recipients of the issued Earn-Out Shares shall be eligible to participate in such change of control.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of December 31, 2022. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2022, the potential future Earn-Out Shares issuable are between zero and 5.0 million.

Related Party Investment

Redflex Irish Investments Pty Ltd, a wholly owned indirect subsidiary of the Company, owns a 16% non-voting equity interest in Road Safety Operations Holdings Unlimited, which has a subsidiary, Road Safety Operations Holdings T/A Go Safe Ireland ("Go Safe"), which provides speed and traffic enforcement services and related equipment to its customers in Ireland. The carrying value of this equity investment was approximately $2.1 million and $3.7 million as of December 31, 2022 and 2021, respectively, and is presented within other non-current assets on the consolidated balance sheets. The Company is engaged as a vendor to supply equipment and services to Go Safe and related revenues earned were approximately $1.0 million and $0.5 million, and dividend income was $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

17.
Commitments and Contingencies

The Company has $2.0 million of bank guarantees at December 31, 2022 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2022 were $26.0 million. The majority of these outstanding commitments are expected to be incurred in 2023 and approximately $3.9 million is expected to be incurred between 2024 and 2025.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (“City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The matter will return to the trial court for merits discovery. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

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

Segment performance is based on revenues and income from operations before depreciation, amortization, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net. The tables below refer to this measure as segment profit. The aforementioned items are not indicative of operating performance, and, as a result are not included in the measures that are reviewed by the CODM for the segments. Other income, net included in segment profit below consists primarily of credit card rebates earned on the prepayment of tolling transactions and gains or losses on foreign currency transactions, and excludes certain non-operating expenses inapplicable to segments.

The Company allocates certain corporate expenses to the three segments using several different factors depending on the item being allocated. These factors range from specific identification to headcount-based to allocate proportionately between the three segments. The corporate and other columns below include items that are designated by the CODM as corporate initiatives and are not included in segment profit.

During the third quarter of 2022, the Company changed its measure of segment profit to include loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income line items below. The comparable prior periods have been recast to conform to the revised presentation although the impact of this revision to previously reported segment profit was not material.

The Company does not disaggregate assets by segment other than equipment installed at customer sites and automobiles, which had carrying values of $58.3 million and $7.4 million, respectively, at December 31, 2022 and carrying values of $61.8 million and $2.7 million, respectively, at December 31, 2021 all of which relate mainly to the Government Solutions segment. Refer to Note 6, Goodwill and Intangible Assets for goodwill balances by segment.

The following tables set forth financial information by segment for the fiscal years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$325,971	$307,639	$61,608	$—	$695,218
Product sales	—	29,028	17,352	—	46,380
Total revenue	325,971	336,667	78,960	—	741,598
Cost of service revenue	2,869	2,016	11,445	—	16,330
Cost of product sales	—	17,436	13,496	—	30,932
Operating expenses	72,328	139,961	12,905	—	225,194
Selling, general and administrative expenses	56,105	61,235	27,104	—	144,444
Loss on disposal of assets, net	522	931	37	—	1,490
Other income, net	(14,387)	(679)	(266)	—	(15,332)
Segment profit	$208,534	$115,767	$14,239	$—	$338,540
Segment profit	$208,534	$115,767	$14,239	$—	$338,540
Depreciation and amortization	—	—	—	138,684	138,684
Transaction and other related expenses	—	—	—	3,381	3,381
Transformation expenses	—	—	—	1,113	1,113
Change in fair value of private placement warrants	—	—	—	(14,400)	(14,400)
Tax receivable agreement liability adjustment	—	—	—	(720)	(720)
Gain on interest rate swap	—	—	—	(996)	(996)
Stock-based compensation	—	—	—	16,663	16,663
Impairment on a privately-held equity investment	—	1,340	—	—	1,340
Gain on extinguishment of debt	—	—	—	(3,005)	(3,005)
Interest expense, net	—	—	—	69,372	69,372
Income before income taxes	$208,534	$114,427	$14,239	$(210,092)	$127,108

	For the Year Ended December 31, 2021
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$260,899	$227,992	$3,955	$—	$492,846
Product sales	—	55,163	2,581	—	57,744
Total revenue	260,899	283,155	6,536	—	550,590
Cost of service revenue	3,183	1,500	654	—	5,337
Cost of product sales	—	28,381	1,428	—	29,809
Operating expenses	65,718	96,284	553	—	162,555
Selling, general and administrative expenses	42,386	51,052	1,361	—	94,799
Loss on disposal of assets, net	—	48	—	—	48
Other income, net	(10,837)	(2,040)	(18)	—	(12,895)
Segment profit	$160,449	$107,930	$2,558	$—	$270,937
Segment profit	$160,449	$107,930	$2,558	$—	$270,937
Depreciation and amortization	—	—	—	116,753	116,753
Transaction and other related expenses	—	—	—	13,952	13,952
Transformation expenses	—	—	—	1,687	1,687
Change in fair value of private placement warrants	—	—	—	7,600	7,600
Tax receivable agreement liability adjustment	—	—	—	(1,016)	(1,016)
Stock-based compensation	—	—	—	13,784	13,784
Loss on extinguishment of debt	—	—	—	5,334	5,334
Interest expense, net	—	—	—	44,942	44,942
Income before income taxes	$160,449	$107,930	$2,558	$(203,036)	$67,901

	For the Year Ended December 31, 2020
	Commercial	Government	Corporate
($ in thousands)	Services	Solutions	and Other	Total
Service revenue	$180,856	$155,418	$—	$336,274
Product sales	—	57,319	—	57,319
Total revenue	180,856	212,737	—	393,593
Cost of service revenue	2,562	1,405	—	3,967
Cost of product sales	—	29,573	—	29,573
Operating expenses	52,505	62,387	—	114,892
Selling, general and administrative expenses	40,462	34,465	—	74,927
Loss on disposal of assets, net	16	258	—	274
Other income, net	(11,774)	(111)	—	(11,885)
Segment profit	$97,085	$84,760	$—	$181,845
Segment profit	$97,085	$84,760	$—	$181,845
Depreciation and amortization	—	—	116,570	116,570
Transaction and other related expenses	—	—	1,895	1,895
Transformation expenses	—	—	1,090	1,090
Change in fair value of private placement warrants	—	—	1,133	1,133
Tax receivable agreement liability adjustment	—	—	6,850	6,850
Stock-based compensation	—	—	12,589	12,589
Interest expense, net	—	—	40,865	40,865
Income before income taxes	$97,085	$84,760	$(180,992)	$853

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $46.4 million, $57.7 million and $57.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Property and equipment, net located in foreign countries was $17.3 million as of December 31, 2022, of which Canada represented $8.9 million and Australia represented $6.0 million. Property and equipment, net located in foreign countries was $14.8 million as of December 31, 2021, of which Canada represented $6.7 million and Australia represented $6.1 million.

The following table details the revenues from international operations for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2022	2021	2020
Australia	$34,356	$13,948	$—
Canada	32,413	6,874	—
United Kingdom	24,017	16,346	12,007
All other	3,532	2,809	1,295
Total international revenues	$94,318	$39,977	$13,302

19.
Guarantor/Non-Guarantor Financial Information (Unaudited)

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

The following financial information presents the consolidated balance sheets as of December 31, 2022 and the related consolidated statements of operations and comprehensive income (loss) and the consolidated statements of cash flows for the year ended December 31, 2022 for the Company, the combined guarantor subsidiaries and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Consolidated Balance Sheets

at December 31, 2022

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$64,979	$40,225	$—	$105,204
Restricted cash	—	3,863	48	—	3,911
Accounts receivable (net of allowance for credit losses of $15.9 million)	—	151,882	11,904	—	163,786
Unbilled receivables	—	25,342	5,440	—	30,782
Investment in subsidiary	61,811	145,370	—	(207,181)	—
Inventory	—	1,976	17,331	—	19,307
Prepaid expenses and other current assets	—	32,869	6,735	—	39,604
Total current assets	61,811	426,281	81,683	(207,181)	362,594
Installation and service parts, net	—	22,923	—	—	22,923
Property and equipment, net	—	92,434	17,341	—	109,775
Operating lease assets	—	30,939	6,654	—	37,593
Intangible assets, net	—	276,477	100,943	—	377,420
Goodwill	—	689,697	143,783	—	833,480
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	9,657	2,827	—	12,484
Total assets	$231,070	$1,548,408	$353,231	$(376,440)	$1,756,269
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$58,574	$21,295	$—	$79,869
Deferred revenue	—	20,353	10,811	—	31,164
Accrued liabilities	—	37,740	11,107	—	48,847
Tax receivable agreement liability, current portion	—	4,994	—	—	4,994
Current portion of long-term debt	—	21,935	—	—	21,935
Total current liabilities	—	143,596	43,213	—	186,809
Long-term debt, net of current portion	—	1,190,045	—	—	1,190,045
Operating lease liabilities, net of current portion	—	28,856	4,506	—	33,362
Tax receivable agreement liability, net of current portion	—	50,900	—	—	50,900
Private placement warrant liabilities	—	24,066	—	—	24,066
Asset retirement obligations	—	12,942	51	—	12,993
Due to affiliates	—	30,386	138,873	(169,259)	—
Deferred tax liabilities, net	—	—	21,149	—	21,149
Other long-term liabilities	—	5,806	69	—	5,875
Total liabilities	—	1,486,597	207,861	(169,259)	1,525,199
Total stockholders' equity	231,070	61,811	145,370	(207,181)	231,070
Total liabilities and stockholders' equity	$231,070	$1,548,408	$353,231	$(376,440)	$1,756,269

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

Year Ended December 31, 2022

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$620,605	$74,613	$—	$695,218
Product sales	—	26,675	19,705	—	46,380
Sales to affiliates	—	(1,788)	1,788	—	—
Total revenue	—	645,492	96,106	—	741,598
Cost of service revenue	—	11,047	5,283	—	16,330
Cost of product sales	—	15,507	15,425	—	30,932
Cost of sales to affiliates	—	(10)	10	—	—
Operating expenses	—	186,778	39,546	—	226,324
Selling, general and administrative expenses	—	139,565	23,568	—	163,133
Depreciation, amortization and (gain) loss on disposal of assets, net	—	119,617	20,557	—	140,174
Total costs and expenses	—	472,504	104,389	—	576,893
Income (loss) from operations	—	172,988	(8,283)	—	164,705
Income from equity investment	(92,475)	4,039	—	88,436	—
Interest expense, net	—	70,652	(1,280)	—	69,372
Change in fair value of private placement warrants	—	(14,400)	—	—	(14,400)
Tax receivable agreement liability adjustment	—	(720)	—	—	(720)
Gain on interest rate swap	—	(996)	—	—	(996)
Gain on extinguishment of debt	—	(3,005)	—	—	(3,005)
Other income, net	—	(10,794)	(1,860)	—	(12,654)
Total other (income) expenses	(92,475)	44,776	(3,140)	88,436	37,597
Income (loss) before income taxes	92,475	128,212	(5,143)	(88,436)	127,108
Income tax provision (benefit)	—	35,737	(1,104)	—	34,633
Net income (loss)	$92,475	$92,475	$(4,039)	$(88,436)	$92,475
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(7,771)	—	(7,771)
Total comprehensive income (loss)	$92,475	$92,475	$(11,810)	$(88,436)	$84,704

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Year Ended December 31, 2022

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$92,475	$92,475	$(4,039)	$(88,436)	$92,475
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	118,127	20,557	—	138,684
Amortization of deferred financing costs and discounts	—	5,472	—	—	5,472
Change in fair value of private placement warrants	—	(14,400)	—	—	(14,400)
Tax receivable agreement liability adjustment	—	(720)	—	—	(720)
Gain on interest rate swap	—	(996)	—	—	(996)
Gain on extinguishment of debt	—	(3,005)	—	—	(3,005)
Credit loss expense	—	13,744	737	—	14,481
Deferred income taxes	—	(15,473)	(1,882)	—	(17,355)
Stock-based compensation	—	16,663	—	—	16,663
Impairment on a privately-held equity investment	—	1,340	—	—	1,340
Other	—	1,654	—	—	1,654
Income from equity investment	(92,475)	4,039	—	88,436	—
Changes in operating assets and liabilities:
Accounts receivable	—	(15,445)	(2,240)	—	(17,685)
Unbilled receivables	—	(1,123)	(813)	—	(1,936)
Inventory	—	(3,510)	(6,800)	—	(10,310)
Prepaid expenses and other assets	—	529	3,777	—	4,306
Deferred revenue	—	3,433	1,158	—	4,591
Accounts payable and other current liabilities	—	2,408	4,105	—	6,513
Due to affiliates	—	7	(7)	—	—
Other liabilities	—	(581)	(854)	—	(1,435)
Net cash provided by operating activities	—	204,638	13,699	—	218,337
Cash Flows from Investing Activities:
Payment of contingent consideration	—	(647)	—	—	(647)
Purchases of installation and service parts and property and equipment	—	(39,447)	(8,739)	—	(48,186)
Cash proceeds from the sale of assets	—	241	—	—	241
Net cash used in investing activities	—	(39,853)	(8,739)	—	(48,592)
Cash Flows from Financing Activities:
Repayment on revolver	—	(25,000)	—	—	(25,000)
Repayment of long-term debt	—	(9,019)	—	—	(9,019)
Payment of debt issuance costs	—	(447)	—	—	(447)
Share repurchases and retirement	—	(125,071)	—	—	(125,071)
Proceeds from exercise of stock options	—	1,334	—	—	1,334
Payment of employee tax withholding related to RSUs vesting	—	(6,524)	—	—	(6,524)
Payment of contingent consideration	—	(205)	—	—	(205)
Net cash used in financing activities	—	(164,932)	—	—	(164,932)
Effect of exchange rate changes on cash and cash equivalents	—	—	(130)	—	(130)

Net (decrease) increase in cash, cash equivalents and restricted cash	—	(147)	4,830	—	4,683
Cash, cash equivalents and restricted cash - beginning of period	—	68,989	35,443	—	104,432
Cash, cash equivalents and restricted cash - end of period	$—	$68,842	$40,273	$—	$109,115

Verra Mobility Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

Year Ended December 31, 2022

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$63,663	$—	$—	$63,663
Income taxes paid, net of refunds	—	46,326	1,297	—	47,623
Supplemental non-cash investing and financing activities:
Additions related to asset retirement obligations, property and equipment, and other	—	946	—	—	946
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	—	10,421	—	—	10,421

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15 (e) and 15d-15(e) of the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2022, our disclosure controls and procedures are designed to ensure that information required to be disclosed in our periodic reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by our independent registered public accounting firm, Ernst & Young LLP, as stated in its report included in Item 8 of this Annual Report on Form 10-K.

Inherent Limitations on the Effectiveness of Controls

Because of inherent limitations in all control systems, no internal control over financial reporting can prevent or detect all misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financing Reporting

We fully incorporated Redflex Holdings LLC and T2 Systems into our internal control framework during the year ended December 31, 2022. Other than the remediation and transition described below, there were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting related to monitoring and control activities over the acquisition of Redflex Holdings Limited, and certain revenue and reporting controls related to a third-party service organization. Following the discovery of the material weaknesses described above, we undertook remediation measures to address such material weaknesses. Based on the implementation work and the results of testing performed, our management concluded that the material weaknesses were remediated as of December 31, 2022.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our Proxy Statement to be filed in connection with our 2023 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)
The following documents are filed as part of this Annual Report:
1.
Consolidated Financial Statements

The financial statements filed as part of this Annual Report are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

2.
Financial Statement Schedules
•
Appendix A, Schedule II – Consolidated Valuation and Qualifying Accounts

Schedules not listed above are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or notes to the consolidated financial statements under Part II, Item 8 of this Annual Report.

3.
Exhibits.

The exhibits listed below are filed as part of this Annual Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	Oct. 22, 2018

4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	Dec. 9, 2016

4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	Dec. 9, 2016

4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	Jan. 19, 2017

4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	Mar. 2, 2020

4.5	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-37979	4.5	Mar. 2, 2020

4.6	Indenture, dated as of March 26, 2021, by and among VM Consolidated, Inc., the Guarantors party thereto and Wilmington Trust, National Association as Trustee.	8-K	001-37979	4.1	Mar. 29, 2021

4.7	Form of 5.5% Senior Note Due 2029 (included in Exhibit 4.6).	8-K	001-37979	4.2	Mar. 29, 2021

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

10.2	Amended and Restated Registration Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation, Gores Sponsor II LLC, Randall Bort, William Patton, Jeffrey Rea and the stockholders of Greenlight Holding II Corporation.	8-K	001-37979	10.2	Oct. 22, 2018

10.3	Investor Rights Agreement dated October 17, 2018, by and among Verra Mobility Corporation and PE Greenlight Holdings, LLC.	8-K	001-37979	10.3	Oct. 22, 2018

10.4	Tax Receivable Agreement dated October 17, 2018, by and among Verra Mobility Corporation, the persons identified as “Stockholders” on Schedule 1 thereto, and PE Greenlight Holdings, LLC, solely in its capacity as the stockholders’ representative thereunder.	8-K	001-37979	10.4	Oct. 22, 2018

10.5	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018

10.6	Amendment No. 1 to Revolving Credit Agreement, dated as of July 24, 2018, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.7	Oct. 22, 2018

10.7	Amendment No. 2 to Revolving Credit Agreement, dated as of October 29, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	10-K	001-37979	10.7	April 22, 2022

10.8	Amendment No. 3 to Revolving Credit Agreement, dated as of December 20, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as	8-K	001-37979	10.1	Dec. 20, 2021

	Administrative Agent and Collateral Agent.

10.9	Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Mar. 29, 2021

10.10	Amendment No. 1 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 7, 2021

10.11#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.	10-Q	001-37979	10.3	May 17, 2021

10.12#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Patricia Chiodo.	10-Q	001-37979	10.4	May 17, 2021

10.13#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and Rebecca Collins.	10-Q	001-37979	10.5	May 17, 2021

10.14#	Executive Employment Agreement by and between VM Consolidated, Inc. and Steven Lalla, dated as of January 31, 2021.	10-K	001-37979	10.15	Mar. 1, 2021

10.15#	Executive Employment Agreement by and between VM Consolidated, Inc. and Craig Conti, dated as of January 29, 2022.	10-K	001-37979	10.15	April 22, 2022

10.16#	Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.17	Oct. 22, 2018

10.17#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.18#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

10.19#	Form of Greenlight Holding Corporation 2018 Participation Plan Termination Agreement.	8-K	001-37979	10.20	Oct. 22, 2018

10.20#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019

10.21#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020

10.22#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020

10.23#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020

10.24#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020

10.25#	Amended and Restated Verra Mobility Corporation Short-Term Incentive Plan.	8-K	001-37979	10.1	April 28, 2022

10.26#	Verra Mobility Corporation Non-Employee Director Compensation Policy.					X

10.27#	Separation and Release Agreement, between Patricia Chiodo and Verra Mobility Corporation, dated April 11, 2022.	10-Q	001-37979	10.1	May 9, 2022

10.28#	Form of Notice of Grant of Performance Share Units and Award Agreement under the Verra mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	June 1, 2022

10.29#	Separation and Release Agreement, between Rebecca Collins and Verra Mobility Corporation, dated August 29, 2022.	10-Q	001-37979	10.1	Nov. 2, 2022

10.30#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Baldwin, dated as of January 16, 2022.					X

10.31#	Amended and Restated Executive Employment Agreement by and between VM Consolidated, Inc. and Adam Blake, dated as of October 20, 2021.					X

10.32#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Keyser, dated as of November 8, 2022.					X

10.33#	Form of Notice of Grant of Restricted Stock Units (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	Feb. 17, 2023

10.34#	Form of Notice of Grant of Restricted Stock Units (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.2	Feb. 17, 2023

10.35#	Form of Notice of Grant of Stock Option (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.3	Feb. 17, 2023

10.36#	Form of Notice of Grant of Stock Option (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.4	Feb. 17, 2023

10.37#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.5	Feb. 17, 2023

10.38#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.6	Feb. 17, 2023

10.39#	Verra Mobility Corporation Second Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.7	Feb. 17, 2023

21.1	List of Subsidiaries.					X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature pages herein).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

99.1	Verra Mobility Insider Trading Policy.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

VERRA MOBILITY CORPORATION

Date: March 1, 2023	By:	/s/ David Roberts
David Roberts
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints David Roberts and Craig Conti, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	March 1, 2023
David Roberts	(Principal Executive Officer)

/s/ Craig Conti	Chief Financial Officer	March 1, 2023
Craig Conti	(Principal Financial and Accounting Officer)

/s/ Patrick Byrne	Director	March 1, 2023
Patrick Byrne

/s/ Douglas Davis	Director	March 1, 2023
Douglas Davis

/s/ Sarah Farrell	Director	March 1, 2023
Sarah Farrell

/s/ Michael Huerta	Director	March 1, 2023
Michael Huerta

/s/ John Rexford	Director	March 1, 2023
John Rexford

/s/ Cynthia Russo	Director	March 1, 2023
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020

	Beginning	Charged/Credited to	Charged to Other	Charges Utilized/	Ending
($ in thousands)	Balance	Net Income (Loss)	Account	Write-offs	Balance
Allowance for Credit Losses
Year Ended December 31, 2022	$12,138	$14,481	$—	$(10,712)	$15,907
Year Ended December 31, 2021	11,471	9,588	—	(8,921)	12,138
Year Ended December 31, 2020 (1)	8,456	14,391	—	(11,376)	11,471

Tax Valuation Allowance
Year Ended December 31, 2022	$3,785	$2,438	$63	$(1,023)	$5,263
Year Ended December 31, 2021	3,422	363	—	—	3,785
Year Ended December 31, 2020	2,564	858	—	—	3,422

(1)
This includes a $0.8 million increase to the beginning balance of allowance for credit losses as a result of adopting the credit loss standard.