Form 10-Q
period 2023-03-31
VERRA MOBILITY Corp
filed 2023-05-04
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 150,391,591 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2023

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

Factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements include, among other things:

•
customer concentration in our Commercial Services and Government Solutions segments;
•
our ability to manage our substantial level of indebtedness;
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
•
decreased interest in outsourcing from our customers;
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
•
risks and uncertainties related to our share repurchase program;
•
our reliance on a limited number of third-party vendors and service providers;
•
our ability to maintain an effective system of internal controls;
•
risks and uncertainties related to litigation, disputes and regulatory investigations;
•
our ability to properly perform under our contracts and otherwise satisfy our customers; and
•
the impact of COVID-19 on our business and results of operations.

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, verramobility.com, under the heading “Investors” immediately after they are filed with, or furnished to, the SEC. We use our Investor Relations website, ir.verramobility.com, as a means of disclosing information, which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our Investor Relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Quarterly Report on Form 10-Q or any other report or document we file with the SEC. Any reference to our website in this Form 10-Q is intended to be an inactive textual reference only.

Unless the context indicates otherwise, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” as used in this Quarterly Report on Form 10-Q refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole.

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share data)	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$64,267	$105,204
Restricted cash	3,550	3,911
Accounts receivable (net of allowance for credit losses of $16.5 million and $15.9 million at March 31, 2023 and December 31, 2022, respectively)	178,251	163,786
Unbilled receivables	34,184	30,782
Inventory	18,923	19,307
Prepaid expenses and other current assets	33,258	39,604
Total current assets	332,433	362,594
Installation and service parts, net	26,481	22,923
Property and equipment, net	111,376	109,775
Operating lease assets	38,012	37,593
Intangible assets, net	355,678	377,420
Goodwill	834,299	833,480
Other non-current assets	12,612	12,484
Total assets	$1,710,891	$1,756,269
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$71,475	$79,869
Deferred revenue	31,105	31,164
Accrued liabilities	52,044	48,847
Tax receivable agreement liability, current portion	4,994	4,994
Current portion of long-term debt	9,019	21,935
Total current liabilities	168,637	186,809
Long-term debt, net of current portion	1,140,712	1,190,045
Operating lease liabilities, net of current portion	33,338	33,362
Tax receivable agreement liability, net of current portion	50,900	50,900
Private placement warrant liabilities	38,667	24,066
Asset retirement obligations	13,411	12,993
Deferred tax liabilities, net	20,920	21,149
Other long-term liabilities	7,198	5,875
Total liabilities	1,473,783	1,525,199
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	15	15
Common stock contingent consideration	36,575	36,575
Additional paid-in capital	306,974	305,423
Accumulated deficit	(93,501)	(98,078)
Accumulated other comprehensive loss	(12,955)	(12,865)
Total stockholders' equity	237,108	231,070
Total liabilities and stockholders' equity	$1,710,891	$1,756,269

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
($ in thousands, except per share data)	2023	2022
Service revenue	$184,698	$161,134
Product sales	7,205	9,251
Total revenue	191,903	170,385
Cost of service revenue	4,230	3,779
Cost of product sales	5,383	5,995
Operating expenses	61,843	51,063
Selling, general and administrative expenses	40,013	41,635
Depreciation, amortization and (gain) loss on disposal of assets, net	30,333	35,907
Total costs and expenses	141,802	138,379
Income from operations	50,101	32,006
Interest expense, net	22,687	14,279
Change in fair value of private placement warrants	14,601	3,734
Loss on interest rate swap	2,798	—
Loss on extinguishment of debt	1,349	—
Other income, net	(3,756)	(2,866)
Total other expenses	37,679	15,147
Income before income taxes	12,422	16,859
Income tax provision	7,845	6,819
Net income	$4,577	$10,040
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(90)	2,708
Total comprehensive income	$4,487	$12,748
Net income per share:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06
Weighted average shares outstanding:
Basic	149,165	156,130
Diluted	153,129	160,749

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2023
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	4,577	—	4,577
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	313	—	—	—	—	—	—
Exercise of stock options	53	—	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(2,526)	—	—	(2,526)
Exercise of public warrants	633	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,378	—	—	3,378
Other comprehensive loss, net of tax	—	—	—	—	—	(90)	(90)
Balance as of March 31, 2023	149,961	$15	$36,575	$306,974	$(93,501)	$(12,955)	$237,108

For the Three Months Ended March 31, 2022

Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	10,040	—	10,040
Vesting of RSUs	154	—	—	—	—	—	—
Exercise of stock options	7	—	—	93	—	—	93
Payment of employee tax withholding related to RSUs vesting	—	—	—	(1,436)	—	—	(1,436)
Stock-based compensation	—	—	—	4,446	—	—	4,446
Other comprehensive income, net of tax	—	—	—	—	—	2,708	2,708
Balance as of March 31, 2022	156,240	$16	$36,575	$312,986	$(71,376)	$(2,386)	$275,815

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$4,577	$10,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,309	35,675
Amortization of deferred financing costs and discounts	1,277	1,306
Change in fair value of private placement warrants	14,601	3,734
Loss on interest rate swap	1,552	—
Loss on extinguishment of debt	1,349	—
Credit loss expense	1,697	3,505
Deferred income taxes	(2,249)	(18,771)
Stock-based compensation	3,378	4,446
Other	8	354
Changes in operating assets and liabilities:
Accounts receivable	(16,222)	(14,300)
Unbilled receivables	(3,464)	(10,265)
Inventory	180	(5,722)
Prepaid expenses and other assets	6,232	8,235
Deferred revenue	95	46
Accounts payable and other current liabilities	(4,291)	(477)
Other liabilities	6,188	13,441
Net cash provided by operating activities	45,217	31,247
Cash Flows from Investing Activities:
Payment of contingent consideration	—	(412)
Payments for interest rate swap	(1,246)	—
Purchases of installation and service parts and property and equipment	(18,372)	(11,478)
Cash proceeds from the sale of assets	34	25
Net cash used in investing activities	(19,584)	(11,865)
Cash Flows from Financing Activities:
Repayment on the revolver	—	(25,000)
Repayment of long-term debt	(64,755)	(2,255)
Payment of debt issuance costs	(44)	(54)
Proceeds from the exercise of stock options	699	93
Payment of employee tax withholding related to RSUs and PSUs vesting	(2,526)	(1,436)
Net cash used in financing activities	(66,626)	(28,652)
Effect of exchange rate changes on cash and cash equivalents	(305)	2,231
Net decrease in cash, cash equivalents and restricted cash	(41,298)	(7,039)
Cash, cash equivalents and restricted cash - beginning of period	109,115	104,432
Cash, cash equivalents and restricted cash - end of period	$67,817	$97,393

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental cash flow information:
Interest paid	$17,064	$8,188
Income taxes paid, net of refunds	2,631	1,147
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	5,179	4,057

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”) offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Canada and Europe. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 14. Segment Reporting).

The Company’s Commercial Services segment offers toll and violation management solutions for the commercial fleet and rental car industries by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable fleet drivers and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. Approximately 64% of toll roads in the United States have transitioned to cashless or all-electronic payment. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals, rental car companies and fleet management companies. In Europe, the Company provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.

The Company’s Government Solutions segment offers photo enforcement solutions and services to its customers. The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations for this segment primarily involve the sale of traffic enforcement products and related maintenance services.

The Company’s Parking Solutions segment offers an integrated suite of parking software and hardware solutions to its customers, which include universities, municipalities, healthcare facilities and commercial parking operators. This segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. It also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

The Company was originally incorporated in Delaware on August 15, 2016, under the name “Gores Holdings II, Inc.” (“Gores”) as a special purpose acquisition company. On January 19, 2017, Gores consummated its initial public offering (the “IPO”), following which its shares began trading on Nasdaq. On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC (the “Platinum Stockholder”), AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores, and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, the Company consummated the transactions contemplated by the Merger Agreement (the “Business Combination”) and changed its name to “Verra Mobility Corporation.” As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions include those related to allocating the transaction price for revenue recognition, inventory valuation, allowance for credit losses, fair value of the private placement warrant liabilities, fair value of the interest rate swap, self-insurance liability, valuation allowance on deferred tax assets, uncertain tax positions, apportionment for state income taxes, the tax receivable agreement liability, fair value of privately-held securities, impairment assessments of goodwill, intangible assets and other long-lived assets, asset retirement obligations, contingent consideration and the recognition and measurement of loss contingencies.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended March 31,
	2023	2022
City of New York Department of Transportation	17.8%	19.3%

The City of New York Department of Transportation (“NYCDOT”) represented 26% and 22% of total accounts receivable, net as of March 31, 2023 and December 31, 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended March 31,
	2023	2022
Hertz Corporation	11.2%	11.1%
Avis Budget Group, Inc.	12.7%	11.4%
Enterprise Holdings, Inc.	10.1%	9.0%

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the three months ended March 31, 2023 and 2022, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2023	$9,600	$1,577	$4,573	$157	$15,907
Credit loss expense	3,033	(467)	(839)	(30)	1,697
Write-offs, net of recoveries	(972)	5	—	(168)	(1,135)
Balance at March 31, 2023	$11,661	$1,115	$3,734	$(41)	$16,469

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	2,868	246	232	159	3,505
Write-offs, net of recoveries	(1,221)	(15)	—	(108)	(1,344)
Balance at March 31, 2022	$7,044	$3,323	$3,881	$51	$14,299

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of March 31, 2023 increased compared to the prior year due to increased revenue that impacted the volume of transactions as a result of recovery from COVID-19.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $16.0 million and $12.2 million of deferred revenue in the Government Solutions segment as of March 31, 2023 and December 31, 2022, respectively. The majority of the remaining performance obligations as of March 31, 2023 are expected to be completed and recognized as revenue in the next 12 months and $5.9 million is expected to be recognized between 2024 through 2027. The Company had approximately $18.0 million and $21.2 million of deferred revenue in the Parking Solutions segment as of March 31, 2023 and December 31, 2022, respectively. The majority of the remaining performance obligations as of March 31, 2023 are expected to be completed and recognized as revenue in the next 12 months and $0.8 million is expected to be recognized after March 31, 2024.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate “SOFR”, as discussed below) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675.0 million. The Company has the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash payments are recorded in the condensed consolidated statements of operations within the loss on interest rate swap line item.

The Company recorded a $2.8 million loss during the three months ended March 31, 2023, of which approximately $1.6 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $1.2 million relates to the monthly cash payments. The effect of remeasurement to fair value is recorded within the operating activities section and the monthly cash payments are recorded within the investing activities section, respectively, in the condensed consolidated statements of cash flows. See below for further discussion on the fair value measurement of the interest rate swap, and Note 6, Long-term Debt, for additional information on the Company's mix of fixed and variable debt.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the upcoming cessation of LIBOR. As a result, the Company adopted the standard and elected to apply the optional expedients which enable it to consider the new interest rate as a continuation of the existing loan agreement and account for it prospectively. The adoption of this standard did not have a material impact to the condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2023	December 31, 2022
Prepaid services	$9,762	$9,171
Prepaid tolls	8,544	9,978
Prepaid computer maintenance	4,871	5,492
Costs to fulfill a customer contract	4,413	3,193
Prepaid insurance	2,254	3,112
Prepaid income taxes	1,424	4,629
Deposits	1,665	2,057
Other	325	1,972
Total prepaid expenses and other current assets	$33,258	$39,604

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2022	$419,720	$214,618	$199,142	$833,480
Foreign currency translation adjustment	1,036	(217)	—	819
Balance at March 31, 2023	$420,756	$214,401	$199,142	$834,299

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2023			December 31, 2022
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.4 years	$36,165	$32,447	0.4 years	$36,151	$32,233
Non-compete agreements	zero	62,541	62,541	0.1 years	62,529	60,926
Customer relationships	5.3 years	557,968	242,731	5.5 years	557,570	227,102
Developed technology	1.1 years	201,337	164,614	1.2 years	201,548	160,117
Gross carrying value of intangible assets		858,011	$502,333		857,798	$480,378
Less: accumulated amortization		(502,333)			(480,378)
Intangible assets, net		$355,678			$377,420

Amortization expense was $22.0 million and $27.3 million for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2023	$55,704
2024	66,919
2025	64,221
2026	57,232
2027	28,328
Thereafter	83,274
Total	$355,678

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2023	December 31, 2022
Accrued salaries and wages	$12,484	$19,109
Accrued interest payable	9,080	4,459
Current deferred tax liabilities	7,559	7,559
Current portion of operating lease liabilities	6,869	6,355
Income tax payable	3,794	269
Restricted cash due to customers	3,196	3,541
Payroll liabilities	3,293	2,136
Current portion of interest rate swap liability	1,413	977
Other	4,356	4,442
Total accrued liabilities	$52,044	$48,847

6. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	March 31, 2023	December 31, 2022
2021 Term Loan, due 2028	$821,351	$886,106
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(4,987)	(5,637)
Less: unamortized deferred financing costs	(16,633)	(18,489)
Total long-term debt	1,149,731	1,211,980
Less: current portion of long-term debt	(9,019)	(21,935)
Total long-term debt, net of current portion	$1,140,712	$1,190,045

2021 Term Loan and Senior Notes

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $650.0 million, maturing on March 26, 2028, and an accordion feature providing for an additional $250.0 million of term loans, subject to satisfaction of certain requirements. In connection with the 2021 Term Loan, the Company had an offering discount cost of $3.3 million and $0.7 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan.

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

The net proceeds from both the 2021 Term Loan and the Senior Notes were used in March 2021 to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement with a balance of $865.6 million.

In December 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund an acquisition in December 2021. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan was combined with the 2021 Term Loan to be a single tranche of term loan borrowings.

During the three months ended March 31, 2023, the Company made early repayments of $62.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $821.4 million as of March 31, 2023. The Company recognized a loss on extinguishment of debt of $1.3 million related to the write-off of pre-existing deferred financing costs and discounts.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the upcoming cessation of LIBOR. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. The Company has applied the optional expedients in ASC 848, Reference Rate Reform, and elected to treat the interest rate transition to Term SOFR as a continuation of the existing loan agreement and account for it prospectively. As of March 31, 2023, the new all-in interest rate on the 2021 Term Loan was 8.17%.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of March 31, 2023 or December 31, 2022. The availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit at March 31, 2023.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of March 31, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At March 31, 2023, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $22.7 million and $14.3 million for the three months ended March 31, 2023 and 2022, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.4% and 7.0% at March 31, 2023 and December 31, 2022, respectively.

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long-term debt was calculated based upon available market information. The carrying value and the estimated fair value of long-term debt are as follows:

	Level in	March 31, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$803,948	$823,405	$866,365	$883,891
Senior Notes	2	345,783	313,250	345,615	313,250

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	March 31, 2023	December 31, 2022
Stock price	$16.92	$13.83
Strike price	$11.50	$11.50
Volatility	34.0%	44.0%
Remaining life (in years)	0.6	0.8
Risk-free interest rate	4.91%	4.74%
Expected dividend yield	0.0%	0.0%
Estimated fair value	$5.80	$3.61

The Company is exposed to valuation risk on these Level 3 financial instruments. The risk of exposure is estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that is the most susceptible to valuation risk. A 5% increase to the volatility input at March 31, 2023 would increase the estimated fair value by $0.06 per unit. A 5% decrease to the volatility input at March 31, 2023 would decrease the estimated fair value by $0.04 per unit. The following summarizes the changes in fair value of private placement warrant liabilities included in net income for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Beginning balance	$24,066	$38,466
Change in fair value of private placement warrants	14,601	3,734
Ending balance	$38,667	$42,200

The Company has an equity investment measured at cost with a carrying value of $2.0 million as of March 31, 2023, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the three months ended March 31, 2023.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and is classified within level 2 of the fair value hierarchy. The below presents the changes in fair value of the interest rate swap in the gross balances included within other non-current assets and accrued liabilities for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Other non-current assets
Beginning balance	$1,973	$—
Change in fair value of interest rate swap	(1,116)	—
Ending balance	$857	$—

Accrued liabilities
Beginning balance	$977	$—
Change in fair value of interest rate swap	436	—
Ending balance	$1,413	$—

For additional information on the interest rate swap, refer to Note 2. Significant Accounting Policies.

8. Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net income per share is calculated by adjusting the weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

The components of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net income	$4,577	$10,040
Denominator:
Weighted average shares - basic	149,165	156,130
Common stock equivalents	3,964	4,619
Weighted average shares - diluted	153,129	160,749
Net income per share - basic	$0.03	$0.06
Net income per share - diluted	$0.03	$0.06
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares (1)	5,000	5,000
Private placement warrants	6,667	6,667
Non-qualified stock options	1,141	710
Performance share units	110	—
Restricted stock units	369	32
Total antidilutive shares excluded	13,287	12,409

(1) Contingently issuable shares relate to the earn-out agreement as discussed in Note 12, Other Significant Transactions.

9. Income Taxes

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

The Company’s effective income tax rate was 63.2% and 40.4% for the three months ended March 31, 2023 and 2022, respectively. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the private placement warrants.

The total amount of unrecognized tax benefits increased by $0.2 million during the three months ended March 31, 2023 primarily due to prior year tax positions. As of March 31, 2023, the total amount of unrecognized tax benefits was $11.4 million, of which $2.8 million would affect our effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of March 31, 2023, the Company had $0.7 million accrued for the payment of interest and penalties.

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

10. Stockholders’ Equity

Warrants

As of March 31, 2023, there were 18,092,120 warrants outstanding to acquire shares of the Company’s Class A Common Stock, including (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) and (ii) the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”).

During the three months ended March 31, 2023, the Company processed the exercise of approximately 1.9 million Public Warrants on a cashless basis in exchange for 632,745 shares of Class A Common Stock. Subsequent to March 31, 2023, there were an additional 1.4 million Public Warrants exercised on a cashless basis in exchange for 424,877 shares of Class A Common Stock. Warrantholders were permitted to exercise on a cashless basis during a period when there was not an effective registration statement available for the resale of the shares underlying the warrants. The Company's most recent registration statement became effective April 19, 2023.

The Warrants have a five-year term and will expire in October 2023, or earlier upon redemption or liquidation. The Company may redeem the outstanding Public Warrants at a price of $0.01 per warrant, if the last sale price of its Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day before it sends the notice of redemption to the Warrant holders. The Private Placement Warrants, however, are nonredeemable so long as they are held by Gores Sponsor II, LLC or its permitted transferees.

Share Repurchase Program

In November 2022, the Company's Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A Common Stock over an 18-month period in open market, accelerated share repurchase or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act. The Company has not yet repurchased shares under this program.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Operating expenses	$332	$214
Selling, general and administrative expenses	3,046	4,232
Total stock-based compensation expense	$3,378	$4,446

The decrease in stock-based compensation expense of $1.1 million during the three months ended March 31, 2023 as compared to the 2022 period is primarily due to accelerated vesting of RSUs granted to an executive officer as part of a separation agreement during the three months ended March 31, 2022.

12. Other Significant Transactions

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

At March 31, 2023, the TRA liability was approximately $55.9 million of which $5.0 million was the current portion and $50.9 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheet.

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

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $36.6 million remains contingently issuable as of March 31, 2023. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts. Any contingently issuable shares not issued as a result of a Triggering Event not being attained by the end of the earn-out period will be canceled.

On April 26, 2019 and on January 27, 2020, the Triggering Events for the issuance of the first and second tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00 and $15.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 5,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $36.6 million, with a corresponding decrease to the common stock contingent consideration account. At March 31, 2023, the potential future Earn-Out Shares issuable are between zero and 5.0 million.

13. Commitments and Contingencies

The Company has $2.0 million of bank guarantees at March 31, 2023 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at March 31, 2023 were $21.1 million. The majority of these outstanding commitments are expected to be incurred in 2023, and approximately $3.5 million is expected to be incurred between 2024 and 2025.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (“City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. Merits discovery in the trial court is underway. No trial date has been set. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

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

During the third quarter of 2022, the Company changed its measure of segment profit to include loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income line items below. The comparable prior period has been recast to conform to the revised presentation although the impact of this revision to previously reported segment profit was not material.

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended March 31, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$85,639	$83,233	$15,826	$—	$184,698
Product sales	—	2,690	4,515	—	7,205
Total revenue	85,639	85,923	20,341	—	191,903
Cost of service revenue	483	511	3,236	—	4,230
Cost of product sales	—	1,714	3,669	—	5,383
Operating expenses	19,865	37,604	4,042	—	61,511
Selling, general and administrative expenses	15,452	14,640	6,548	—	36,640
Loss on disposal of assets, net	—	24	—	—	24
Other income, net	(3,717)	(35)	(4)	—	(3,756)
Segment profit	$53,556	$31,465	$2,850	$—	$87,871
Segment profit	$53,556	$31,465	$2,850	$—	$87,871
Depreciation and amortization	—	—	—	30,309	30,309
Transaction and other related expenses	—	—	—	268	268
Transformation expenses	—	—	—	59	59
Change in fair value of private placement warrants	—	—	—	14,601	14,601
Loss on interest rate swap	—	—	—	2,798	2,798
Loss on extinguishment of debt	—	—	—	1,349	1,349
Stock-based compensation	—	—	—	3,378	3,378
Interest expense, net	—	—	—	22,687	22,687
Income before income taxes	$53,556	$31,465	$2,850	$(75,449)	$12,422

	For the Three Months Ended March 31, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$73,465	$73,224	$14,445	$—	$161,134
Product sales	—	5,604	3,647	—	9,251
Total revenue	73,465	78,828	18,092	—	170,385
Cost of service revenue	602	473	2,704	—	3,779
Cost of product sales	—	3,727	2,268	—	5,995
Operating expenses	15,947	32,391	2,511	—	50,849
Selling, general and administrative expenses	13,263	16,443	7,395	—	37,101
Loss (gain) on disposal of assets, net	—	241	(9)	—	232
Other (income) expense, net	(2,955)	72	17	—	(2,866)
Segment profit	$46,608	$25,481	$3,206	$—	$75,295
Segment profit	$46,608	$25,481	$3,206	$—	$75,295
Depreciation and amortization	—	—	—	35,675	35,675
Transaction and other related expenses	—	—	—	216	216
Transformation expenses	—	—	—	86	86
Change in fair value of private placement warrants	—	—	—	3,734	3,734
Stock-based compensation	—	—	—	4,446	4,446
Interest expense, net	—	—	—	14,279	14,279
Income before income taxes	$46,608	$25,481	$3,206	$(58,436)	$16,859

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $7.2 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Australia	$9,701	$7,782
Canada	7,221	8,588
United Kingdom	6,736	6,207
All other	688	652
Total international revenues	$24,346	$23,229

15. Guarantor/Non-Guarantor Financial Information

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

The following financial information presents the condensed consolidated balance sheets as of March 31, 2023 and the related condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and the condensed consolidated statement of cash flows for the three months ended March 31, 2023 for the Company, the combined guarantor subsidiaries and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at March 31, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$24,559	$39,708	$—	$64,267
Restricted cash	—	3,475	75	—	3,550
Accounts receivable (net of allowance for credit losses of $16.5 million )	—	162,152	16,099	—	178,251
Unbilled receivables	—	29,351	4,833	—	34,184
Investment in subsidiary	67,849	136,773	—	(204,622)	—
Inventory	—	2,032	16,891	—	18,923
Prepaid expenses and other current assets	—	25,505	7,753	—	33,258
Total current assets	67,849	383,847	85,359	(204,622)	332,433
Installation and service parts, net	—	26,481	—	—	26,481
Property and equipment, net	—	92,766	18,610	—	111,376
Operating lease assets	—	31,457	6,555	—	38,012
Intangible assets, net	—	258,452	97,226	—	355,678
Goodwill	—	689,697	144,602	—	834,299
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	9,918	2,694	—	12,612
Total assets	$237,108	$1,492,618	$355,046	$(373,881)	$1,710,891
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$50,479	$20,996	$—	$71,475
Deferred revenue	—	17,213	13,892	—	31,105
Accrued liabilities	—	40,542	11,502	—	52,044
Tax receivable agreement liability, current portion	—	4,994	—	—	4,994
Current portion of long-term debt	—	9,019	—	—	9,019
Total current liabilities	—	122,247	46,390	—	168,637
Long-term debt, net of current portion	—	1,140,712	—	—	1,140,712
Operating lease liabilities, net of current portion	—	29,122	4,216	—	33,338
Tax receivable agreement liability, net of current portion	—	50,900	—	—	50,900
Private placement warrant liabilities	—	38,667	—	—	38,667
Due to affiliates	—	22,647	146,612	(169,259)	—
Asset retirement obligations	—	13,322	89	—	13,411
Deferred tax liabilities, net	—	—	20,920	—	20,920
Other long-term liabilities	—	7,152	46	—	7,198
Total liabilities	—	1,424,769	218,273	(169,259)	1,473,783
Total stockholders' equity	237,108	67,849	136,773	(204,622)	237,108
Total liabilities and stockholders' equity	$237,108	$1,492,618	$355,046	$(373,881)	$1,710,891

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$164,369	$20,329	$—	$184,698
Product sales	—	3,188	4,017	—	7,205
Sales to affiliates	—	(1,472)	1,472	—	—
Total revenue	—	166,085	25,818	—	191,903
Cost of service revenue	—	3,148	1,082	—	4,230
Cost of product sales	—	1,434	3,949	—	5,383
Cost of sales to affiliates	—	(438)	438	—	—
Operating expenses	—	51,620	10,223	—	61,843
Selling, general and administrative expenses	—	35,046	4,967	—	40,013
Depreciation, amortization and (gain) loss on disposal of assets, net	—	25,171	5,162	—	30,333
Total costs and expenses	—	115,981	25,821	—	141,802
Income (loss) from operations	—	50,104	(3)	—	50,101
Income from equity investment	(4,577)	(417)	—	4,994	—
Interest expense, net	—	22,697	(10)	—	22,687
Change in fair value of private placement warrants	—	14,601	—	—	14,601
Loss on interest rate swap	—	2,798	—	—	2,798
Loss on extinguishment of debt	—	1,349	—	—	1,349
Other income, net	—	(3,466)	(290)	—	(3,756)
Total other (income) expenses	(4,577)	37,562	(300)	4,994	37,679
Income before income taxes	4,577	12,542	297	(4,994)	12,422
Income tax provision (benefit)	—	7,965	(120)	—	7,845
Net income	$4,577	$4,577	$417	$(4,994)	$4,577
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	(90)	—	(90)
Total comprehensive income	$4,577	$4,577	$327	$(4,994)	$4,487

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$4,577	$4,577	$417	$(4,994)	$4,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	25,147	5,162	—	30,309
Amortization of deferred financing costs and discounts	—	1,277	—	—	1,277
Change in fair value of private placement warrants	—	14,601	—	—	14,601
Loss on interest rate swap	—	1,552	—	—	1,552
Loss on extinguishment of debt	—	1,349	—	—	1,349
Credit loss expense	—	1,649	48	—	1,697
Deferred income taxes	—	(1,663)	(586)	—	(2,249)
Stock-based compensation	—	3,378	—	—	3,378
Other	—	7	1	—	8
Income from equity investment	(4,577)	(417)	—	4,994	—
Changes in operating assets and liabilities:
Accounts receivable	—	(11,920)	(4,302)	—	(16,222)
Unbilled receivables	—	(4,007)	543	—	(3,464)
Inventory	—	(113)	293	—	180
Prepaid expenses and other assets	—	7,262	(1,030)	—	6,232
Deferred revenue	—	(3,140)	3,235	—	95
Accounts payable and other current liabilities	—	(4,236)	(55)	—	(4,291)
Due to affiliates	—	915	(915)	—	—
Other liabilities	—	6,424	(236)	—	6,188
Net cash provided by operating activities	—	42,642	2,575	—	45,217
Cash Flows from Investing Activities:
Payments for interest rate swap	—	(1,246)	—	—	(1,246)
Purchases of installation and service parts and property and equipment	—	(15,612)	(2,760)	—	(18,372)
Cash proceeds from the sale of assets	—	34	—	—	34
Net cash used in investing activities	—	(16,824)	(2,760)	—	(19,584)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(64,755)	—	—	(64,755)
Payment of debt issuance costs	—	(44)	—	—	(44)
Proceeds from the exercise of stock options	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	(2,526)	—	—	(2,526)
Net cash used in financing activities	—	(66,626)	—	—	(66,626)
Effect of exchange rate changes on cash and cash equivalents	—	—	(305)	—	(305)
Net decrease in cash, cash equivalents and restricted cash	—	(40,808)	(490)	—	(41,298)
Cash, cash equivalents and restricted cash - beginning of period	—	68,842	40,273	—	109,115
Cash, cash equivalents and restricted cash - end of period	$—	$28,034	$39,783	$—	$67,817

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2023

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$17,064	$—	$—	$17,064
Income taxes paid, net of refunds	—	2,503	128	—	2,631
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	5,179	—	—	5,179

16. Subsequent Event

On May 2, 2023, the Company made an early repayment of $10.0 million on its 2021 Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report on Form 10-K for the year ended December 31, 2022, and our financial statements included in Part I, Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Please also refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Business Overview

We are a leading provider of smart mobility technology solutions throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including fleet owners such as rental car companies (“RACs”) and fleet management companies (“FMCs”), governments, universities, healthcare facilities, commercial parking operators and other violation-issuing authorities. Our vision is to develop and use technology and data intelligence to make transportation safer, smarter and more connected.

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically and expand offerings into adjacent markets through innovation or acquisition. During the periods presented, we:

•
Increased total revenue by $21.5 million, or 12.6%, from $170.4 million in the three months ended March 31, 2022 to $191.9 million in same period in 2023. The increase was mainly due to service revenue resulting from increased travel volume and higher adoption of the all-inclusive product offering in the Commercial Services segment and expansion of speed programs in the Government Solutions segment.
•
Generated cash flows from operating activities of $45.2 million and $31.2 million for the three months ended March 31, 2023 and 2022, respectively. Our cash on hand was $64.3 million as of March 31, 2023.
•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, made early repayments totaling $62.5 million on our 2021 Term Loan during the three months ended March 31, 2023.

Segment Information

We have three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for RACs and FMCs in North America. In Europe, we provide tolling and violations processing services.
•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. The international operations primarily involve the sale of traffic enforcement products and related maintenance services.
•
Our Parking Solutions segment provides an integrated suite of parking software and hardware solutions to universities, municipalities, healthcare facilities and commercial parking operators in the United States and Canada.

Segment performance is based on revenues and income from operations before depreciation, amortization, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

During the third quarter of 2022, we changed our measure of segment profit to include loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income, net line items. The comparable prior period has been recast to conform to the revised presentation, although the impact of this revision to previously reported segment profit was not material. See Note 14, Segment Reporting.

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

Loss on Interest Rate Swap. Loss on interest rate swap relates to the loss associated with the derivative instrument re-measured to fair value at the end of the reporting period and the related periodic cash payments.

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of the write-off of pre-existing original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards, gains or losses on foreign currency transactions and other non-operating expenses.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue	$184,698	$161,134	96.2%	94.6%	$23,564	14.6%
Product sales	7,205	9,251	3.8%	5.4%	(2,046)	(22.1)%
Total revenue	191,903	170,385	100.0%	100.0%	21,518	12.6%
Cost of service revenue	4,230	3,779	2.2%	2.2%	451	11.9%
Cost of product sales	5,383	5,995	2.8%	3.5%	(612)	(10.2)%
Operating expenses	61,843	51,063	32.2%	30.0%	10,780	21.1%
Selling, general and administrative expenses	40,013	41,635	20.9%	24.4%	(1,622)	(3.9)%
Depreciation, amortization and (gain) loss on disposal of assets, net	30,333	35,907	15.8%	21.1%	(5,574)	(15.5)%
Total costs and expenses	141,802	138,379	73.9%	81.2%	3,423	2.5%
Income from operations	50,101	32,006	26.1%	18.8%	18,095	56.5%
Interest expense, net	22,687	14,279	11.8%	8.4%	8,408	58.9%
Change in fair value of private placement warrants	14,601	3,734	7.6%	2.2%	10,867	291.0%
Loss on interest rate swap	2,798	—	1.5%	—	2,798	n/a
Loss on extinguishment of debt	1,349	—	0.7%	—	1,349	n/a
Other income, net	(3,756)	(2,866)	(2.0)%	(1.7)%	(890)	31.1%
Total other expenses	37,679	15,147	19.6%	8.9%	22,532	148.8%
Income before income taxes	12,422	16,859	6.5%	9.9%	(4,437)	(26.3)%
Income tax provision	7,845	6,819	4.1%	4.0%	1,026	15.0%
Net income	$4,577	$10,040	2.4%	5.9%	$(5,463)	(54.4)%

Service Revenue. Service revenue increased by $23.6 million, or 14.6%, to $184.7 million for the three months ended March 31, 2023 from $161.1 million for the three months ended March 31, 2022, representing 96.2% and 94.6% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue
Commercial Services	$85,639	$73,465	44.6%	43.1%	$12,174	16.6%
Government Solutions	83,233	73,224	43.4%	43.0%	10,009	13.7%
Parking Solutions	15,826	14,445	8.2%	8.5%	1,381	9.6%
Total service revenue	$184,698	$161,134	96.2%	94.6%	$23,564	14.6%

Commercial Services service revenue increased by $12.2 million, or 16.6%, from $73.5 million for the three months ended March 31, 2022 to $85.6 million for the three months ended March 31, 2023. The increase was primarily due to increased travel volume and related tolling activity compared to the prior year which was still recovering from the COVID-19 pandemic, especially during January and February of 2022. An increase in the volume of tolls incurred by RAC vehicles along with the continued adoption of the all-inclusive fee structure, shifting from an incidental or daily usage rate by our large RAC customers, contributed to a $8.8 million growth in revenue. In addition, the increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $1.6 million growth in revenue during the three months ended March 31, 2023, compared to the same period in 2022.

Government Solutions service revenue increased by $10.0 million to $83.2 million for the three months ended March 31, 2023 compared to $73.2 million in the same period in 2022. The increase was primarily driven by the expansion of speed programs, as speed is the largest product in this segment and contributed approximately $9.7 million to the service revenue growth. The remaining increase is attributable to expansions across red-light, school bus stop arm, and bus lane programs.

Parking Solutions service revenue grew by $1.4 million to $15.8 million for the three months ended March 31, 2023, from $14.4 million for the three months ended March 31, 2022. The growth was primarily due to increased revenue from software as a service product offerings, professional services and citation processing services related to parking management solutions.

Product Sales. Product sales were $7.2 million and $9.3 million for the three months ended March 31, 2023 and 2022, respectively. Product sales decreased by approximately $2.0 million, which was mainly due to a $2.9 million decrease in product sales to Government Solutions customers, offset by a $0.9 million growth in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue. Cost of service revenue increased from $3.8 million for the three months ended March 31, 2022 to $4.2 million for the three months ended March 31, 2023. The $0.5 million increase was mainly due to increased recurring service costs in the Parking Solutions segment.

Cost of Product Sales. Cost of product sales decreased by $0.6 million from $6.0 million in the three months ended March 31, 2022 to $5.4 million in the three months ended March 31, 2023, which was mainly due to a decrease in costs in the Government Solutions segment offset by an increase in costs in the Parking Solutions segment.

Operating Expenses. Operating expenses increased by $10.8 million, or 21.1%, from $51.1 million for the three months ended March 31, 2022 to $61.8 million for the three months ended March 31, 2023. The increase in 2023 was primarily attributable to increases of $5.7 million in wages expense, $1.6 million of recurring service costs and $1.6 million for subcontractor costs compared to the prior period. Operating expenses as a percentage of total revenue increased slightly from 30.0% to 32.2% for the three months ended March 31, 2022 and 2023, respectively. The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Operating expenses
Commercial Services	$19,865	$15,947	10.4%	9.4%	$3,918	24.6%
Government Solutions	37,604	32,391	19.6%	19.0%	5,213	16.1%
Parking Solutions	4,042	2,511	2.1%	1.5%	1,531	61.0%
Total operating expenses before stock-based compensation	61,511	50,849	32.1%	29.9%	10,662	21.0%
Stock-based compensation	332	214	0.1%	0.1%	118	55.1%
Total operating expenses	$61,843	$51,063	32.2%	30.0%	$10,780	21.1%

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $40.0 million for the three months ended March 31, 2023 compared to $41.6 million for the same period in 2022. The decrease is primarily due to $1.8 million overall decrease in credit loss expense due to improved economic conditions based on customer payment trends in the last 12 months and $1.2 million lower stock-based compensation expense, which were partially offset by higher wages expense. Selling, general and administrative expenses as a percentage of total revenue decreased from 24.4% to 20.9% for the three months ended March 31, 2022 and 2023, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Selling, general and administrative expenses
Commercial Services	$15,452	$13,263	8.1%	7.8%	$2,189	16.5%
Government Solutions	14,640	16,443	7.6%	9.7%	(1,803)	(11.0)%
Parking Solutions	6,548	7,395	3.4%	4.3%	(847)	(11.5)%
Corporate and other	327	302	0.2%	0.2%	25	8.3%
Total selling, general and administrative expenses before stock-based compensation	36,967	37,403	19.3%	22.0%	(436)	(1.2)%
Stock-based compensation	3,046	4,232	1.6%	2.4%	(1,186)	(28.0)%
Total selling, general and administrative expenses	$40,013	$41,635	20.9%	24.4%	$(1,622)	(3.9)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $5.6 million to $30.3 million for the three months ended March 31, 2023 from $35.9 million for the same period in 2022. This was mainly due to certain non-compete and developed technology intangible assets being fully amortized in the three months ended March 31, 2023 as compared to the prior year.

Interest Expense, Net. Interest expense, net increased by $8.4 million from $14.3 million for the three months ended March 31, 2022 to $22.7 million for the same period in 2023. This increase is primarily attributable to rising interest rates over the past twelve months. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded losses of $14.6 million and $3.7 million for the three months ended March 31, 2023 and 2022, respectively, related to the changes in fair value of our Private Placement Warrants, which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period. The fair value of the warrants increased primarily as a result of the increase in our common stock price at the end of each period.

Loss on Interest Rate Swap. We recorded a $2.8 million loss during the three months ended March 31, 2023, of which approximately $1.6 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $1.2 million related to the monthly cash payments on the interest rate swap.

Loss on extinguishment of debt. We recorded a $1.3 million loss on extinguishment of debt during the three months ended March 31, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $62.5 million on the 2021 Term Loan.

Other Income, Net. Other income, net was $3.8 million for the three months ended March 31, 2023 compared to $2.9 million for the three months ended March 31, 2022. The increase of $0.9 million is primarily attributable to volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $7.8 million representing an effective tax rate of 63.2% for the three months ended March 31, 2023 compared to a tax provision of $6.8 million, representing an effective tax rate of 40.4% for the same period in 2022. The primary driver for the effective tax rate variance is the permanent differences related to the mark-to-market adjustment on the private placement warrants.

Net Income. We had net income of $4.6 million for the three months ended March 31, 2023, as compared to a net income of $10.0 million for the three months ended March 31, 2022. The $5.4 million decrease in net income was primarily due to the change in fair value of private placement warrants, increased interest expense, and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2023, we had $74.8 million available for borrowing, net of letters of credit, under our Revolver.

We made early repayments totaling $62.5 million on our 2021 Term Loan during the three months ended March 31, 2023.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 26% and 22% of total accounts receivable, net as of March 31, 2023 and December 31, 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$45,217	$31,247
Net cash used in investing activities	(19,584)	(11,865)
Net cash used in financing activities	(66,626)	(28,652)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $14.0 million from $31.2 million for the three months ended March 31, 2022 to $45.2 million for the three months ended March 31, 2023. Net income year over year decreased by approximately $5.4 million, from $10.0 million in 2022 to $4.6 million in 2023. The aggregate adjustments to reconcile net income to cash provided by operating activities increased $21.7 million due to the change in fair value of private placement warrants and the change in deferred income taxes, partially offset by decreased amortization expense year over year. The aggregate changes in operating assets and liabilities decreased by $2.2 million in 2023 compared to prior year primarily due to cash paid for capital purchases that were accrued as of December 31, 2022.

Cash Flows from Investing Activities

Cash used in investing activities was $19.6 million and $11.9 million for the three months ended March 31, 2023 and 2022, respectively. There was an increase in cash used in 2023 related to the purchases of installation and service parts and property and equipment compared to the prior year, and due to the monthly cash payments on the interest rate swap entered into in December 2022 to hedge our exposure to rising interest rates.

Cash Flows from Financing Activities

Cash used in financing activities was $66.6 million and $28.7 million for the three months ended March 31, 2023 and 2022, respectively. The cash used in 2023 was mainly due to the early repayments totaling $62.5 million on our 2021 Term

Loan and a $2.5 million payment of employee tax withholding related to RSUs and PSUs vesting. The cash used in 2022 was mainly due to the repayment of $25.0 million of borrowing on the Revolver in January 2022 and the quarterly principal payment on the 2021 Term Loan.

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

The net proceeds from both the 2021 Term Loan and the Senior Notes were used in March 2021 to repay in full all outstanding debt which was represented by the First Lien Term Loan Credit Agreement with a balance of $865.6 million.

In December 2021, VM Consolidated entered into an agreement to exercise the accordion feature under the 2021 Term Loan, borrowing $250.0 million in incremental term loans (“Incremental Term Loan”). The proceeds from the Incremental Term Loan were used, along with cash on hand, to fund an acquisition in December 2021. In connection with the Incremental Term Loan, the Company had an offering discount cost of $1.3 million and $3.8 million of deferred financing costs, both of which were capitalized and are amortized over the remaining life of the 2021 Term Loan. The Incremental Term Loan was combined with the 2021 Term Loan to be a single tranche of term loan borrowings.

During the three months ended March 31, 2023, the Company made early repayments of $62.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $821.4 million as of March 31, 2023. The Company recognized a loss on extinguishment of debt of $1.3 million related to the write-off of pre-existing deferred financing costs and discounts.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the upcoming cessation of LIBOR. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. As of March 31, 2023, the new all-in interest rate on the 2021 Term Loan was 8.17%.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of March 31, 2023 or December 31, 2022. The availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit at March 31, 2023.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of March 31, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At March 31, 2023, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $22.7 million and $14.3 million for the three months ended March 31, 2023 and 2022, respectively.

See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements, for additional information on the interest rate swap entered into in December 2022 to hedge the Company's exposure against rising interest rates.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2023.

Critical Accounting Policies, Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Refer to our 2022 Annual Report on Form 10-K for our critical accounting policies, estimates and judgments. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

For a discussion of our significant accounting policies, refer to Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $821.4 million at March 31, 2023. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, we amended our 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the upcoming cessation of LIBOR. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. At March 31, 2023, the new all-in interest rate on the 2021 Term Loan was 8.17%.

Based on the March 31, 2023 balance outstanding, each 1% movement in interest rates will result in an approximately $8.2 million change in annual interest expense. Due to the limited history of the use of the new benchmark rate, we are unable to estimate the future impact to our borrowing costs as a result of the discontinuation of the LIBOR benchmark.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675.0 million. We have the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a $2.8 million loss on the interest rate swap for the three months ended March 31, 2023. See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements for additional information on the interest rate swap.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report on Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company.	10-K	001-37979	4.4	March 2, 2020
10.1	Form of Notice of Grant of Restricted Stock Units (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	February 17, 2023
10.2	Form of Notice of Grant of Restricted Stock Units (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.2	February 17, 2023
10.3	Form of Notice of Grant of Stock Option (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.3	February 17, 2023
10.4	Form of Notice of Grant of Stock Option (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.4	February 17, 2023
10.5	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.5	February 17, 2023
10.6	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.6	February 17, 2023

10.7	Verra Mobility Corporation Second Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.7	February 17, 2023
10.8	Amendment No. 2 to Amended and Restated First Lien Term Loan Credit Agreement, dated as of March 29, 2023.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: May 4, 2023	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)