Form 10-Q
period 2023-06-30
VERRA MOBILITY Corp
filed 2023-08-09
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 169,670,795 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2023

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

You should not rely on forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, performance, or events and circumstances reflected in the forward-looking statements will occur. Moreover, we operate in a very competitive and rapidly changing environment and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q or to conform these statements to actual results or revised expectations.

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands, except per share data)	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$210,083	$105,204
Restricted cash	3,416	3,911
Accounts receivable (net of allowance for credit losses of $20.1 million and $15.9 million at June 30, 2023 and December 31, 2022, respectively)	179,944	163,786
Unbilled receivables	36,843	30,782
Inventory	19,791	19,307
Prepaid expenses and other current assets	92,509	39,604
Total current assets	542,586	362,594
Installation and service parts, net	25,393	22,923
Property and equipment, net	114,467	109,775
Operating lease assets	37,170	37,593
Intangible assets, net	335,781	377,420
Goodwill	835,323	833,480
Other non-current assets	15,440	12,484
Total assets	$1,906,160	$1,756,269
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,410	$79,869
Deferred revenue	36,744	31,164
Accrued liabilities	51,642	48,847
Tax receivable agreement liability, current portion	4,994	4,994
Current portion of long-term debt	9,019	21,935
Total current liabilities	180,809	186,809
Long-term debt, net of current portion	1,129,692	1,190,045
Operating lease liabilities, net of current portion	32,331	33,362
Tax receivable agreement liability, net of current portion	50,900	50,900
Private placement warrant liabilities	5,430	24,066
Asset retirement obligations	13,729	12,993
Deferred tax liabilities, net	20,583	21,149
Other long-term liabilities	7,386	5,875
Total liabilities	1,440,860	1,525,199
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value	—	—
Common stock, $0.0001 par value	17	15
Common stock contingent consideration	18,287	36,575
Additional paid-in capital	533,626	305,423
Accumulated deficit	(74,393)	(98,078)
Accumulated other comprehensive loss	(12,237)	(12,865)
Total stockholders' equity	465,300	231,070
Total liabilities and stockholders' equity	$1,906,160	$1,756,269

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Service revenue	$196,050	$174,502	$380,748	$335,636
Product sales	8,411	12,985	15,616	22,236
Total revenue	204,461	187,487	396,364	357,872
Cost of service revenue	4,338	3,713	8,568	7,492
Cost of product sales	5,962	8,326	11,345	14,321
Operating expenses	65,657	55,196	127,500	106,259
Selling, general and administrative expenses	43,205	40,152	83,218	81,787
Depreciation, amortization and (gain) loss on disposal of assets, net	29,088	34,939	59,421	70,846
Total costs and expenses	148,250	142,326	290,052	280,705
Income from operations	56,211	45,161	106,312	77,167
Interest expense, net	22,771	14,485	45,458	28,764
Change in fair value of private placement warrants	10,918	(6,600)	25,519	(2,866)
Tax receivable agreement liability adjustment	—	(965)	—	(965)
Gain on interest rate swap	(4,805)	—	(2,007)	—
Loss on extinguishment of debt	209	—	1,558	—
Other income, net	(4,512)	(4,039)	(8,268)	(6,905)
Total other expenses	24,581	2,881	62,260	18,028
Income before income taxes	31,630	42,280	44,052	59,139
Income tax provision	12,522	12,639	20,367	19,458
Net income	$19,108	$29,641	$23,685	$39,681
Other comprehensive income (loss):
Change in foreign currency translation adjustment	718	(10,381)	628	(7,673)
Total comprehensive income	$19,826	$19,260	$24,313	$32,008
Net income per share:
Basic	$0.13	$0.19	$0.16	$0.26
Diluted	$0.13	$0.15	$0.16	$0.23
Weighted average shares outstanding:
Basic	151,132	154,694	150,151	155,408
Diluted	152,590	160,344	151,586	161,507

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2023
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	4,577	—	4,577
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	313	—	—	—	—	—	—
Exercise of stock options	53	—	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(2,526)	—	—	(2,526)
Exercise of warrants	633	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,378	—	—	3,378
Other comprehensive loss, net of tax	—	—	—	—	—	(90)	(90)
Balance as of March 31, 2023	149,961	15	36,575	306,974	(93,501)	(12,955)	237,108
Net income	—	—	—	—	19,108	—	19,108
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of RSUs and PSUs	121	—	—	—	—	—	—
Exercise of stock options	127	—	—	1,689	—	—	1,689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(502)	—	—	(502)
Exercise of warrants	14,208	2	—	202,652	—	—	202,654
Stock-based compensation	—	—	—	4,525	—	—	4,525
Other comprehensive income, net of tax	—	—	—	—	—	718	718
Balance as of June 30, 2023	166,917	$17	$18,287	$533,626	$(74,393)	$(12,237)	$465,300

For the Three and Six Months Ended June 30, 2022

Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	10,040	—	10,040
Vesting of RSUs	154	—	—	—	—	—	—
Exercise of stock options	7	—	—	93	—	—	93
Payment of employee tax withholding related to RSUs vesting	—	—	—	(1,436)	—	—	(1,436)
Stock-based compensation	—	—	—	4,446	—	—	4,446
Other comprehensive income, net of tax	—	—	—	—	—	2,708	2,708
Balance as of March 31, 2022	156,240	16	36,575	312,986	(71,376)	(2,386)	275,815
Net income	—	—	—	—	29,641	—	29,641
Share repurchases and retirement	(3,076)	(1)	—	(6,163)	(49,117)	—	(55,281)
Vesting of RSUs	51	—	—	—	—	—	—
Exercise of stock options	5	—	—	66	—	—	66
Payment of employee tax withholding related to RSUs vesting	—	—	—	(203)	—	—	(203)
Stock-based compensation	—	—	—	4,566	—	—	4,566
Other comprehensive loss, net of tax	—	—	—	—	—	(10,381)	(10,381)
Balance as of June 30, 2022	153,220	$15	$36,575	$311,252	$(90,852)	$(12,767)	$244,223

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$23,685	$39,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,305	70,215
Amortization of deferred financing costs and discounts	2,469	2,693
Change in fair value of private placement warrants	25,519	(2,866)
Tax receivable agreement liability adjustment	—	(965)
Gain on interest rate swap	(3,563)	—
Loss on extinguishment of debt	1,558	—
Credit loss expense	4,956	7,036
Deferred income taxes	(4,733)	(15,700)
Stock-based compensation	7,903	9,012
Other	134	760
Changes in operating assets and liabilities:
Accounts receivable	(21,071)	(19,112)
Unbilled receivables	(6,120)	(4,918)
Inventory	(55)	(7,397)
Prepaid expenses and other assets	3,000	8,931
Deferred revenue	5,768	2,917
Accounts payable and other current liabilities	8,890	1,711
Other liabilities	282	4,377
Net cash provided by operating activities	107,927	96,375
Cash Flows from Investing Activities:
Payment of contingent consideration	—	(647)
Payments for interest rate swap	(1,556)	—
Purchases of installation and service parts and property and equipment	(30,098)	(22,724)
Cash proceeds from the sale of assets	129	72
Net cash used in investing activities	(31,525)	(23,299)
Cash Flows from Financing Activities:
Repayment on the revolver	—	(25,000)
Repayment of long-term debt	(77,009)	(4,510)
Payment of debt issuance costs	(192)	(246)
Proceeds from the exercise of warrants	105,750	—
Share repurchases and retirement	—	(55,281)
Proceeds from the exercise of stock options	2,388	159
Payment of employee tax withholding related to RSUs and PSUs vesting	(3,028)	(1,639)
Net cash provided by (used in) financing activities	27,909	(86,517)
Effect of exchange rate changes on cash and cash equivalents	73	(430)
Net increase (decrease) in cash, cash equivalents and restricted cash	104,384	(13,871)
Cash, cash equivalents and restricted cash - beginning of period	109,115	104,432
Cash, cash equivalents and restricted cash - end of period	$213,499	$90,561

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$43,960	$26,036
Income taxes paid, net of refunds	22,904	26,027
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,288	—
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	4,374	4,617
Proceeds receivable from the exercise of warrants at period-end	52,747	—
Reclassification of private placement warrant liabilities to additional paid-in capital upon exercise	44,155	—

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

The Company’s Government Solutions segment offers photo enforcement solutions and services to its customers. The Government Solutions segment provides complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions within the United States and Canada. These programs are designed to reduce traffic violations and resulting collisions, injuries and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations for this segment primarily involve the sale of traffic enforcement products and related maintenance services.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
City of New York Department of Transportation	16.9%	18.6%	17.4%	18.9%

The City of New York Department of Transportation (“NYCDOT”) represented 17% and 22% of total accounts receivable, net as of June 30, 2023 and December 31, 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hertz Corporation	12.3%	11.7%	11.8%	11.4%
Avis Budget Group, Inc.	13.6%	13.2%	13.1%	12.4%
Enterprise Holdings, Inc.	9.7%	9.7%	9.9%	9.3%

No Commercial Services customer exceeded 10% of total accounts receivable, net as of any period presented.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivables, net for the Parking Solutions segment as of or for any period presented.

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the six months ended June 30, 2023 and 2022, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2023	$9,600	$1,577	$4,573	$157	$15,907
Credit loss expense	5,639	(94)	(760)	171	4,956
Write-offs, net of recoveries	(359)	5	(147)	(225)	(726)
Balance at June 30, 2023	$14,880	$1,488	$3,666	$103	$20,137

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	5,879	428	397	332	7,036
Write-offs, net of recoveries	(1,902)	(100)	(12)	(68)	(2,082)
Balance at June 30, 2022	$9,374	$3,420	$4,034	$264	$17,092

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

The Commercial Services (Driver-billed) portfolio segment’s credit loss estimate as of June 30, 2023 increased compared to the prior year due to increased revenue that impacted the volume of transactions year over year.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $17.2 million and $12.2 million of deferred revenue in the Government Solutions segment as of June 30, 2023 and December 31, 2022, respectively. The majority of the remaining performance obligations as of June 30, 2023 are expected to be completed and recognized as revenue in the next 12 months and $4.2 million is expected to be recognized from 2024 through 2027. The Company had approximately $22.4 million and $21.2 million of deferred revenue in the Parking Solutions segment as of June 30, 2023 and December 31, 2022, respectively. The majority of the remaining performance obligations as of June 30, 2023 are expected to be completed and recognized as revenue in the next 12 months and $1.0 million is expected to be recognized after June 30, 2024.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate “SOFR,” as discussed below) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate of 5.17% and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675.0 million. The Company has the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash payments are recorded in the condensed consolidated statements of operations within the gain on interest rate swap line item.

The Company recorded a $4.8 million gain during the three months ended June 30, 2023, of which $5.1 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, netted by $0.3 million related to the monthly cash payments. The Company recorded a $2.0 million gain during the six months ended June 30, 2023, of which approximately $3.6 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, netted by $1.6 million related to the monthly cash payments. The effect of remeasurement to fair value is recorded within the operating activities section and the monthly cash payments are recorded within the investing activities section in the condensed consolidated statements of cash flows. See below for further discussion on the fair value measurement of the interest rate swap, and Note 6, Long-term Debt, for additional information on the Company's mix of fixed and variable debt.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate that will be discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. As a result, the Company adopted the standard and elected to apply the optional expedients which enable it to consider the change in the benchmark interest rate as a continuation of the existing loan agreement and account for it prospectively. The adoption of this standard did not have a material impact to the condensed consolidated financial statements.

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
3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2023	December 31, 2022
Proceeds receivable from the exercise of warrants	$52,747	$—
Prepaid services	10,138	9,171
Prepaid tolls	8,435	9,978
Costs to fulfill a customer contract	6,378	3,193
Prepaid computer maintenance	5,071	5,492
Prepaid income taxes	4,483	4,629
Interest rate swap asset	2,263	—
Deposits	1,604	2,057
Other	1,390	5,084
Total prepaid expenses and other current assets	$92,509	$39,604

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2022	$419,720	$214,618	$199,142	$833,480
Foreign currency translation adjustment	2,141	(298)	—	1,843
Balance at June 30, 2023	$421,861	$214,320	$199,142	$835,323

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2023			December 31, 2022
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.4 years	$36,164	$32,595	0.4 years	$36,151	$32,233
Non-compete agreements	zero	62,541	62,541	0.1 years	62,529	60,926
Customer relationships	5.0 years	558,538	258,458	5.5 years	557,570	227,102
Developed technology	1.0 years	201,256	169,124	1.2 years	201,548	160,117
Gross carrying value of intangible assets		858,499	$522,718		857,798	$480,378
Less: accumulated amortization		(522,718)			(480,378)
Intangible assets, net		$335,781			$377,420

Amortization expense was $20.0 million and $27.1 million for the three months ended June 30, 2023 and 2022, respectively, and was $42.0 million and $54.4 million for the six months ended June 30, 2023 and 2022, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2023	$35,715
2024	67,017
2025	64,319
2026	57,332
2027	28,325
Thereafter	83,073
Total	$335,781

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2023	December 31, 2022
Accrued salaries and wages	$19,110	$19,109
Current deferred tax liabilities	7,562	7,559
Current portion of operating lease liabilities	7,117	6,355
Accrued interest payable	4,271	4,459
Restricted cash due to customers	3,045	3,541
Advance deposits	2,721	1,029
Payroll liabilities	2,526	2,136
Accrued self-insurance	1,283	858
Income tax payable	1,273	269
Other	2,734	3,532
Total accrued liabilities	$51,642	$48,847

6. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	June 30, 2023	December 31, 2022
2021 Term Loan, due 2028	$809,097	$886,106
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(4,670)	(5,637)
Less: unamortized deferred financing costs	(15,716)	(18,489)
Total long-term debt	1,138,711	1,211,980
Less: current portion of long-term debt	(9,019)	(21,935)
Total long-term debt, net of current portion	$1,129,692	$1,190,045

2021 Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 26, 2028, which includes the incremental borrowing of $250.0 million in December 2021 as a result of exercising the accordion feature available under the agreement. In connection with the 2021 Term Loan borrowings, the Company had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

During the six months ended June 30, 2023, the Company made early repayments of $72.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $809.1 million as of June 30, 2023. The Company recognized a loss on extinguishment of debt of $0.2 million and $1.6 million for the three and six months ended June 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. The Company has applied the optional expedients in ASC 848, Reference Rate Reform, and elected to treat the change in the benchmark interest rate to Term SOFR as a continuation of the existing loan agreement and account for it prospectively. As of June 30, 2023, the new all-in interest rate on the 2021 Term Loan was 8.5%.

In addition, the 2021 Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the 2021 Term Loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year), as set forth in the following table:

Consolidated First Lien Net Leverage Ratio (As Defined by the 2021 Term Loan Agreement)	Applicable Prepayment Percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

Senior Notes

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of June 30, 2023 or December 31, 2022. The availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit at June 30, 2023.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of June 30, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At June 30, 2023, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $22.8 million and $14.5 million for the three months ended June 30, 2023 and 2022, respectively, and $45.5 million and $28.8 million for the six months ended June 30, 2023 and 2022, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.6% and 7.0% at June 30, 2023 and December 31, 2022, respectively.

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

	Level in	June 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$792,752	$812,131	$866,365	$883,891
Senior Notes	2	345,959	329,875	345,615	313,250

The fair value of the private placement warrant liabilities is measured on a recurring basis and is estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and is therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

	June 30, 2023	December 31, 2022
Stock price	$19.72	$13.83
Strike price	$11.50	$11.50
Volatility	43.0%	44.0%
Remaining life (in years)	0.3	0.8
Risk-free interest rate	5.43%	4.74%
Expected dividend yield	0.0%	0.0%
Estimated fair value (per warrant)	$8.41	$3.61

The following summarizes the changes in fair value of private placement warrant liabilities included in net income and the impact of exercises for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$38,667	$42,200	$24,066	$38,466
Change in fair value of private placement warrants	10,918	(6,600)	25,519	(2,866)
Exercise of warrants	(44,155)	—	(44,155)	—
Ending balance	$5,430	$35,600	$5,430	$35,600

Change in fair value of private placement warrants consists of adjustments related to the unexercised Private Placement Warrants re-measured to fair value at the end of each reporting period and the final mark-to-market adjustments for exercised warrants. During the six months ended June 30, 2023, there were approximately 6.0 million exercises of Private Placement Warrants which reduced our private placement warrant liabilities by $44.2 million with an offset to common stock at par value and the remaining to additional paid in capital.

The Company has an equity investment measured at cost with a carrying value of $2.0 million as of June 30, 2023, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the six months ended June 30, 2023.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and is classified within level 2 of the fair value hierarchy. The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the respective periods:

($ in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Prepaid expenses and other current assets
Beginning balance	$—	$—
Change in fair value of interest rate swap	2,263	2,263
Ending balance	$2,263	$2,263

Other non-current assets
Beginning balance	$857	$1,973
Change in fair value of interest rate swap	1,439	323
Ending balance	$2,296	$2,296

Accrued liabilities
Beginning balance	$1,413	$977
Change in fair value of interest rate swap	(1,413)	(977)
Ending balance	$—	$—

The Company separately classifies the current and non-current components based on the value of settlements due within 12 months (current) and greater than 12 months (non-current). For additional information on the interest rate swap, refer to Note 2. Significant Accounting Policies.

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$19,108	$29,641	$23,685	$39,681
Denominator:
Weighted average shares - basic	151,132	154,694	150,151	155,408
Common stock equivalents	1,458	5,650	1,435	6,099
Weighted average shares - diluted	152,590	160,344	151,586	161,507
Net income per share - basic	$0.13	$0.19	$0.16	$0.26
Net income per share - diluted	$0.13	$0.15	$0.16	$0.23
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares (1)	2,500	5,000	2,500	5,000
Private placement warrants	646	—	646	—
Non-qualified stock options	750	1,502	789	1,502
Performance share units	329	179	329	179
Restricted stock units	—	1,007	1,204	1,007
Total antidilutive shares excluded	4,225	7,688	5,468	7,688

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

The Company’s effective income tax rate was 39.6% and 29.9% for the three months ended June 30, 2023 and 2022, respectively, and 46.2% and 32.9% for the six months ended June 30, 2023 and 2022, respectively. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the Private Placement Warrants.

The total amount of unrecognized tax benefits increased by $0.9 million during the six months ended June 30, 2023 primarily due to prior year tax positions. As of June 30, 2023, the total amount of unrecognized tax benefits was $12.1 million, of which $3.6 million would affect our effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits through income tax expense. As of June 30, 2023, the Company had $0.8 million accrued for the payment of interest and penalties.

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

10. Stockholders’ Equity

Warrants

As of December 31, 2022, there were 19,999,967 warrants outstanding to acquire shares of the Company’s Class A Common Stock, including (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) and (ii) the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants have a five-year term and will expire in October 2023. As of June 30, 2023, 2,959,609 total Warrants remain outstanding, of which 645,711 were determined to be Private Placement Warrants.

During the six months ended June 30, 2023, the Company processed the exercise of 17.0 million Warrants in exchange for the issuance of 14,840,070 shares of Class A Common Stock. There were 13,782,411 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $105.8 million in cash proceeds as of June 30, 2023, and $52.7 million of cash proceeds received in July 2023 which was recorded within prepaid expenses and other current assets. The remaining Warrant exercises were completed on a cashless basis. For details on the Private Placement Warrants liabilities as a result of the Warrant exercises and the changes in fair value of the liabilities recorded in the condensed consolidated statement of operations, refer to Note 7. Fair Value of Financial Instruments.

Subsequent to June 30, 2023, there were an additional 254,038 Warrants exercised in exchange for 253,478 shares of Class A Common Stock resulting in $2.9 million in cash proceeds.

Share Repurchase Programs

In November 2022, the Company's Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A Common Stock over an 18-month period in open market, accelerated share repurchase (“ASR”) or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act. The Company has not yet repurchased shares under this program.

In May 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of its outstanding shares of Class A Common Stock over a twelve-month period. On May 12, 2022, the Company paid $50.0 million and received an initial delivery of 2,739,726 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred during the third quarter of fiscal year 2022. The Company accounted for the ASR as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contract, therefore, it did not account for it as a derivative instrument. In addition, the Company paid $5.2 million to repurchase 336,153 shares of its Class A Common Stock through open market transactions during the second quarter of fiscal year 2022, which it subsequently retired.

The Company paid a total of $55.3 million for share repurchases, including $0.1 million of direct costs, during the second quarter of fiscal year 2022 which was accounted by deducting the par value from the common stock account, reducing $6.2 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $49.1 million. The repurchases under the May 2022 share repurchase program were completed prior to the authorization of the November 2022 share repurchase program discussed above.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Operating expenses	$547	$284	$879	$498
Selling, general and administrative expenses	3,978	4,282	7,024	8,514
Total stock-based compensation expense	$4,525	$4,566	$7,903	$9,012

The decrease in stock-based compensation expense of $1.1 million during the six months ended June 30, 2023 as compared to the 2022 period is primarily due to the accelerated vesting of RSUs granted in 2022 to an executive officer as part of a separation agreement.

12. Other Significant Transactions

Tax Receivable Agreement

At the closing of the Business Combination, the Company entered into a Tax Receivable Agreement (“TRA”) with the Platinum Stockholder. On August 3, 2022, the Platinum Stockholder sold and transferred to Lakeside Smart Holdco L.P (“Lakeside”), all of its rights, remaining interests and obligations as of that date under the TRA. The TRA provides for the payment to Lakeside of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) in periods after the closing of the Business Combination as a result of the increased tax basis of certain acquired intangibles prior to the Business Combination. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the closing of the Business Combination.

At June 30, 2023, the TRA liability was approximately $55.9 million of which $5.0 million was the current portion and $50.9 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheet.

The Company recorded a $1.0 million benefit for the three and six months ended June 30, 2022 which resulted from lower estimated state tax rates due to changes in apportionment.

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

The Earn-Out Shares are issued by the Company to the Platinum Stockholder upon meeting the below Common Stock Price Thresholds (each, a “Triggering Event”):

Common Stock Price Thresholds	One-time Issuance of Shares
> $13.00 (a)	2,500,000
> $15.50 (a)	2,500,000
> $18.00 (a)	2,500,000
> $20.50 (a)	2,500,000

(a)
All four tranches of Earn-Out Shares have been issued, as discussed below.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, of which $18.3 million remains contingently issuable as of June 30, 2023. The estimated value is not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of a Triggering Event, any issuable shares are transferred from common stock contingent consideration to common stock and additional paid-in capital accounts.

On April 26, 2019, January 27, 2020 and June 14, 2023, the Triggering Events for the issuance of the first, second and third tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $13.00, $15.50 and $18.00, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 7,500,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an increase in the Company’s common stock and additional paid-in capital accounts of $54.9 million, with a corresponding decrease to the common stock contingent consideration account.

On July 26, 2023, the Triggering Event for the issuance of the last tranche of Earn-out Shares occurred as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $20.50 for 10 out of 20 consecutive trading days. This resulted in the issuance of 2,500,000 shares to the Platinum Stockholder.

13. Commitments and Contingencies

The Company had $2.0 million of bank guarantees at June 30, 2023 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at June 30, 2023 were $21.6 million. The majority of these outstanding commitments are expected to be incurred in 2023, and approximately $1.7 million is expected to be incurred between 2024 and 2025.

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

PlusPass Inc. (“PlusPass”) v. Verra Mobility Corporation, et al. is a lawsuit filed in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., in November 2020. PlusPass filed amended complaints on November 20, 2020 and April 27, 2021. PlusPass alleges that Verra Mobility violated Section 7 of the Clayton Act through a merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss PlusPass’ second amended complaint in its entirety, which was denied in August 2021. Discovery is closed. Verra Mobility filed a motion for summary judgment on June 21, 2023, which is pending. Trial has been set for November 2023. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

14. Segment Reporting

The Company has three operating and reportable segments: Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. Parking Solutions provides an integrated suite of parking software and hardware solutions to its customers. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

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

During the third quarter of 2022, the Company changed its measure of segment profit to include loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income, net line items below. The comparable prior periods have been recast to conform to the revised presentation although the impact of this revision to previously reported segment profit was not material.

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$94,455	$84,994	$16,601	$—	$196,050
Product sales	—	3,260	5,151	—	8,411
Total revenue	94,455	88,254	21,752	—	204,461
Cost of service revenue	688	681	2,969	—	4,338
Cost of product sales	—	2,011	3,951	—	5,962
Operating expenses	20,780	39,399	4,931	—	65,110
Selling, general and administrative expenses	16,131	15,926	6,441	—	38,498
Loss on disposal of assets, net	—	92	—	—	92
Other income, net	(4,237)	(215)	(60)	—	(4,512)
Segment profit	$61,093	$30,360	$3,520	$—	$94,973
Segment profit	$61,093	$30,360	$3,520	$—	$94,973
Depreciation and amortization	—	—	—	28,996	28,996
Transaction and other related expenses	—	—	—	64	64
Transformation expenses	—	—	—	665	665
Change in fair value of private placement warrants	—	—	—	10,918	10,918
Gain on interest rate swap	—	—	—	(4,805)	(4,805)
Loss on extinguishment of debt	—	—	—	209	209
Stock-based compensation	—	—	—	4,525	4,525
Interest expense, net	—	—	—	22,771	22,771
Income before income taxes	$61,093	$30,360	$3,520	$(63,343)	$31,630

	For the Three Months Ended June 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$84,888	$74,672	$14,942	$—	$174,502
Product sales	—	8,856	4,129	—	12,985
Total revenue	84,888	83,528	19,071	—	187,487
Cost of service revenue	496	563	2,654	—	3,713
Cost of product sales	—	4,893	3,433	—	8,326
Operating expenses	18,105	34,401	2,406	—	54,912
Selling, general and administrative expenses	13,591	14,255	7,571	—	35,417
Loss on disposal of assets, net	—	385	14	—	399
Other (income) expense, net	(3,840)	(218)	19	—	(4,039)
Segment profit	$56,536	$29,249	$2,974	$—	$88,759
Segment profit	$56,536	$29,249	$2,974	$—	$88,759
Depreciation and amortization	—	—	—	34,540	34,540
Transaction and other related expenses	—	—	—	273	273
Transformation expenses	—	—	—	180	180
Change in fair value of private placement warrants	—	—	—	(6,600)	(6,600)
Tax receivable agreement liability adjustment	—	—	—	(965)	(965)
Stock-based compensation	—	—	—	4,566	4,566
Interest expense, net	—	—	—	14,485	14,485
Income before income taxes	$56,536	$29,249	$2,974	$(46,479)	$42,280

	For the Six Months Ended June 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$180,094	$168,227	$32,427	$—	$380,748
Product sales	—	5,950	9,666	—	15,616
Total revenue	180,094	174,177	42,093	—	396,364
Cost of service revenue	1,171	1,192	6,205	—	8,568
Cost of product sales	—	3,725	7,620	—	11,345
Operating expenses	40,645	77,003	8,973	—	126,621
Selling, general and administrative expenses	31,583	30,566	12,989	—	75,138
Loss on disposal of assets, net	—	116	—	—	116
Other income, net	(7,954)	(250)	(64)	—	(8,268)
Segment profit	$114,649	$61,825	$6,370	$—	$182,844
Segment profit	$114,649	$61,825	$6,370	$—	$182,844
Depreciation and amortization	—	—	—	59,305	59,305
Transaction and other related expenses	—	—	—	332	332
Transformation expenses	—	—	—	724	724
Change in fair value of private placement warrants	—	—	—	25,519	25,519
Gain on interest rate swap	—	—	—	(2,007)	(2,007)
Loss on extinguishment of debt	—	—	—	1,558	1,558
Stock-based compensation	—	—	—	7,903	7,903
Interest expense, net	—	—	—	45,458	45,458
Income before income taxes	$114,649	$61,825	$6,370	$(138,792)	$44,052

	For the Six Months Ended June 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$158,353	$147,896	$29,387	$—	$335,636
Product sales	—	14,460	7,776	—	22,236
Total revenue	158,353	162,356	37,163	—	357,872
Cost of service revenue	1,098	1,036	5,358	—	7,492
Cost of product sales	—	8,620	5,701	—	14,321
Operating expenses	34,052	66,792	4,917	—	105,761
Selling, general and administrative expenses	26,854	30,698	14,966	—	72,518
Loss on disposal of assets, net	—	626	5	—	631
Other (income) expense, net	(6,795)	(146)	36	—	(6,905)
Segment profit	$103,144	$54,730	$6,180	$—	$164,054
Segment profit	$103,144	$54,730	$6,180	$—	$164,054
Depreciation and amortization	—	—	—	70,215	70,215
Transaction and other related expenses	—	—	—	489	489
Transformation expenses	—	—	—	266	266
Change in fair value of private placement warrants	—	—	—	(2,866)	(2,866)
Tax receivable agreement liability adjustment	—	—	—	(965)	(965)
Stock-based compensation	—	—	—	9,012	9,012
Interest expense, net	—	—	—	28,764	28,764
Income before income taxes	$103,144	$54,730	$6,180	$(104,915)	$59,139

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $8.4 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively and were $15.6 million and $22.2 million for the six months ended June 30, 2023 and 2022, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2023	2022	2023	2022
Australia	$10,269	$8,436	$19,970	$16,218
Canada	8,580	7,984	15,801	15,660
United Kingdom	5,926	4,992	12,662	11,198
All other	734	472	1,422	1,154
Total international revenues	$25,509	$21,884	$49,855	$44,230

15. Guarantor/Non-Guarantor Financial Information

VM Consolidated is the lead borrower of the 2021 Term Loan and Senior Notes. VM Consolidated is wholly owned by Greenlight Acquisition Corporation, which is wholly owned by Verra Mobility Corporation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions, including transactions with the Company’s wholly owned guarantor subsidiaries and non-guarantor subsidiaries.

The following financial information presents the condensed consolidated balance sheets as of June 30, 2023 and the related condensed consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and the condensed consolidated statement of cash flows for the six months ended June 30, 2023 for the Company, the combined guarantor subsidiaries and the combined non-guarantor subsidiaries.

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

at June 30, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$185,418	$24,665	$—	$210,083
Restricted cash	—	3,378	38	—	3,416
Accounts receivable (net of allowance for credit losses of $20.1 million )	—	164,707	15,237	—	179,944
Unbilled receivables	—	32,126	4,717	—	36,843
Investment in subsidiary	296,041	130,071	—	(426,112)	—
Inventory	—	2,408	17,383	—	19,791
Prepaid expenses and other current assets	—	82,777	9,732	—	92,509
Total current assets	296,041	600,885	71,772	(426,112)	542,586
Installation and service parts, net	—	25,393	—	—	25,393
Property and equipment, net	—	95,760	18,707	—	114,467
Operating lease assets	—	31,129	6,041	—	37,170
Intangible assets, net	—	241,688	94,093	—	335,781
Goodwill	—	689,697	145,626	—	835,323
Due from affiliates	169,259	—	—	(169,259)	—
Other non-current assets	—	12,823	2,617	—	15,440
Total assets	$465,300	$1,697,375	$338,856	$(595,371)	$1,906,160
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$—	$60,250	$18,160	$—	$78,410
Deferred revenue	—	21,323	15,421	—	36,744
Accrued liabilities	—	39,347	12,295	—	51,642
Tax receivable agreement liability, current portion	—	4,994	—	—	4,994
Current portion of long-term debt	—	9,019	—	—	9,019
Total current liabilities	—	134,933	45,876	—	180,809
Long-term debt, net of current portion	—	1,129,692	—	—	1,129,692
Operating lease liabilities, net of current portion	—	28,655	3,676	—	32,331
Tax receivable agreement liability, net of current portion	—	50,900	—	—	50,900
Private placement warrant liabilities	—	5,430	—	—	5,430
Due to affiliates	—	31,083	138,176	(169,259)	—
Asset retirement obligations	—	13,624	105	—	13,729
Deferred tax liabilities, net	—	(1)	20,584	—	20,583
Other long-term liabilities	—	7,018	368	—	7,386
Total liabilities	—	1,401,334	208,785	(169,259)	1,440,860
Total stockholders' equity	465,300	296,041	130,071	(426,112)	465,300
Total liabilities and stockholders' equity	$465,300	$1,697,375	$338,856	$(595,371)	$1,906,160

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$174,830	$21,220	$—	$196,050
Product sales	—	4,122	4,289	—	8,411
Sales to affiliates	—	(2,668)	2,668	—	—
Total revenue	—	176,284	28,177	—	204,461
Cost of service revenue	—	2,972	1,366	—	4,338
Cost of product sales	—	1,802	4,160	—	5,962
Cost of sales to affiliates	—	(1,211)	1,211	—	—
Operating expenses	—	55,088	10,569	—	65,657
Selling, general and administrative expenses	—	38,189	5,016	—	43,205
Depreciation, amortization and (gain) loss on disposal of assets, net	—	23,979	5,109	—	29,088
Total costs and expenses	—	120,819	27,431	—	148,250
Income from operations	—	55,465	746	—	56,211
Income from equity investment	(19,108)	(1,022)	—	20,130	—
Interest expense, net	—	22,786	(15)	—	22,771
Change in fair value of private placement warrants	—	10,918	—	—	10,918
Gain on interest rate swap	—	(4,805)	—	—	(4,805)
Loss on extinguishment of debt	—	209	—	—	209
Other income, net	—	(4,207)	(305)	—	(4,512)
Total other (income) expenses	(19,108)	23,879	(320)	20,130	24,581
Income before income taxes	19,108	31,586	1,066	(20,130)	31,630
Income tax provision	—	12,478	44	—	12,522
Net income	$19,108	$19,108	$1,022	$(20,130)	$19,108
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	718	—	718
Total comprehensive income	$19,108	$19,108	$1,740	$(20,130)	$19,826

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Service revenue	$—	$339,199	$41,549	$—	$380,748
Product sales	—	7,310	8,306	—	15,616
Sales to affiliates	—	(4,140)	4,140	—	—
Total revenue	—	342,369	53,995	—	396,364
Cost of service revenue	—	6,120	2,448	—	8,568
Cost of product sales	—	3,236	8,109	—	11,345
Cost of sales to affiliates	—	(1,649)	1,649	—	—
Operating expenses	—	106,708	20,792	—	127,500
Selling, general and administrative expenses	—	73,235	9,983	—	83,218
Depreciation, amortization and (gain) loss on disposal of assets, net	—	49,150	10,271	—	59,421
Total costs and expenses	—	236,800	53,252	—	290,052
Income from operations	—	105,569	743	—	106,312
Income from equity investment	(23,685)	(1,439)	—	25,124	—
Interest expense, net	—	45,483	(25)	—	45,458
Change in fair value of private placement warrants	—	25,519	—	—	25,519
Gain on interest rate swap	—	(2,007)	—	—	(2,007)
Loss on extinguishment of debt	—	1,558	—	—	1,558
Other income, net	—	(7,673)	(595)	—	(8,268)
Total other (income) expenses	(23,685)	61,441	(620)	25,124	62,260
Income before income taxes	23,685	44,128	1,363	(25,124)	44,052
Income tax provision (benefit)	—	20,443	(76)	—	20,367
Net income	$23,685	$23,685	$1,439	$(25,124)	$23,685
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	628	—	628
Total comprehensive income	$23,685	$23,685	$2,067	$(25,124)	$24,313

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2023

(Unaudited)

($ in thousands)	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net income	$23,685	$23,685	$1,439	$(25,124)	$23,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	49,034	10,271	—	59,305
Amortization of deferred financing costs and discounts	—	2,469	—	—	2,469
Change in fair value of private placement warrants	—	25,519	—	—	25,519
Gain on interest rate swap	—	(3,563)	—	—	(3,563)
Loss on extinguishment of debt	—	1,558	—	—	1,558
Credit loss expense	—	4,856	100	—	4,956
Deferred income taxes	—	(3,347)	(1,386)	—	(4,733)
Stock-based compensation	—	7,903	—	—	7,903
Other	—	132	2	—	134
Income from equity investment	(23,685)	(1,439)	—	25,124	—
Changes in operating assets and liabilities:
Accounts receivable	—	(17,682)	(3,389)	—	(21,071)
Unbilled receivables	—	(6,784)	664	—	(6,120)
Inventory	—	194	(249)	—	(55)
Prepaid expenses and other assets	—	5,530	(2,530)	—	3,000
Deferred revenue	—	969	4,799	—	5,768
Accounts payable and other current liabilities	—	11,236	(2,346)	—	8,890
Due to affiliates	—	18,154	(18,154)	—	—
Other liabilities	—	715	(433)	—	282
Net cash provided by (used in) operating activities	—	119,139	(11,212)	—	107,927
Cash Flows from Investing Activities:
Payments for interest rate swap	—	(1,556)	—	—	(1,556)
Purchases of installation and service parts and property and equipment	—	(25,667)	(4,431)	—	(30,098)
Cash proceeds from the sale of assets	—	129	—	—	129
Net cash used in investing activities	—	(27,094)	(4,431)	—	(31,525)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(77,009)	—	—	(77,009)
Payment of debt issuance costs	—	(192)	—	—	(192)
Proceeds from the exercise of warrants	—	105,750	—	—	105,750
Proceeds from the exercise of stock options	—	2,388	—	—	2,388
Payment of employee tax withholding related to RSUs and PSUs vesting	—	(3,028)	—	—	(3,028)
Net cash provided by financing activities	—	27,909	—	—	27,909
Effect of exchange rate changes on cash and cash equivalents	—	—	73	—	73
Net increase (decrease) in cash, cash equivalents and restricted cash	—	119,954	(15,570)	—	104,384
Cash, cash equivalents and restricted cash - beginning of period	—	68,842	40,273	—	109,115
Cash, cash equivalents and restricted cash - end of period	$—	$188,796	$24,703	$—	$213,499

Verra Mobility Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2023

(Unaudited)

	Verra Mobility Corporation (Ultimate Parent)	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated
Supplemental cash flow information:
Interest paid	$—	$43,960	$—	$—	$43,960
Income taxes paid, net of refunds	—	22,188	716	—	22,904
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	18,288	—	—	—	18,288
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	—	4,374	—	—	4,374
Proceeds receivable from the exercise of warrants at period-end	52,747	—	—	—	52,747
Reclassification of private placement warrant liabilities to additional paid-in capital upon exercise	44,155	—	—	—	44,155

16. Subsequent Events

Subsequent to June 30, 2023, there were an additional 254,038 Warrants exercised in exchange for 253,478 shares of Class A Common Stock resulting in $2.9 million in cash proceeds.

On July 26, 2023, the Triggering Event for the issuance of the last tranche of Earn-out Shares occurred as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of that date had been greater than $20.50 for 10 out of 20 consecutive trading days. This resulted in the issuance of 2,500,000 shares to the Platinum Stockholder. See Note 12, Other Significant Transactions, for additional discussion on Earn-out Shares.

On August 7, 2023, the Company made an early repayment of $100.0 million on its 2021 Term Loan.

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

Business Overview

We are a leading provider of smart mobility technology solutions throughout the United States, Australia, Canada and Europe. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including fleet owners such as rental car companies (“RACs”) and fleet management companies (“FMCs”), governments, universities, healthcare facilities, commercial parking operators and other violation-issuing authorities. Our vision is to continue to develop and use technology and data intelligence to make transportation safer, smarter and more connected.

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term vision. During the periods presented, we:

•
Increased total revenue by $38.5 million, or 10.8%, from $357.9 million in the six months ended June 30, 2022 to $396.4 million in same period in 2023. The increase was mainly due to service revenue resulting from increased travel volume and higher adoption of the all-inclusive product offering in the Commercial Services segment and expansion of speed programs in the Government Solutions segment.
•
Generated cash flows from operating activities of $107.9 million and $96.4 million for the six months ended June 30, 2023 and 2022, respectively. Our cash on hand was $210.1 million as of June 30, 2023, due in part to $105.8 million of cash proceeds received from Warrant exercises during the six months ended June 30, 2023.
•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, made early repayments totaling $72.5 million on our 2021 Term Loan during the six months ended June 30, 2023.

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of liability adjustments related to the Private Placement Warrants originally issued to Gores Sponsor II, LLC re-measured to fair value at the end of each reporting period, or a final re-measurement upon their exercise.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue	$196,050	$174,502	95.9%	93.1%	$21,548	12.3%
Product sales	8,411	12,985	4.1%	6.9%	(4,574)	(35.2)%
Total revenue	204,461	187,487	100.0%	100.0%	16,974	9.1%
Cost of service revenue	4,338	3,713	2.1%	2.0%	625	16.8%
Cost of product sales	5,962	8,326	2.9%	4.5%	(2,364)	(28.4)%
Operating expenses	65,657	55,196	32.1%	29.4%	10,461	19.0%
Selling, general and administrative expenses	43,205	40,152	21.1%	21.4%	3,053	7.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,088	34,939	14.3%	18.6%	(5,851)	(16.7)%
Total costs and expenses	148,250	142,326	72.5%	75.9%	5,924	4.2%
Income from operations	56,211	45,161	27.5%	24.1%	11,050	24.5%
Interest expense, net	22,771	14,485	11.1%	7.7%	8,286	57.2%
Change in fair value of private placement warrants	10,918	(6,600)	5.3%	(3.5)%	17,518	(265.4)%
Tax receivable agreement liability adjustment	—	(965)	—	(0.5)%	965	(100.0)%
Gain on interest rate swap	(4,805)	—	(2.3)%	—	(4,805)	n/a
Loss on extinguishment of debt	209	—	0.1%	—	209	n/a
Other income, net	(4,512)	(4,039)	(2.2)%	(2.2)%	(473)	11.7%
Total other expenses	24,581	2,881	12.0%	1.5%	21,700	753.2%
Income before income taxes	31,630	42,280	15.5%	22.6%	(10,650)	(25.2)%
Income tax provision	12,522	12,639	6.2%	6.8%	(117)	(0.9)%
Net income	$19,108	$29,641	9.3%	15.8%	$(10,533)	(35.5)%

Service Revenue. Service revenue increased by $21.5 million, or 12.3%, to $196.1 million for the three months ended June 30, 2023 from $174.5 million for the three months ended June 30, 2022, representing 95.9% and 93.1% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue
Commercial Services	$94,455	$84,888	46.2%	45.3%	$9,567	11.3%
Government Solutions	84,994	74,672	41.6%	39.8%	10,322	13.8%
Parking Solutions	16,601	14,942	8.1%	8.0%	1,659	11.1%
Total service revenue	$196,050	$174,502	95.9%	93.1%	$21,548	12.3%

Commercial Services service revenue increased by $9.6 million, or 11.3%, from $84.9 million for the three months ended June 30, 2022 to $94.5 million for the three months ended June 30, 2023, which was primarily due to increased travel volume and related tolling activity compared to the prior year. An increase in the volume of tolls incurred by RAC vehicles along with the continued adoption of the all-inclusive fee structure, shifting from an incidental or daily usage rate by our large RAC customers, contributed to a $9.5 million growth in revenue. In addition, the increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $2.2 million growth in revenue during the three months ended June 30, 2023, compared to the same period in 2022. These increases were partially offset by lower revenue generated from processing titles and registrations compared to the prior year.

Government Solutions service revenue increased by $10.3 million to $85.0 million for the three months ended June 30, 2023 compared to $74.7 million in the same period in 2022. The increase was primarily driven by the expansion of speed programs, as speed is the largest product in this segment and contributed approximately $8.0 million to the service revenue growth. The remaining increase is attributable to expansions across red-light, bus lane and school bus stop-arm programs.

Parking Solutions service revenue grew by $1.7 million to $16.6 million for the three months ended June 30, 2023, from $14.9 million for the three months ended June 30, 2022. The growth was primarily due to increased revenue from software as a service product offerings, professional services and citation processing services related to parking management solutions.

Product Sales. Product sales were $8.4 million and $13.0 million for the three months ended June 30, 2023 and 2022, respectively. Product sales decreased by approximately $4.6 million, which was mainly due to a $5.6 million decrease in product sales to Government Solutions customers, offset by growth of $1.0 million in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue. Cost of service revenue increased from $3.7 million for the three months ended June 30, 2022 to $4.3 million for the three months ended June 30, 2023. The $0.6 million increase was mainly due to increased recurring service costs in the Parking Solutions and the Commercial Services segments.

Cost of Product Sales. Cost of product sales decreased by $2.3 million from $8.3 million in the three months ended June 30, 2022 to $6.0 million in the three months ended June 30, 2023, which was mainly due to a decrease in costs in the Government Solutions segment offset by an increase in costs in the Parking Solutions segment.

Operating Expenses. Operating expenses increased by $10.5 million, or 19.0%, from $55.2 million for the three months ended June 30, 2022 to $65.7 million for the three months ended June 30, 2023. The increase in 2023 was primarily attributable to increases of $7.1 million in wages expense, $1.4 million for subcontractor costs and $1.0 million of recurring service costs compared to the prior period. Operating expenses as a percentage of total revenue increased from 29.4% to 32.1% for the three months ended June 30, 2022 and 2023, respectively. The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Operating expenses
Commercial Services	$20,780	$18,105	10.1%	9.7%	$2,675	14.8%
Government Solutions	39,399	34,401	19.3%	18.3%	4,998	14.5%
Parking Solutions	4,931	2,406	2.4%	1.2%	2,525	104.9%
Total operating expenses before stock-based compensation	65,110	54,912	31.8%	29.2%	10,198	18.6%
Stock-based compensation	547	284	0.3%	0.2%	263	92.6%
Total operating expenses	$65,657	$55,196	32.1%	29.4%	$10,461	19.0%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $43.2 million for the three months ended June 30, 2023 compared to $40.2 million for the same period in 2022. The increase was primarily due to $1.9 million of higher professional services costs and $0.7 million of information technology expenses compared to the prior period. Selling, general and administrative expenses as a percentage of total revenue decreased from 21.4% to 21.1% for the three months ended June 30, 2022 and 2023, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Selling, general and administrative expenses
Commercial Services	$16,131	$13,591	7.9%	7.3%	$2,540	18.7%
Government Solutions	15,926	14,255	7.8%	7.6%	1,671	11.7%
Parking Solutions	6,441	7,571	3.2%	4.0%	(1,130)	(14.9)%
Corporate and other	729	453	0.3%	0.2%	276	60.9%
Total selling, general and administrative expenses before stock-based compensation	39,227	35,870	19.2%	19.1%	3,357	9.4%
Stock-based compensation	3,978	4,282	1.9%	2.3%	(304)	(7.1)%
Total selling, general and administrative expenses	$43,205	$40,152	21.1%	21.4%	$3,053	7.6%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $5.8 million to $29.1 million for the three months ended June 30, 2023 from $34.9 million for the same period in 2022. This was mainly due to certain non-compete and developed technology intangible assets being fully amortized for the three-month period ended June 30, 2023 as compared to the prior year which included the amortization expense. This decrease was partially offset by increase in depreciation expense in the 2023 period.

Interest Expense, Net. Interest expense, net increased by $8.3 million from $14.5 million for the three months ended June 30, 2022 to $22.8 million for the same period in 2023 which is primarily attributable to rising interest rates. The average variable interest rate on the 2021 Term Loan was 470 basis points higher for the three months ended June 30, 2023 compared to the prior period. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a loss of $10.9 million and a gain of $6.6 million for the three months ended June 30, 2023 and 2022, respectively, related to the changes in fair value of our Private Placement Warrants, which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period, or a final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million benefit for the three months ended June 30, 2022 which arose from lower estimated state tax rates due to changes in apportionment.

Gain on Interest Rate Swap. We recorded a $4.8 million gain during the three months ended June 30, 2023, of which approximately $5.1 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, offset by $0.3 million related to the monthly cash payments on the interest rate swap.

Loss on extinguishment of debt. We recorded a $0.2 million loss on extinguishment of debt during the three months ended June 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $10.0 million on the 2021 Term Loan.

Other Income, Net. Other income, net was $4.5 million for the three months ended June 30, 2023 compared to $4.0 million for the three months ended June 30, 2022. The increase of $0.5 million is primarily attributable to volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $12.5 million representing an effective tax rate of 39.6% for the three months ended June 30, 2023 compared to a tax provision of $12.6 million, representing an effective tax rate of 29.9% for the same period in 2022. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the Private Placement Warrants.

Net Income. We had net income of $19.1 million for the three months ended June 30, 2023, as compared to a net income of $29.6 million for the three months ended June 30, 2022. The $10.5 million decrease in net income was primarily due to the change in fair value of Private Placement Warrants, increased interest expense, and the other statement of operations activity discussed above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue	$380,748	$335,636	96.1%	93.8%	$45,112	13.4%
Product sales	15,616	22,236	3.9%	6.2%	(6,620)	(29.8)%
Total revenue	396,364	357,872	100.0%	100.0%	38,492	10.8%
Cost of service revenue	8,568	7,492	2.1%	2.1%	1,076	14.4%
Cost of product sales	11,345	14,321	2.9%	4.0%	(2,976)	(20.8)%
Operating expenses	127,500	106,259	32.2%	29.7%	21,241	20.0%
Selling, general and administrative expenses	83,218	81,787	21.0%	22.9%	1,431	1.7%
Depreciation, amortization and (gain) loss on disposal of assets, net	59,421	70,846	15.0%	19.8%	(11,425)	(16.1)%
Total costs and expenses	290,052	280,705	73.2%	78.5%	9,347	3.3%
Income from operations	106,312	77,167	26.8%	21.5%	29,145	37.8%
Interest expense, net	45,458	28,764	11.5%	8.0%	16,694	58.0%
Change in fair value of private placement warrants	25,519	(2,866)	6.4%	(0.8)%	28,385	(990.4)%
Tax receivable agreement liability adjustment	—	(965)	—	(0.3)%	965	(100.0)%
Gain on interest rate swap	(2,007)	—	(0.5)%	—	(2,007)	n/a
Loss on extinguishment of debt	1,558	—	0.4%	—	1,558	n/a
Other income, net	(8,268)	(6,905)	(2.1)%	(1.9)%	(1,363)	19.7%
Total other expenses	62,260	18,028	15.7%	5.0%	44,232	245.4%
Income before income taxes	44,052	59,139	11.1%	16.5%	(15,087)	(25.5)%
Income tax provision	20,367	19,458	5.1%	5.4%	909	4.7%
Net income	$23,685	$39,681	6.0%	11.1%	$(15,996)	(40.3)%

Service Revenue. Service revenue increased by $45.1 million, or 13.4%, to $380.7 million for the six months ended June 30, 2023 from $335.6 million for the six months ended June 30, 2022, representing 96.1% and 93.8% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue
Commercial Services	$180,094	$158,353	45.5%	44.3%	$21,741	13.7%
Government Solutions	168,227	147,896	42.4%	41.3%	20,331	13.7%
Parking Solutions	32,427	29,387	8.2%	8.2%	3,040	10.3%
Total service revenue	$380,748	$335,636	96.1%	93.8%	$45,112	13.4%

Commercial Services service revenue increased by $21.7 million, or 13.7%, from $158.4 million for the six months ended June 30, 2022 to $180.1 million for the six months ended June 30, 2023. The increase was primarily due to increased travel volume and related tolling activity compared to the prior year which was still recovering from the COVID-19 pandemic, especially during January and February of 2022. An increase in the volume of tolls incurred by RAC vehicles along with the continued adoption of the all-inclusive fee structure, shifting from an incidental or daily usage rate by our large RAC customers, contributed to a $18.3 million growth in revenue. In addition, the increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $3.8 million growth in revenue during the six months ended June 30, 2023, compared to the same period in 2022. These increases were partially offset by lower revenue generated from processing titles and registrations compared to the prior year.

Government Solutions service revenue increased by $20.3 million to $168.2 million for the six months ended June 30, 2023 compared to $147.9 million in the same period in 2022. The increase was primarily driven by the expansion of speed programs, as speed is the largest product in this segment and contributed approximately $17.7 million to the service revenue growth. The remaining increase is attributable to expansions across red-light, bus lane and school bus stop-arm programs.

Parking Solutions service revenue grew by $3.0 million to $32.4 million for the six months ended June 30, 2023, from $29.4 million for the six months ended June 30, 2022. The growth was primarily due to increased revenue from software as a service product offerings, professional services and citation processing services related to parking management solutions.

Product Sales. Product sales were $15.6 million and $22.2 million for the six months ended June 30, 2023 and 2022, respectively. Product sales decreased by approximately $6.6 million, which was mainly due to a $8.5 million decrease in product sales to Government Solutions customers, offset by a $1.9 million growth in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue. Cost of service revenue increased from $7.5 million for the six months ended June 30, 2022 to $8.6 million for the six months ended June 30, 2023. The $1.1 million increase was mainly due to increased recurring service costs in the Parking Solutions segment.

Cost of Product Sales. Cost of product sales decreased by $3.0 million from $14.3 million in the six months ended June 30, 2022 to $11.3 million in the six months ended June 30, 2023, which was mainly due to a decrease in costs in the Government Solutions segment offset by an increase in costs in the Parking Solutions segment.

Operating Expenses. Operating expenses increased by $21.2 million, or 20.0%, from $106.3 million for the six months ended June 30, 2022 to $127.5 million for the six months ended June 30, 2023. The increase in 2023 was primarily attributable to increases of $12.8 million in wages expense, $3.0 million for subcontractor costs and $2.5 million of recurring service costs compared to the prior period. Operating expenses as a percentage of total revenue increased from 29.7% to 32.2% for the six months ended June 30, 2022 and 2023, respectively. The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Operating expenses
Commercial Services	$40,645	$34,052	10.3%	9.5%	$6,593	19.4%
Government Solutions	77,003	66,792	19.4%	18.7%	10,211	15.3%
Parking Solutions	8,973	4,917	2.3%	1.4%	4,056	82.5%
Total operating expenses before stock-based compensation	126,621	105,761	32.0%	29.6%	20,860	19.7%
Stock-based compensation	879	498	0.2%	0.1%	381	76.5%
Total operating expenses	$127,500	$106,259	32.2%	29.7%	$21,241	20.0%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $83.2 million for the six months ended June 30, 2023 compared to $81.8 million for the same period in 2022. This is primarily due to an aggregate $2.3 million increase in professional services, information technology and marketing expenses, which are partially offset by a decrease in credit loss expense due to improved economic conditions based on customer payment trends in the last 12 months. Selling, general and administrative expenses as a percentage of total revenue decreased from 22.9% to 21.0% for the six months ended June 30, 2022 and 2023, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Selling, general and administrative expenses
Commercial Services	$31,583	$26,854	8.0%	7.5%	$4,729	17.6%
Government Solutions	30,566	30,698	7.7%	8.6%	(132)	(0.4)%
Parking Solutions	12,989	14,966	3.3%	4.2%	(1,977)	(13.2)%
Corporate and other	1,056	755	0.2%	0.2%	301	39.9%
Total selling, general and administrative expenses before stock-based compensation	76,194	73,273	19.2%	20.5%	2,921	4.0%
Stock-based compensation	7,024	8,514	1.8%	2.4%	(1,490)	(17.5)%
Total selling, general and administrative expenses	$83,218	$81,787	21.0%	22.9%	$1,431	1.7%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $11.4 million to $59.4 million for the six months ended June 30, 2023 from $70.8 million for the same period in 2022. This was mainly due to certain non-compete and developed technology intangible assets being fully amortized in the six months ended June 30, 2023 as compared to the prior year.

Interest Expense, Net. Interest expense, net increased by $16.7 million from $28.8 million for the six months ended June 30, 2022 to $45.5 million for the same period in 2023 which is primarily attributable to rising interest rates. The average variable interest rate on the 2021 Term Loan was 450 basis points higher for the six months ended June 30, 2023 compared to the prior period. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a loss of $25.5 million and a gain of $2.9 million for the six months ended June 30, 2023 and 2022, respectively, related to the changes in fair value of our Private Placement Warrants, which are accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value is the result of re-measurement of the liability at the end of each reporting period, or a final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million benefit for the six months ended June 30, 2022 which is arising from lower estimated state tax rates due to changes in apportionment.

Gain on Interest Rate Swap. We recorded a $2.0 million gain during the six months ended June 30, 2023, of which approximately $3.6 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $1.6 million related to the monthly cash payments on the interest rate swap.

Loss on extinguishment of debt. We recorded a $1.6 million loss on extinguishment of debt during the six months ended June 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $72.5 million on the 2021 Term Loan.

Other Income, Net. Other income, net was $8.3 million for the six months ended June 30, 2023 compared to $6.9 million for the six months ended June 30, 2022. The increase of $1.4 million is primarily attributable to volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $20.4 million representing an effective tax rate of 46.2% for the six months ended June 30, 2023 compared to a tax provision of $19.5 million, representing an effective tax rate of 32.9% for the same period in 2022. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the Private Placement Warrants.

Net Income. We had net income of $23.7 million for the six months ended June 30, 2023, as compared to a net income of $39.7 million for the six months ended June 30, 2022. The $16.0 million decrease in net income was primarily due to the change in fair value of Private Placement Warrants, increased interest expense, and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2023, we had $74.8 million available for borrowing, net of letters of credit, under our Revolver.

We made early repayments totaling $10.0 million and $72.5 million on our 2021 Term Loan during the three and six months ended June 30, 2023.

During the six months ended June 30, 2023, we processed the exercise of 17.0 million Warrants in exchange for the issuance of 14,840,070 shares of Class A Common Stock. There were 13,782,411 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $105.8 million in cash proceeds as of June 30, 2023 and $52.7 million of cash proceeds received in July 2023. The remaining Warrant exercises were completed on a cashless basis.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 17% and 22% of total accounts receivable, net as of June 30, 2023 and December 31, 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2023	2022
Net cash provided by operating activities	$107,927	$96,375
Net cash used in investing activities	(31,525)	(23,299)
Net cash provided by (used in) financing activities	27,909	(86,517)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $11.6 million from $96.4 million for the six months ended June 30, 2022 to $107.9 million for the six months ended June 30, 2023. Net income year over year decreased by approximately $16.0 million, from $39.7 million in 2022 to $23.7 million in 2023. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased $23.4 million mainly due to the change in fair value of private placement warrants and the change in deferred income taxes, partially offset by decreased amortization expense year over year. The aggregate changes in operating assets and liabilities increased by $4.2 million in 2023 compared to prior year primarily due to the timing of accrued and other payables and fluctuation in inventory levels offset by an increase in prepaid and other current expenses.

Cash Flows from Investing Activities

Cash used in investing activities was $31.5 million and $23.3 million for the six months ended June 30, 2023 and 2022, respectively. There was an increase in cash used in 2023 related to the purchases of installation and service parts and property and equipment compared to the prior year, and due to the monthly cash payments on the interest rate swap entered into in December 2022 to hedge our exposure to rising interest rates.

Cash Flows from Financing Activities

Cash provided by (used in) financing activities was $27.9 million and $(86.5) million for the six months ended June 30, 2023 and 2022, respectively. The cash provided by financing activities in 2023 was mainly due to the $105.8 million proceeds from the exercise of warrants issued in connection with the IPO, partially offset by early repayments totaling $72.5 million on our 2021 Term Loan. The cash used in 2022 was mainly due to the repurchases of 3.1 million shares of the Company's Class A Common Stock for $55.3 million and the repayment of $25.0 million of borrowing on the Revolver in January 2022 and the quarterly principal payment on the 2021 Term Loan.

Long-term Debt

2021 Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 26, 2028, which includes the incremental borrowing of $250.0 million in December 2021 as a result of exercising the accordion feature available under the agreement. In connection with the 2021 Term Loan borrowings, the Company had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

During the six months ended June 30, 2023, the Company made early repayments of $72.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $809.1 million as of June 30, 2023. The Company recognized a loss on extinguishment of debt of $0.2 million and $1.6 million for the three and six months ended June 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. As of June 30, 2023, the new all-in interest rate on the 2021 Term Loan was 8.5%.

In addition, the 2021 Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the 2021 Term Loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year), as set forth in the following table:

Consolidated First Lien Net Leverage Ratio (As Defined by the 2021 Term Loan Agreement)	Applicable Prepayment Percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

Senior Notes

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of June 30, 2023 or December 31, 2022. The availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit at June 30, 2023.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of June 30, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At June 30, 2023, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $22.8 million and $14.5 million for the three months ended June 30, 2023 and 2022, respectively, and $45.5 million and $28.8 million for the six months ended June 30, 2023 and 2022, respectively.

See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements, for additional information on the interest rate swap entered into in December 2022 to hedge the Company's exposure against rising interest rates.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2023.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $809.1 million at June 30, 2023. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, we amended our 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. At June 30, 2023, the new all-in interest rate on the 2021 Term Loan was 8.5%.

Based on the June 30, 2023 balance outstanding, each 1% movement in interest rates will result in an approximately $8.1 million change in annual interest expense. Due to the limited history of the use of the new benchmark rate, we are unable to estimate the future impact to our borrowing costs as a result of the discontinuation of the LIBOR benchmark.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate of 5.17% and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675.0 million. We have the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a $4.8 million gain for the three months ended June 30, 2023 and a $2.0 million gain on the interest rate swap for the six months ended June 30, 2023. See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements for additional information on the interest rate swap.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of federal antitrust statutes: Section 7 of the Clayton Antitrust Act of 1914 (the “Clayton Act”), and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Discovery is closed. Verra Mobility filed a motion for summary judgment on June 21, 2023, which is pending. Trial has been set for November 2023. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation.

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

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of Economic Co-operation and Development ("OECD") model rules that propose a global minimum tax, which if adopted, may increase and negatively impact our provision for income taxes.

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15% that would apply to multinational companies with consolidated revenue above €750 million. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which we do business, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on our business in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies.

A significant portion of the compensation of our executive officers is delivered in the form of deferred equity awards, including performance share units, stock options and restricted stock unit awards. This compensation design is intended to align our executive compensation with the interests of our stockholders by emphasizing performance-based incentive compensation focused on objectives that our Board believes have a significant impact on stockholder value. Following the delivery of shares of our common stock under those equity awards, once any applicable service time or performance-based vesting standards have been satisfied, our executive officers from time to time engage in the open-market sale of some of those shares. Our executive officers may also engage from time to time in other transactions involving our securities.

Transactions in our securities by our executive officers are required to be made in accordance with our Insider Trading Policy, which, among other things, requires that the transactions be in accordance with applicable U.S. federal securities laws that prohibit trading while in possession of material nonpublic information. Rule 10b5-1 under the Exchange Act provides an affirmative defense that enables prearranged transactions in securities in a manner that avoids concerns about initiating transactions at a future date while possibly in possession of material nonpublic information. Our Insider Trading Policy permits our executive officers to enter into trading plans designed to comply with Rule 10b5-1. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

During the three months ended June 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	August 24, 2018
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.2	October 22, 2018
4.1	Specimen Class A Common Stock Certificate.	S-1	333-21503	4.2	December 9, 2016
4.2	Specimen Warrant Certificate.	S-1	333-21503	4.3	December 9, 2016
4.3	Warrant Agreement, dated January 12, 2017, between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-37979	4.1	January 19, 2017
4.4	First Amendment to Warrant Agreement, dated January 15, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and American Stock Transfer & Trust Company, LLC.	10-K	001-37979	4.4	March 2, 2020
4.5	Second Amendment to Warrant Agreement, dated May 11, 2023, by and between the Registrant and American Stock Transfer & Trust Company, LLC.	8-K	001-37979	4.1	May 11, 2023
10.1	Form of Notice of Grant of Restricted Stock Units (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	February 17, 2023
10.2	Form of Notice of Grant of Restricted Stock Units (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.2	February 17, 2023
10.3	Form of Notice of Grant of Stock Option (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.3	February 17, 2023
10.4	Form of Notice of Grant of Stock Option (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.4	February 17, 2023
10.5	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.5	February 17, 2023

10.6	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.6	February 17, 2023
10.7	Verra Mobility Corporation Second Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.7	February 17, 2023
10.8	Amendment No. 2 to Amended and Restated First Lien Term Loan Credit Agreement, dated as of March 29, 2023.	10-Q	001-37979	10.8	May 4, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: August 9, 2023	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)