Form 10-Q
period 2023-09-30
VERRA MOBILITY Corp
filed 2023-11-09
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 166,313,632 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2023

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

The future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022, which highlight, among other risks:

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
•
failure in or breaches of our networks or systems, including as a result of cyber-attacks; and
•
our ability to manage the risks, uncertainties and exposures related to our international operations.

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$114,379	$105,204
Restricted cash	3,951	3,911
Accounts receivable (net of allowance for credit losses of $17.6 million and $15.9 million at September 30, 2023 and December 31, 2022, respectively)	191,753	163,786
Unbilled receivables	40,069	30,782
Inventory	19,943	19,307
Prepaid expenses and other current assets	41,197	39,604
Total current assets	411,292	362,594
Installation and service parts, net	26,127	22,923
Property and equipment, net	117,827	109,775
Operating lease assets	35,299	37,593
Intangible assets, net	315,754	377,420
Goodwill	832,817	833,480
Other non-current assets	16,959	12,484
Total assets	$1,756,075	$1,756,269
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,760	$79,869
Deferred revenue	34,322	31,164
Accrued liabilities	59,459	48,847
Tax receivable agreement liability, current portion	5,007	4,994
Current portion of long-term debt	9,019	21,935
Total current liabilities	197,567	186,809
Long-term debt, net of current portion	1,030,351	1,190,045
Operating lease liabilities, net of current portion	30,552	33,362
Tax receivable agreement liability, net of current portion	50,900	50,900
Private placement warrant liabilities	—	24,066
Asset retirement obligations	14,075	12,993
Deferred tax liabilities, net	19,015	21,149
Other long-term liabilities	9,559	5,875
Total liabilities	1,352,019	1,525,199
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 166,310 and 148,962 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	17	15
Common stock contingent consideration	—	36,575
Additional paid-in capital	549,374	305,423
Accumulated deficit	(128,909)	(98,078)
Accumulated other comprehensive loss	(16,426)	(12,865)
Total stockholders' equity	404,056	231,070
Total liabilities and stockholders' equity	$1,756,075	$1,756,269

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Service revenue	$201,029	$180,617	$581,777	$516,253
Product sales	8,904	17,039	24,520	39,275
Total revenue	209,933	197,656	606,297	555,528
Cost of service revenue	5,150	4,144	13,718	11,636
Cost of product sales	6,864	11,317	18,209	25,638
Operating expenses	68,873	60,536	196,373	166,795
Selling, general and administrative expenses	42,276	41,126	125,494	122,913
Depreciation, amortization and (gain) loss on disposal of assets, net	27,597	35,035	87,018	105,881
Total costs and expenses	150,760	152,158	440,812	432,863
Income from operations	59,173	45,498	165,485	122,665
Interest expense, net	20,384	20,260	65,842	49,024
Change in fair value of private placement warrants	(553)	(2,267)	24,966	(5,133)
Tax receivable agreement liability adjustment	—	—	—	(965)
Loss (gain) on interest rate swap	60	—	(1,947)	—
Loss (gain) on extinguishment of debt	1,975	(3,005)	3,533	(3,005)
Other income, net	(4,498)	(2,462)	(12,766)	(9,367)
Total other expenses	17,368	12,526	79,628	30,554
Income before income taxes	41,805	32,972	85,857	92,111
Income tax provision	11,497	8,396	31,864	27,854
Net income	$30,308	$24,576	$53,993	$64,257
Other comprehensive loss:
Change in foreign currency translation adjustment	(4,189)	(8,167)	(3,561)	(15,840)
Total comprehensive income	$26,119	$16,409	$50,432	$48,417
Net income per share:
Basic	$0.18	$0.16	$0.35	$0.42
Diluted	$0.18	$0.15	$0.34	$0.38
Weighted average shares outstanding:
Basic	168,089	151,429	156,196	154,067
Diluted	169,497	158,304	157,133	160,433

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	4,577	—	4,577
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	313	—	—	—	—	—	—
Exercise of stock options	53	—	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(2,526)	—	—	(2,526)
Exercise of warrants	633	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,378	—	—	3,378
Other comprehensive loss, net of tax	—	—	—	—	—	(90)	(90)
Balance as of March 31, 2023	149,961	15	36,575	306,974	(93,501)	(12,955)	237,108
Net income	—	—	—	—	19,108	—	19,108
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,288)	18,288	—	—	—
Vesting of RSUs and PSUs	121	—	—	—	—	—	—
Exercise of stock options	127	—	—	1,689	—	—	1,689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(502)	—	—	(502)
Exercise of warrants	14,208	2	—	202,652	—	—	202,654
Stock-based compensation	—	—	—	4,525	—	—	4,525
Other comprehensive income, net of tax	—	—	—	—	—	718	718
Balance as of June 30, 2023	166,917	17	18,287	533,626	(74,393)	(12,237)	465,300
Net income	—	—	—	—	30,308	—	30,308
Earn-out shares issued to Platinum Stockholder	2,500	—	(18,287)	18,287	—	—	—
Share repurchases and retirement	(4,581)	—	—	(15,176)	(84,824)	—	(100,000)
Vesting of RSUs and PSUs	7	—	—	—	—	—	—
Exercise of stock options	34	—	—	457	—	—	457
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(49)	—	—	(49)
Exercise of warrants	1,433	—	—	7,786	—	—	7,786
Stock-based compensation	—	—	—	4,443	—	—	4,443
Other comprehensive loss, net of tax	—	—	—	—	—	(4,189)	(4,189)
Balance as of September 30, 2023	166,310	$17	$—	$549,374	$(128,909)	$(16,426)	$404,056

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

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Cash Flows from Operating Activities:
Net income	$53,993	$64,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,835	105,294
Amortization of deferred financing costs and discounts	3,600	4,122
Change in fair value of private placement warrants	24,966	(5,133)
Tax receivable agreement liability adjustment	—	(965)
Gain on interest rate swap	(3,361)	—
Loss (gain) on extinguishment of debt	3,533	(3,005)
Credit loss expense	7,553	10,892
Deferred income taxes	(7,236)	(17,310)
Stock-based compensation	12,346	13,656
Other	306	624
Changes in operating assets and liabilities:
Accounts receivable	(35,854)	(25,846)
Unbilled receivables	(9,529)	(4,205)
Inventory	(1,061)	(9,056)
Prepaid expenses and other assets	2,948	8,405
Deferred revenue	3,475	6,291
Accounts payable and other current liabilities	27,059	(1,978)
Other liabilities	798	2,733
Net cash provided by operating activities	170,371	148,776
Cash Flows from Investing Activities:
Payment of contingent consideration	—	(647)
Payments for interest rate swap	(1,414)	—
Purchases of installation and service parts and property and equipment	(40,501)	(35,927)
Cash proceeds from the sale of assets	222	140
Net cash used in investing activities	(41,693)	(36,434)
Cash Flows from Financing Activities:
Repayment on the revolver	—	(25,000)
Repayment of long-term debt	(179,264)	(6,764)
Payment of debt issuance costs	(362)	(410)
Proceeds from the exercise of warrants	161,408	—
Share repurchases and retirement	(100,000)	(125,071)
Proceeds from the exercise of stock options	2,845	997
Payment of employee tax withholding related to RSUs and PSUs vesting	(3,077)	(3,072)
Settlement of contingent consideration	—	(205)
Net cash used in financing activities	(118,450)	(159,525)
Effect of exchange rate changes on cash and cash equivalents	(1,013)	(1,620)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,215	(48,803)
Cash, cash equivalents and restricted cash - beginning of period	109,115	104,432
Cash, cash equivalents and restricted cash - end of period	$118,330	$55,629

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow information:
Interest paid	$60,370	$40,068
Income taxes paid, net of refunds	37,627	43,455
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	36,575	—
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	6,927	6,420
Increase in additional paid-in capital due to exercise of private placement warrants	49,032	—

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
City of New York Department of Transportation	16.5%	20.5%	17.1%	19.5%

The City of New York Department of Transportation (“NYCDOT”) represented 13% and 22% of total accounts receivable, net as of September 30, 2023 and December 31, 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hertz Corporation	11.8%	12.6%	11.8%	11.8%
Avis Budget Group, Inc.	15.1%	13.9%	13.8%	12.9%
Enterprise Holdings, Inc.	11.6%	10.3%	10.5%	9.7%

No Commercial Services customer exceeded 10% of total accounts receivable, net as of any period presented.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivable, net for the Parking Solutions segment as of or for any period presented.

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the nine months ended September 30, 2023 and 2022, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2023	$9,600	$1,577	$4,573	$157	$15,907
Credit loss expense	8,622	756	(1,964)	139	7,553
Write-offs, net of recoveries	(5,031)	(104)	(185)	(562)	(5,882)
Balance at September 30, 2023	$13,191	$2,229	$2,424	$(266)	$17,578

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	8,867	835	694	496	10,892
Write-offs, net of recoveries	(2,810)	(2,089)	(26)	(430)	(5,355)
Balance at September 30, 2022	$11,454	$1,838	$4,317	$66	$17,675

(1)
Driver-billed consists of receivables from drivers of rental cars and fleet management companies for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

Deferred Revenue

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $12.9 million and $12.2 million of deferred revenue in the Government Solutions segment as of September 30, 2023 and December 31, 2022, respectively. The majority of the remaining performance obligations as of September 30, 2023 are expected to be completed and recognized as revenue in the next 12 months and $4.1 million is expected to be recognized from 2024 through 2027. The Company had approximately $25.6 million and $21.2 million of deferred revenue in the Parking Solutions segment as of September 30, 2023 and December 31, 2022, respectively. The majority of the remaining performance obligations as of September 30, 2023 are expected to be completed and recognized as revenue in the next 12 months and $0.5 million is expected to be recognized after September 30, 2024.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate “SOFR,” as discussed below) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate of 5.17% and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675.0 million. The Company has the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash payments are recorded in the condensed consolidated statements of operations within the loss (gain) on interest rate swap line item.

The Company recorded a $0.1 million loss during the three months ended September 30, 2023, of which $0.2 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, netted by $0.1 million related to the monthly cash payments. The Company recorded a $1.9 million gain during the nine months ended September 30, 2023, of which $3.3 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, netted by $1.4 million related to the monthly cash payments. The effect of remeasurement to fair value is recorded within the operating activities section and the monthly cash payments are recorded within the investing activities section in the condensed consolidated statements of cash flows. See below for further discussion on the fair value measurement of the interest rate swap, and Note 6, Long-term Debt, for additional information on the Company's mix of fixed and variable debt.

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provides optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate that is discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. As a result, the Company adopted the standard and elected to apply the optional expedients which enabled it to consider the change in the benchmark interest rate as a continuation of the existing loan agreement and account for it prospectively. The adoption of this standard did not have a material impact to the condensed consolidated financial statements.

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
3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2023	December 31, 2022
Prepaid services	$10,942	$9,171
Prepaid tolls	9,005	9,978
Costs to fulfill a customer contract	5,452	3,193
Prepaid computer maintenance	4,290	5,492
Prepaid income taxes	5,814	4,629
Interest rate swap asset	2,266	—
Deposits	1,778	2,057
Other	1,650	5,084
Total prepaid expenses and other current assets	$41,197	$39,604

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2022	$419,720	$214,618	$199,142	$833,480
Foreign currency translation adjustment	88	(751)	—	(663)
Balance at September 30, 2023	$419,808	$213,867	$199,142	$832,817

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2023			December 31, 2022
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	0.4 years	$36,113	$32,718	0.4 years	$36,151	$32,233
Non-compete agreements	zero	62,541	62,541	0.1 years	62,529	60,926
Customer relationships	4.7 years	557,223	273,108	5.5 years	557,570	227,102
Developed technology	0.9 years	200,553	172,309	1.2 years	201,548	160,117
Gross carrying value of intangible assets		856,430	$540,676		857,798	$480,378
Less: accumulated amortization		(540,676)			(480,378)
Intangible assets, net		$315,754			$377,420

Amortization expense was $18.9 million and $26.6 million for the three months ended September 30, 2023 and 2022, respectively, and was $60.9 million and $81.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2023	$16,721
2024	66,881
2025	64,183
2026	57,229
2027	28,125
Thereafter	82,615
Total	$315,754

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2023	December 31, 2022
Accrued salaries and wages	$21,690	$19,109
Accrued interest payable	9,235	4,459
Current deferred tax liabilities	7,519	7,559
Current portion of operating lease liabilities	7,088	6,355
Restricted cash due to customers	3,204	3,541
Payroll liabilities	3,025	2,136
Advance deposits	2,781	1,029
Accrued commissions	1,195	857
Income tax payable	963	269
Other	2,759	3,533
Total accrued liabilities	$59,459	$48,847

6. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	September 30, 2023	December 31, 2022
2021 Term Loan, due 2028	$706,842	$886,106
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(3,869)	(5,637)
Less: unamortized deferred financing costs	(13,603)	(18,489)
Total long-term debt	1,039,370	1,211,980
Less: current portion of long-term debt	(9,019)	(21,935)
Total long-term debt, net of current portion	$1,030,351	$1,190,045

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

During the nine months ended September 30, 2023, the Company made early repayments of $172.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $706.8 million as of September 30, 2023. The Company recognized a loss on extinguishment of debt of $2.0 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. The Company has applied the optional expedients in ASC 848, Reference Rate Reform, and elected to treat the change in the benchmark interest rate to Term SOFR as a continuation of the existing loan agreement and account for it prospectively. As of September 30, 2023, the new all-in interest rate on the 2021 Term Loan was 8.7%.

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

PPP Loan

During fiscal year 2020, one of the Company’s wholly owned subsidiaries received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, the Company applied for forgiveness of this loan, and on September 23, 2022, it was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, the Company recognized a $3.0 million gain on extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of September 30, 2023 or December 31, 2022. The availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit at September 30, 2023.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of September 30, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At September 30, 2023, the Company was compliant with all debt covenants.

Interest Expense

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $20.4 million and $20.3 million for the three months ended September 30, 2023 and 2022, respectively, and $65.8 million and $49.0 million for the nine months ended September 30, 2023 and 2022, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.6% and 7.0% at September 30, 2023 and December 31, 2022, respectively.

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

	Level in	September 30, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$693,234	$708,609	$866,365	$883,891
Senior Notes	2	346,136	318,500	345,615	313,250

The Company had issued Private Placement Warrants in connection with the IPO to acquire shares of the Company's Class A Common Stock which had a five-year term and expired in October 2023. As of September 30, 2023, all Private Placement Warrants were exercised by the warrant holders. The fair value of the Private Placement Warrants liabilities was measured on a recurring basis and was estimated using the Black-Scholes option pricing model using significant unobservable inputs, and was therefore classified within level 3 of the fair value hierarchy. The key assumptions used at December 31, 2022 were as follows:

December 31, 2022
Stock price	$13.83
Strike price	$11.50
Volatility	44.0%
Remaining life (in years)	0.8
Risk-free interest rate	4.74%
Expected dividend yield	0.0%
Estimated fair value (per warrant)	$3.61

The following summarizes the changes in fair value of Private Placement Warrant liabilities included in net income and the impact of exercises for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Beginning balance	$5,430	$35,600	$24,066	$38,466
Change in fair value of private placement warrants	(553)	(2,267)	24,966	(5,133)
Exercise of warrants	(4,877)	—	(49,032)	—
Ending balance	$—	$33,333	$—	$33,333

Change in fair value of private placement warrants consists of adjustments related to the Private Placement Warrants liabilities re-measured to fair value at the end of each reporting period and the final mark-to-market adjustments for exercised warrants. During the nine months ended September 30, 2023, there were 6.7 million exercises of Private Placement Warrants which reduced our Private Placement Warrants liabilities by $49.0 million with an offset to common stock at par value and the remaining to additional paid in capital.

The Company has an equity investment measured at cost with a carrying value of $1.9 million as of September 30, 2023, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the nine months ended September 30, 2023.

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

($ in thousands)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Prepaid expenses and other current assets
Beginning balance	$2,263	$—
Change in fair value of interest rate swap	3	2,266
Ending balance	$2,266	$2,266

Other non-current assets
Beginning balance	$2,296	$1,973
Change in fair value of interest rate swap	(204)	119
Ending balance	$2,092	$2,092

Accrued liabilities
Beginning balance	$—	$977
Change in fair value of interest rate swap	—	(977)
Ending balance	$—	$—

The Company separately classifies the current and non-current components based on the value of settlements due within 12 months (current) and greater than 12 months (non-current). For additional information on the interest rate swap, refer to Note 2, Significant Accounting Policies.

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income	$30,308	$24,576	$53,993	$64,257
Denominator:
Weighted average shares - basic	168,089	151,429	156,196	154,067
Common stock equivalents	1,408	6,875	937	6,366
Weighted average shares - diluted	169,497	158,304	157,133	160,433
Net income per share - basic	$0.18	$0.16	$0.35	$0.42
Net income per share - diluted	$0.18	$0.15	$0.34	$0.38
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares (1)	—	5,000	—	5,000
ASR shares (2)	985	984	985	984
Non-qualified stock options	139	1,110	761	1,224
Performance share units	12	—	341	166
Restricted stock units	107	51	114	1,020
Total antidilutive shares excluded	1,243	7,145	2,201	8,394

(1) Contingently issuable shares related to the earn-out agreement as discussed in Note 12, Other Significant Transactions.

(2) Had the accelerated share repurchase (“ASR”) initiated in the third quarter of 2023 described in Note 10, Stockholders' Equity, been settled as of September 30, 2023, determined based on the volume-weighted average price per share since its effective date, the counterparties would have been required to deliver these additional estimated shares to the Company. However, the Company cannot predict the final number of shares to be received under the current ASR agreement until its completion, which is expected to occur during the first quarter of 2024. The final shares that were received by the Company for the August 2022 ASR were 943,361.

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

The Company’s effective income tax rate was 27.5% and 25.5% for the three months ended September 30, 2023 and 2022, respectively, and 37.1% and 30.2% for the nine months ended September 30, 2023 and 2022, respectively. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants.

10. Stockholders’ Equity

Warrants

As of December 31, 2022, there were 19,999,967 warrants outstanding to acquire shares of the Company’s Class A Common Stock, including (i) 6,666,666 warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) and (ii) the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants had a five-year term and expired in October 2023, unless they were redeemed or liquidated prior to expiration. As of September 30, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

During the nine months ended September 30, 2023, the Company processed the exercise of 19,999,333 Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds as of September 30, 2023. The remaining Warrant exercises were completed on a cashless basis. In addition, the Company redeemed 634 Public Warrants at a price of $0.01 per warrant, as the last sale price of the Class A Common Stock was equal to or exceeded $18.00 per share for 20 trading days within a 30 trading-day period before the Company sent the notice of redemption to the Warrant holders.

For details on the Private Placement Warrants liabilities as a result of the Warrant exercises and the changes in fair value of the liabilities recorded in the condensed consolidated statement of operations, refer to Note 7, Fair Value of Financial Instruments.

Share Repurchases and Retirement

Fiscal Year 2023

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

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during the three months ended September 30, 2023, which it subsequently retired. On September 5, 2023, the Company used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the first quarter of fiscal year 2024, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. The Company accounted for the ASR as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contract, therefore, it did not account for it as a derivative instrument.

The Company paid a total of $100.0 million for share repurchases during the three and nine months ended September 30, 2023, and accounted for the transactions by deducting the par value from common stock, reducing $15.2 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $84.8 million.

Fiscal Year 2022

In May 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of its outstanding shares of Class A Common Stock over a twelve-month period.

On May 12, 2022, the Company paid $50.0 million for an ASR and received an initial delivery of 2,739,726 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred during the third quarter of fiscal year 2022, at which time, the Company received 445,086 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In addition, during the second and third quarters of 2022, the Company paid $6.9 million and repurchased 445,791 shares of its Class A Common Stock through open market transactions. The Company then initiated a second ASR during the third quarter of 2022 for the remaining availability under the share repurchase program. On August 19, 2022, the Company paid $68.1 million for the second ASR, and received an initial delivery of 3,300,000 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred during the fourth quarter of fiscal year 2022. The Company accounted for each ASR transaction as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contracts, therefore, it did not account for them as derivative instruments.

The Company paid a total of $125.0 million for shares repurchases and $0.1 million for direct costs during the nine months ended September 30, 2022 and accounted for the transactions by deducting the par value from common stock, reducing $14.0 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $111.1 million. The repurchases under the May 2022 share repurchase program were completed prior to the authorization of the November 2022 share repurchase program discussed above.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Operating expenses	$628	$331	$1,507	$829
Selling, general and administrative expenses	3,815	4,313	10,839	12,827
Total stock-based compensation expense	$4,443	$4,644	$12,346	$13,656

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

At September 30, 2023, the TRA liability was approximately $55.9 million of which $5.0 million was the current portion and $50.9 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets.

There were no changes to the TRA liability for the nine months ended September 30, 2023. The Company recorded a $1.0 million benefit for the nine months ended September 30, 2022 which resulted from lower estimated state tax rates due to changes in apportionment.

Earn-Out Agreement

Under the Merger Agreement, the Platinum Stockholder was entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeded certain thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during the five-year period following the closing of the Business Combination (the “Common Stock Price”).

The Earn-Out Shares were issued by the Company to the Platinum Stockholder upon meeting the below Common Stock Price Thresholds (each, a “Triggering Event”):

Common Stock Price Thresholds	One-time Issuance of Shares
> $13.00 (a)	2,500,000
> $15.50 (a)	2,500,000
> $18.00 (a)	2,500,000
> $20.50 (a)	2,500,000

(a)
All four tranches of Earn-Out Shares have been issued, as discussed below.

The Company estimated the original fair value of the contingently issuable shares to be $73.15 million, which was not subject to future revisions during the five-year period discussed above. The Company used a Monte Carlo simulation option-pricing model to arrive at its original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of each Triggering Event, any issuable shares were transferred from common stock contingent consideration to common stock and additional paid-in capital accounts.

On April 26, 2019, January 27, 2020, June 14, 2023, and July 26, 2023, the Triggering Events for the issuance of the first, second, third and fourth tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of each date had been greater than $13.00, $15.50, $18.00, and $20.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 10,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an aggregate increase in the Company’s common stock and additional paid-in capital accounts of $73.15 million, with a corresponding decrease to the common stock contingent consideration account. As of September 30, 2023, there are no shares that remain contingently issuable under the Earn-Out agreement.

13. Commitments and Contingencies

The Company had $1.9 million of bank guarantees at September 30, 2023 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at September 30, 2023 were $20.0 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months, and approximately $2.9 million is expected to be incurred subsequent to September 30, 2024.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (“City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. Merits discovery in the trial court is underway. Trial has been scheduled for March 2025. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

PlusPass Inc. (“PlusPass”) v. Verra Mobility Corporation, et al. is a lawsuit filed in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., in November 2020. PlusPass filed amended complaints on November 20, 2020 and April 27, 2021. PlusPass alleges that Verra Mobility violated Section 7 of the Clayton Act through a merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss PlusPass’ second amended complaint in its entirety, which was denied in August 2021. Discovery is closed. Verra Mobility filed a motion for summary judgment on June 21, 2023, which is pending. Trial had been set for November 2023, but was moved by the court to April 2024. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation. Based on the information available to the Company at present, it cannot reasonably estimate a range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$98,149	$85,092	$17,788	$—	$201,029
Product sales	—	5,193	3,711	—	8,904
Total revenue	98,149	90,285	21,499	—	209,933
Cost of service revenue	567	578	4,005	—	5,150
Cost of product sales	—	3,584	3,280	—	6,864
Operating expenses	21,174	42,395	4,676	—	68,245
Selling, general and administrative expenses	15,544	15,181	6,002	—	36,727
Loss on disposal of assets, net	—	54	13	—	67
Other income, net	(4,418)	(75)	(5)	—	(4,498)
Segment profit	$65,282	$28,568	$3,528	$—	$97,378
Segment profit	$65,282	$28,568	$3,528	$—	$97,378
Depreciation and amortization	—	—	—	27,530	27,530
Transaction and other related expenses	—	—	—	152	152
Transformation expenses	—	—	—	1,582	1,582
Change in fair value of private placement warrants	—	—	—	(553)	(553)
Loss on interest rate swap	—	—	—	60	60
Loss on extinguishment of debt	—	—	—	1,975	1,975
Stock-based compensation	—	—	—	4,443	4,443
Interest expense, net	—	—	—	20,384	20,384
Income before income taxes	$65,282	$28,568	$3,528	$(55,573)	$41,805

	For the Three Months Ended September 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$86,056	$77,441	$17,120	$—	$180,617
Product sales	—	12,287	4,752	—	17,039
Total revenue	86,056	89,728	21,872	—	197,656
Cost of service revenue	478	481	3,185	—	4,144
Cost of product sales	—	7,496	3,821	—	11,317
Operating expenses	18,952	36,868	4,385	—	60,205
Selling, general and administrative expenses	14,126	15,034	6,218	—	35,378
(Gain) loss on disposal of assets, net	—	(54)	10	—	(44)
Other (income) expense, net	(3,869)	(454)	85	—	(4,238)
Segment profit	$56,369	$30,357	$4,168	$—	$90,894
Segment profit	$56,369	$30,357	$4,168	$—	$90,894
Depreciation and amortization	—	—	—	35,079	35,079
Transaction and other related expenses	—	—	—	2,968	2,968
Transformation expenses	—	—	—	243	243
Change in fair value of private placement warrants	—	—	—	(2,267)	(2,267)
Gain on extinguishment of debt	—	—	—	(3,005)	(3,005)
Stock-based compensation	—	—	—	4,644	4,644
Interest expense, net	—	—	—	20,260	20,260
Income before income taxes	$56,369	$30,357	$4,168	$(57,922)	$32,972

	For the Nine Months Ended September 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$278,243	$253,319	$50,215	$—	$581,777
Product sales	—	11,143	13,377	—	24,520
Total revenue	278,243	264,462	63,592	—	606,297
Cost of service revenue	1,738	1,770	10,210	—	13,718
Cost of product sales	—	7,309	10,900	—	18,209
Operating expenses	61,819	119,398	13,649	—	194,866
Selling, general and administrative expenses	47,127	45,747	18,991	—	111,865
Loss on disposal of assets, net	—	170	13	—	183
Other income, net	(12,372)	(325)	(69)	—	(12,766)
Segment profit	$179,931	$90,393	$9,898	$—	$280,222
Segment profit	$179,931	$90,393	$9,898	$—	$280,222
Depreciation and amortization	—	—	—	86,835	86,835
Transaction and other related expenses	—	—	—	484	484
Transformation expenses	—	—	—	2,306	2,306
Change in fair value of private placement warrants	—	—	—	24,966	24,966
Gain on interest rate swap	—	—	—	(1,947)	(1,947)
Loss on extinguishment of debt	—	—	—	3,533	3,533
Stock-based compensation	—	—	—	12,346	12,346
Interest expense, net	—	—	—	65,842	65,842
Income before income taxes	$179,931	$90,393	$9,898	$(194,365)	$85,857

	For the Nine Months Ended September 30, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$244,409	$225,337	$46,507	$—	$516,253
Product sales	—	26,747	12,528	—	39,275
Total revenue	244,409	252,084	59,035	—	555,528
Cost of service revenue	1,576	1,517	8,543	—	11,636
Cost of product sales	—	16,116	9,522	—	25,638
Operating expenses	53,004	103,660	9,302	—	165,966
Selling, general and administrative expenses	40,980	45,732	21,184	—	107,896
Loss on disposal of assets, net	—	572	15	—	587
Other (income) expense, net	(10,664)	(600)	121	—	(11,143)
Segment profit	$159,513	$85,087	$10,348	$—	$254,948
Segment profit	$159,513	$85,087	$10,348	$—	$254,948
Depreciation and amortization	—	—	—	105,294	105,294
Transaction and other related expenses	—	—	—	3,457	3,457
Transformation expenses	—	—	—	509	509
Change in fair value of private placement warrants	—	—	—	(5,133)	(5,133)
Tax receivable agreement liability adjustment	—	—	—	(965)	(965)
Gain on extinguishment of debt	—	—	—	(3,005)	(3,005)
Stock-based compensation	—	—	—	13,656	13,656
Interest expense, net	—	—	—	49,024	49,024
Income before income taxes	$159,513	$85,087	$10,348	$(162,837)	$92,111

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $8.9 million and $17.0 million for the three months ended September 30, 2023 and 2022, respectively and were $24.5 million and $39.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Australia	$13,461	$9,576	$33,431	$25,793
Canada	6,535	8,097	22,336	23,757
United Kingdom	4,923	4,517	17,585	15,716
All other	1,008	986	2,430	2,140
Total international revenues	$25,927	$23,176	$75,782	$67,406

15. Subsequent Event

On October 30, 2023, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100 million of its outstanding shares of Class A common stock over the next eighteen months. The level at which the Company repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

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

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term vision. During the periods presented, we:

•
Increased total revenue by $50.8 million, or 9.1%, from $555.5 million in the nine months ended September 30, 2022 to $606.3 million in the same period in 2023. The increase was mainly due to service revenue resulting from increased travel volume and higher adoption of the all-inclusive product offering in the Commercial Services segment and the expansion of speed programs in the Government Solutions segment.
•
Generated cash flows from operating activities of $170.4 million and $148.8 million for the nine months ended September 30, 2023 and 2022, respectively. Our cash on hand was $114.4 million as of September 30, 2023, due in part to $161.4 million of cash proceeds received from Warrant exercises partially offset by $100 million paid for share repurchases during the nine months ended September 30, 2023.
•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, made early repayments totaling $172.5 million on our 2021 Term Loan during the nine months ended September 30, 2023.

Recent Events

In November 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, accelerated share repurchase (“ASR”) or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the first quarter of fiscal year 2024, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. We paid a total of $100.0 million for shares repurchases during the nine months ended September 30, 2023.

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of liability adjustments related to the Private Placement Warrants originally issued to Gores Sponsor II, LLC re-measured to fair value at the end of each reporting period, and the final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. This consists of adjustments made to our Tax Receivable Agreement liability due to changes in estimates.

Loss (Gain) on Interest Rate Swap. Loss (gain) on interest rate swap relates to the changes associated with the derivative instrument re-measured to fair value at the end of the reporting period and the related periodic cash payments.

Loss (Gain) on Extinguishment of Debt. Loss (gain) on extinguishment of debt consists of the write-off of pre-existing original issue discounts and deferred financing costs associated with debt extinguishment, and any gains recognized as a result of loan forgiveness.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards, gains or losses on foreign currency transactions and other non-operating expenses.

Results of Operations

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue	$201,029	$180,617	95.8%	91.4%	$20,412	11.3%
Product sales	8,904	17,039	4.2%	8.6%	(8,135)	(47.7)%
Total revenue	209,933	197,656	100.0%	100.0%	12,277	6.2%
Cost of service revenue	5,150	4,144	2.5%	2.1%	1,006	24.3%
Cost of product sales	6,864	11,317	3.3%	5.7%	(4,453)	(39.3)%
Operating expenses	68,873	60,536	32.8%	30.6%	8,337	13.8%
Selling, general and administrative expenses	42,276	41,126	20.1%	20.8%	1,150	2.8%
Depreciation, amortization and (gain) loss on disposal of assets, net	27,597	35,035	13.1%	17.7%	(7,438)	(21.2)%
Total costs and expenses	150,760	152,158	71.8%	76.9%	(1,398)	(0.9)%
Income from operations	59,173	45,498	28.2%	23.1%	13,675	30.1%
Interest expense, net	20,384	20,260	9.7%	10.3%	124	0.6%
Change in fair value of private placement warrants	(553)	(2,267)	(0.3)%	(1.1)%	1,714	(75.6)%
Loss on interest rate swap	60	—	0.0%	—	60	n/a
Loss (gain) on extinguishment of debt	1,975	(3,005)	1.0%	(1.5)%	4,980	(165.7)%
Other income, net	(4,498)	(2,462)	(2.1)%	(1.2)%	(2,036)	82.7%
Total other expenses	17,368	12,526	8.3%	6.5%	4,842	38.7%
Income before income taxes	41,805	32,972	19.9%	16.6%	8,833	26.8%
Income tax provision	11,497	8,396	5.5%	4.2%	3,101	36.9%
Net income	$30,308	$24,576	14.4%	12.4%	$5,732	23.3%

Service Revenue. Service revenue increased by $20.4 million, or 11.3%, to $201.0 million for the three months ended September 30, 2023 from $180.6 million for the three months ended September 30, 2022, representing 95.8% and 91.4% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue
Commercial Services	$98,149	$86,056	46.8%	43.5%	$12,093	14.1%
Government Solutions	85,092	77,441	40.5%	39.2%	7,651	9.9%
Parking Solutions	17,788	17,120	8.5%	8.7%	668	3.9%
Total service revenue	$201,029	$180,617	95.8%	91.4%	$20,412	11.3%

Commercial Services service revenue increased by $12.1 million, or 14.1%, from $86.1 million for the three months ended September 30, 2022 to $98.1 million for the three months ended September 30, 2023, which was primarily due to increased travel volume and related tolling activity compared to the prior year. An increase in the volume of tolls incurred by RAC vehicles along with the continued adoption of the all-inclusive fee structure, shifting from an incidental or daily usage rate by our large RAC customers, contributed to a $11.3 million growth in revenue. In addition, the increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $2.7 million growth in revenue during the three months ended September 30, 2023, compared to the same period in 2022. These increases were partially offset by lower revenue generated from processing titles and registrations compared to the prior year.

Government Solutions service revenue increased by $7.7 million to $85.1 million for the three months ended September 30, 2023 compared to $77.4 million in the same period in 2022. The increase was primarily driven by the expansion of speed programs, as speed is the largest product in this segment and contributed approximately $6.0 million to the service revenue growth. The remaining increase is attributable to expansions across red-light and bus lane programs.

Parking Solutions service revenue grew by $0.7 million to $17.8 million for the three months ended September 30, 2023, from $17.1 million for the three months ended September 30, 2022. The growth was primarily due to increased revenue from software as a service product offerings and citation processing services related to parking management solutions.

Product Sales. Product sales were $8.9 million and $17.0 million for the three months ended September 30, 2023 and 2022, respectively. Product sales decreased by approximately $8.1 million, which was mainly due to a $7.1 million decrease in product sales to Government Solutions customers and a decrease of $1.0 million in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue. Cost of service revenue increased from $4.1 million for the three months ended September 30, 2022 to $5.2 million for the three months ended September 30, 2023. The $1.1 million increase was mainly due to increased recurring service costs in the Parking Solutions and the Commercial Services segments.

Cost of Product Sales. Cost of product sales decreased by $4.4 million from $11.3 million in the three months ended September 30, 2022 to $6.9 million in the three months ended September 30, 2023, which was in line with the decrease in product sales in the Government Solutions and Parking Solutions segments, discussed above.

Operating Expenses. Operating expenses increased by $8.3 million, or 13.8%, from $60.5 million for the three months ended September 30, 2022 to $68.9 million for the three months ended September 30, 2023. The increase in 2023 was primarily attributable to increases of $5.4 million in wages expense, $1.1 million of recurring service costs and $1.0 million for information technology expenses compared to the prior period. Operating expenses as a percentage of total revenue increased from 30.6% to 32.8% for the three months ended September 30, 2022 and 2023, respectively. The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Operating expenses
Commercial Services	$21,174	$18,952	10.1%	9.6%	$2,222	11.7%
Government Solutions	42,395	36,868	20.2%	18.6%	5,527	15.0%
Parking Solutions	4,676	4,385	2.2%	2.2%	291	6.6%
Total operating expenses before stock-based compensation	68,245	60,205	32.5%	30.4%	8,040	13.4%
Stock-based compensation	628	331	0.3%	0.2%	297	89.7%
Total operating expenses	$68,873	$60,536	32.8%	30.6%	$8,337	13.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.1 million to $42.3 million for the three months ended September 30, 2023 compared to $41.1 million for the same period in 2022. The increase was primarily due to $2.3 million of higher wages expense, partially offset by decreases in professional services expense and credit loss expense based on customer payment trends in the last 12 months. Selling, general and administrative expenses as a percentage of total revenue decreased from 20.8% to 20.1% for the three months ended September 30, 2022 and 2023, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Selling, general and administrative expenses
Commercial Services	$15,544	$14,126	7.4%	7.2%	$1,418	10.0%
Government Solutions	15,181	15,034	7.2%	7.6%	147	1.0%
Parking Solutions	6,002	6,218	2.9%	3.1%	(216)	(3.5)%
Corporate and other	1,734	1,435	0.8%	0.7%	299	20.8%
Total selling, general and administrative expenses before stock-based compensation	38,461	36,813	18.3%	18.6%	1,648	4.5%
Stock-based compensation	3,815	4,313	1.8%	2.2%	(498)	(11.5)%
Total selling, general and administrative expenses	$42,276	$41,126	20.1%	20.8%	$1,150	2.8%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $7.4 million to $27.6 million for the three months ended September 30, 2023 from $35.0 million for the same period in 2022. This was mainly due to certain non-compete and developed technology intangible assets being fully amortized for the three-month period ended September 30, 2023 as compared to the prior year which included the amortization expense. This decrease was partially offset by an increase in depreciation expense in the 2023 period.

Interest Expense, Net. Interest expense, net increased by $0.1 million from $20.3 million for the three months ended September 30, 2022 to $20.4 million for the same period in 2023 which is primarily attributable to rising interest rates offset by voluntary early repayments. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded gains of $0.6 million and $2.3 million for the three months ended September 30, 2023 and 2022, respectively, related to the changes in fair value of our Private Placement Warrants, which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of each reporting period, and the final re-measurement upon their exercise.

Loss on Interest Rate Swap. We recorded a $0.1 million loss during the three months ended September 30, 2023, of which approximately $0.2 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, offset by $0.1 million related to the monthly cash payments on the interest rate swap.

Loss (Gain) on Extinguishment of Debt. We recorded a $2.0 million loss on extinguishment of debt during the three months ended September 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $100 million on the 2021 Term Loan. We recorded a $3.0 million gain on extinguishment of debt during the three months ended September 30, 2022 related to the forgiveness of the PPP loan, discussed below.

Other Income, Net. Other income, net was $4.5 million for the three months ended September 30, 2023 compared to $2.5 million for the three months ended September 30, 2022. The increase of $2.0 million is primarily attributable to income resulting from volume rebates earned from total spend on purchasing cards from increasing tolling activity, and a one-time adjustment recognized in the third quarter of 2022 for a previous acquisition subsequent to the measurement period with no comparable amount in the 2023 period.

Income Tax Provision. Income tax provision was $11.5 million representing an effective tax rate of 27.5% for the three months ended September 30, 2023 compared to a tax provision of $8.4 million, representing an effective tax rate of 25.5% for the same period in 2022. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustment on the Private Placement Warrants and the PPP loan forgiveness recorded in 2022.

Net Income. We had net income of $30.3 million for the three months ended September 30, 2023, as compared to a net income of $24.6 million for the three months ended September 30, 2022. The $5.7 million increase in net income was primarily due to the increase in total revenue, decreased amortization expense and the other statement of operations activity discussed above.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue	$581,777	$516,253	96.0%	92.9%	$65,524	12.7%
Product sales	24,520	39,275	4.0%	7.1%	(14,755)	(37.6)%
Total revenue	606,297	555,528	100.0%	100.0%	50,769	9.1%
Cost of service revenue	13,718	11,636	2.2%	2.1%	2,082	17.9%
Cost of product sales	18,209	25,638	3.0%	4.6%	(7,429)	(29.0)%
Operating expenses	196,373	166,795	32.4%	30.0%	29,578	17.7%
Selling, general and administrative expenses	125,494	122,913	20.7%	22.1%	2,581	2.1%
Depreciation, amortization and (gain) loss on disposal of assets, net	87,018	105,881	14.4%	19.1%	(18,863)	(17.8)%
Total costs and expenses	440,812	432,863	72.7%	77.9%	7,949	1.8%
Income from operations	165,485	122,665	27.3%	22.1%	42,820	34.9%
Interest expense, net	65,842	49,024	10.9%	8.8%	16,818	34.3%
Change in fair value of private placement warrants	24,966	(5,133)	4.1%	(0.9)%	30,099	(586.4)%
Tax receivable agreement liability adjustment	—	(965)	—	(0.2)%	965	(100.0)%
Gain on interest rate swap	(1,947)	—	(0.3)%	—	(1,947)	n/a
Loss (gain) on extinguishment of debt	3,533	(3,005)	0.5%	(0.5)%	6,538	(217.6)%
Other income, net	(12,766)	(9,367)	(2.1)%	(1.7)%	(3,399)	36.3%
Total other expenses	79,628	30,554	13.1%	5.5%	49,074	160.6%
Income before income taxes	85,857	92,111	14.2%	16.6%	(6,254)	(6.8)%
Income tax provision	31,864	27,854	5.3%	5.0%	4,010	14.4%
Net income	$53,993	$64,257	8.9%	11.6%	$(10,264)	(16.0)%

Service Revenue. Service revenue increased by $65.5 million, or 12.7%, to $581.8 million for the nine months ended September 30, 2023 from $516.3 million for the nine months ended September 30, 2022, representing 96.0% and 92.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue
Commercial Services	$278,243	$244,409	45.9%	44.0%	$33,834	13.8%
Government Solutions	253,319	225,337	41.8%	40.6%	27,982	12.4%
Parking Solutions	50,215	46,507	8.3%	8.3%	3,708	8.0%
Total service revenue	$581,777	$516,253	96.0%	92.9%	$65,524	12.7%

Commercial Services service revenue increased by $33.8 million, or 13.8%, from $244.4 million for the nine months ended September 30, 2022 to $278.2 million for the nine months ended September 30, 2023. The increase was primarily due to increased travel volume and related tolling activity compared to the prior year which was still recovering from the COVID-19 pandemic, especially during January and February of 2022. An increase in the volume of tolls incurred by RAC vehicles along with the continued adoption of the all-inclusive fee structure, shifting from an incidental or daily usage rate by our large RAC customers, contributed to a $29.6 million growth in revenue. In addition, the increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $6.5 million growth in revenue during the nine months ended September 30, 2023, compared to the same period in 2022. These increases were partially offset by lower revenue generated from processing titles and registrations compared to the prior year.

Government Solutions service revenue increased by $28.0 million to $253.3 million for the nine months ended September 30, 2023 compared to $225.3 million in the same period in 2022. The increase was primarily driven by the expansion of speed programs, as speed is the largest product in this segment and contributed approximately $25.2 million to the service revenue growth. The remaining increase is attributable to expansions across red-light, school bus stop-arm and bus lane programs.

Parking Solutions service revenue grew by $3.7 million to $50.2 million for the nine months ended September 30, 2023, from $46.5 million for the nine months ended September 30, 2022. The growth was primarily due to increased revenue from software as a service product offerings, professional services and citation processing services related to parking management solutions.

Product Sales. Product sales were $24.5 million and $39.3 million for the nine months ended September 30, 2023 and 2022, respectively. Product sales decreased by approximately $14.8 million, which was mainly due to a $15.6 million decrease in product sales to Government Solutions customers, offset by a $0.8 million growth in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue. Cost of service revenue increased from $11.6 million for the nine months ended September 30, 2022 to $13.7 million for the nine months ended September 30, 2023. The $2.1 million increase was mainly due to increased recurring service costs in the Parking Solutions segment.

Cost of Product Sales. Cost of product sales decreased by $7.4 million from $25.6 million in the nine months ended September 30, 2022 to $18.2 million in the nine months ended September 30, 2023, which was in line with the decrease in product sales in the Government Solutions segment offset by an increase in costs in the Parking Solutions segment.

Operating Expenses. Operating expenses increased by $29.6 million, or 17.7%, from $166.8 million for the nine months ended September 30, 2022 to $196.4 million for the nine months ended September 30, 2023. The increase in 2023 was primarily attributable to increases of $18.2 million in wages expense, $3.7 million of recurring service costs, $3.4 million for subcontractor costs and $2.4 million of information technology costs compared to the prior period. Operating expenses as a percentage of total revenue increased from 30.0% to 32.4% for the nine months ended September 30, 2022 and 2023, respectively. The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Operating expenses
Commercial Services	$61,819	$53,004	10.2%	9.5%	$8,815	16.6%
Government Solutions	119,398	103,660	19.7%	18.7%	15,738	15.2%
Parking Solutions	13,649	9,302	2.3%	1.7%	4,347	46.7%
Total operating expenses before stock-based compensation	194,866	165,966	32.2%	29.9%	28,900	17.4%
Stock-based compensation	1,507	829	0.2%	0.1%	678	81.8%
Total operating expenses	$196,373	$166,795	32.4%	30.0%	$29,578	17.7%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $125.5 million for the nine months ended September 30, 2023 compared to $122.9 million for the same period in 2022. This is primarily due to $3.9 million in higher wage expenses, and increases in professional services, information technology and other general expenses, which are partially offset by a decrease in $3.3 million of credit loss expense based on customer payment trends in the last 12 months and lower stock-based compensation expense compared to prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 22.1% to 20.7% for the nine months ended September 30, 2022 and 2023, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Selling, general and administrative expenses
Commercial Services	$47,127	$40,980	7.8%	7.4%	$6,147	15.0%
Government Solutions	45,747	45,732	7.5%	8.2%	15	0.0%
Parking Solutions	18,991	21,184	3.1%	3.8%	(2,193)	(10.4)%
Corporate and other	2,790	2,190	0.5%	0.4%	600	27.4%
Total selling, general and administrative expenses before stock-based compensation	114,655	110,086	18.9%	19.8%	4,569	4.2%
Stock-based compensation	10,839	12,827	1.8%	2.3%	(1,988)	(15.5)%
Total selling, general and administrative expenses	$125,494	$122,913	20.7%	22.1%	$2,581	2.1%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $18.9 million to $87.0 million for the nine months ended September 30, 2023 from $105.9 million for the same period in 2022. This was mainly due to certain non-compete and developed technology intangible assets being fully amortized in the nine months ended September 30, 2023 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in the 2023 period.

Interest Expense, Net. Interest expense, net increased by $16.8 million from $49.0 million for the nine months ended September 30, 2022 to $65.8 million for the same period in 2023 which is primarily attributable to rising interest rates. The average variable interest rate on the 2021 Term Loan was 380 basis points higher for the nine months ended September 30, 2023 compared to the prior period. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a loss of $25.0 million and a gain of $5.1 million for the nine months ended September 30, 2023 and 2022, respectively, related to the changes in fair value of our Private Placement Warrants, which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of each reporting period, and the final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. We recorded a $1.0 million benefit for the nine months ended September 30, 2022 which was from lower estimated state tax rates due to changes in apportionment.

Gain on Interest Rate Swap. We recorded a $1.9 million gain during the nine months ended September 30, 2023, of which approximately $3.3 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $1.4 million related to the monthly cash payments on the interest rate swap.

Loss (Gain) on Extinguishment of Debt. We recorded a $3.5 million loss on extinguishment of debt during the nine months ended September 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $172.5 million on the 2021 Term Loan. We recorded a $3.0 million gain on extinguishment of debt during the nine months ended September 30, 2022 related to the forgiveness of the PPP loan, discussed below.

Other Income, Net. Other income, net was $12.8 million for the nine months ended September 30, 2023 compared to $9.4 million for the nine months ended September 30, 2022. The increase of $3.4 million is primarily attributable to volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $31.9 million representing an effective tax rate of 37.1% for the nine months ended September 30, 2023 compared to a tax provision of $27.9 million, representing an effective tax rate of 30.2% for the same period in 2022. The primary driver for the effective tax rate variance is due to the permanent differences related to the mark-to-market adjustments on the Private Placement Warrants.

Net Income. We had net income of $54.0 million for the nine months ended September 30, 2023, as compared to a net income of $64.3 million for the nine months ended September 30, 2022. The $10.3 million decrease in net income was primarily due to the change in fair value of Private Placement Warrants, increased interest expense, and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2023, we had $74.8 million available for borrowing, net of letters of credit, under our Revolver.

We made early repayments totaling $100.0 million and $172.5 million on our 2021 Term Loan during the three and nine months ended September 30, 2023, respectively.

Warrants

During the nine months ended September 30, 2023, we processed the exercise of 19,999,333 Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds as of September 30, 2023, and the remaining Warrant exercises were completed on a cashless basis. In addition, there were 634 Public Warrants that were redeemed and as a result, there were no outstanding Warrants as of September 30,2023 as further discussed in Note 10, Stockholders' Equity.

Share Repurchases and Retirement

In November 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the first quarter of fiscal year 2024, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. We paid a total of $100.0 million for share repurchases during the nine months ended September 30, 2023.

Concentration of Credit Risk

The City of New York Department of Transportation (“NYCDOT”) represented 13% and 22% of total accounts receivable, net as of September 30, 2023 and December 31, 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Net cash provided by operating activities	$170,371	$148,776
Net cash used in investing activities	(41,693)	(36,434)
Net cash used in financing activities	(118,450)	(159,525)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $21.6 million from $148.8 million for the nine months ended September 30, 2022 to $170.4 million for the nine months ended September 30, 2023. Net income year over year decreased by approximately $10.3 million, from $64.3 million in 2022 to $54.0 million in 2023. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased $20.4 million mainly due to the change in fair value of private placement warrants, the change in deferred income taxes and the loss (gain) on extinguishment of debt, partially offset by decreased amortization expense year over year. The aggregate changes in operating assets and liabilities increased by $11.5 million in 2023 compared to prior year primarily due to the timing of accrued and other payables and fluctuation in inventory levels offset by an increase in accounts receivables and unbilled receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $41.7 million and $36.4 million for the nine months ended September 30, 2023 and 2022, respectively. There was an increase in cash used in 2023 related to the purchases of installation and service parts and property and equipment compared to the prior year, and due to the monthly cash payments on the interest rate swap entered into in December 2022 to hedge our exposure to rising interest rates.

Cash Flows from Financing Activities

Cash used in financing activities was $118.5 million and $159.5 million for the nine months ended September 30, 2023 and 2022, respectively. The cash used in financing activities in 2023 was mainly due to early repayments totaling $172.5 million on our 2021 Term Loan and $100.0 million of share repurchases, which were partially offset by $161.4 million of proceeds from the exercise of warrants issued in connection with the IPO. The cash used in 2022 was mainly due to the repurchases of 6.9 million shares of our Class A Common Stock for $125.1 million, the repayment of $25.0 million of borrowing on the Revolver in January 2022 and the quarterly principal payments on the 2021 Term Loan.

Long-term Debt

2021 Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), our wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 26, 2028, which includes the incremental borrowing of $250.0 million in December 2021 as a result of exercising the accordion feature available under the agreement. In connection with the 2021 Term Loan borrowings, we had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

During the nine months ended September 30, 2023, we made early repayments of $172.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $706.8 million as of September 30, 2023. We recognized a loss on extinguishment of debt of $2.0 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, we amended our 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. As of September 30, 2023, the new all-in interest rate on the 2021 Term Loan was 8.7%.

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

PPP Loan

During fiscal year 2020, one of our wholly owned subsidiaries received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, the Company applied for forgiveness of this loan, and on September 23, 2022, it was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, we recognized a $3.0 million gain on extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 20, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of September 30, 2023 or December 31, 2022. The availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit at September 30, 2023.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of September 30, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At September 30, 2023, we were compliant with all debt covenants.

Interest Expense

We recorded interest expense, including amortization of deferred financing costs and discounts, of $20.4 million and $20.3 million for the three months ended September 30, 2023 and 2022, respectively, and $65.8 million and $49.0 million for the nine months ended September 30, 2023 and 2022, respectively.

See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements, for additional information on the interest rate swap entered into in December 2022 to hedge our exposure against rising interest rates.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of September 30, 2023.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $706.8 million at September 30, 2023. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, we amended our 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. At September 30, 2023, the new all-in interest rate on the 2021 Term Loan was 8.7%.

Based on the September 30, 2023 balance outstanding, each 1% movement in interest rates will result in an approximately $7.1 million change in annual interest expense. Due to the limited history of the use of the new benchmark rate, we are unable to estimate the future impact to our borrowing costs as a result of the discontinuation of the LIBOR benchmark.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate of 5.17% and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675.0 million. We have the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a $0.1 million loss for the three months ended September 30, 2023 and a $1.9 million gain on the interest rate swap for the nine months ended September 30, 2023. See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements for additional information on the interest rate swap.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures. Based on the results of our assessment, our management concluded that our internal control over financial reporting was effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc., alleging civil violations of Section 7 of the Clayton Antitrust Act of 1914 (the “Clayton Act”) and Sections 1 and 2 of the Sherman Act. On November 20, 2020, PlusPass filed a First Amended Complaint. On February 9, 2021, the defendants filed motions to dismiss, and PlusPass subsequently abandoned various theories and claims and dismissed The Gores Group LLC, Platinum Equity LLC, and ATS Processing Services, Inc. On April 27, 2021, PlusPass filed a Second Amended Complaint (“SAC”), alleging that Verra Mobility violated Section 7 of the Clayton Act through the merger of Highway Toll Administration, LLC (“HTA”) and American Traffic Solutions, Inc. (“ATS”) in 2018, and that Verra Mobility violated Sections 1 and 2 of the Sherman Antitrust Act of 1890 by using exclusive agreements in restraint of trade and other allegedly anticompetitive means to acquire and maintain monopoly power in the market for the administration of electronic toll payment collection for rental cars. PlusPass seeks injunctive relief, divestiture by Verra Mobility of HTA, damages in an amount to be determined, and attorneys’ fees and costs. On May 28, 2021, Verra Mobility filed a motion to dismiss the SAC in its entirety, which was denied in August 2021. Discovery is closed. Verra Mobility filed a motion for summary judgment on June 21, 2023, which is pending. Trial had been set for November 2023, but was moved by the court to April 2024. Verra Mobility believes that all of PlusPass' claims are without merit and will defend itself vigorously in this litigation.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities

In November 2022, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use prearranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the first quarter of fiscal year 2024, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired. We paid a total of $100.0 million for share repurchases during the nine months ended September 30, 2023.

The following details our purchases of our Class A Common Stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
As of July 1, 2023	—	$—	—	$100,000,000
Share repurchases	—	$—	—	$—
As of July 31, 2023	—	$—	—	$100,000,000
Share repurchases	209,444	$18.67	209,444	$96,206,656
As of August 31, 2023	209,444	$18.67	209,444	$96,206,656
Share repurchases	239,988	$18.01	239,988	$91,875,359
Share repurchases - ASR (1)	4,131,551	$17.79	4,131,551	$—
As of September 30, 2023	4,580,983	$18.36	4,580,983	$—

(1) On September 5, 2023, we paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement is expected to occur during the first quarter of fiscal year 2024, at which time, a volume-weighted average price calculation over the term of the ASR agreement will be used to determine the final number and the average price of shares repurchased and retired.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended September 30, 2023.

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

During the three months ended September 30, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

VERRA MOBILITY CORPORATION

Date: November 9, 2023	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)