Form 10-Q/A
period 2023-09-30
VERRA MOBILITY Corp
filed 2023-11-22
CIK 1682745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
12b-2
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

EXPLANATORY NOTE
Verra Mobility Corporation (the “
Company
”) is filing this Amendment No. 1 on Form
10-Q/A
(this “
Amendment
”) to its Quarterly Report on Form
10-Q
for the fiscal quarter ended September 30, 2023, which was originally filed with the Securities and Exchange Commission (the “
SEC
”) on November 9, 2023 (the “
Original Filing
”). This Amendment is being filed to revise Part II “Item 5. Other Information” by adding a Rule
10b5-1
trading arrangement entered into by David Roberts, our President, Chief Executive Officer and Director, during the quarter ended September 30, 2023, which was inadvertently omitted from the disclosure included in the Original Filing.
In addition, as required by Rule
12b-15
of the Securities and Exchange Act of 1934, as amended (the “
Exchange Act
”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 6 hereof, pursuant to Rule
13a-14(a)
or
15d-14(a)
of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the
Sarbanes-Oxley
Act of 2002), as no financial statements are being filed with this Amendment.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in Original Filing or reflect any events that have occurred after the Original Filing was made. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.
PART II
—
OTHER INFORMATION
Item 5. Other Information
Insider Trading Arrangements and Policies
.
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
During the three months ended September 30, 2023,
D
avid Roberts, our President, Chief Executive Officer and Director, adopted a trading arrangement for the sale of shares of our Class A Common Stock in amounts and prices determined in accordance with such plan, as more fully described in the following table:

Name and Title	Action	Date	Rule 10b5-1 (1)	Non Rule 10b5-1 (2)	Aggregate Number of Securities/Total Dollar Value to be Sold	Expiration
David Roberts President, Chief Executive Officer and Director	Adoption	August 14, 2023	X		up to 193,252 shares	August 14, 2024

(1)	Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)	Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Amendment.
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRA MOBILITY CORPORATION

Date: November 22, 2023	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)

4