Form 10-K
period 2023-12-31
VERRA MOBILITY Corp
filed 2024-02-29
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2023, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $3,271,177,915 (165,881,233 shares at a closing price per share of $19.72).

As of February 23, 2024, the registrant had 166,020,564 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 21, 2024 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2023

As used in this Annual Report on Form 10-K (“Annual Report”), the terms “Verra Mobility,” the “Company,” “we,” “us,” or “our” refer to Verra Mobility Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data and people to solve transportation challenges for customers around the world, including commercial fleet owners such as rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), as well as governments, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities.

Segments

Our solutions are offered through three segments: (i) Commercial Services, (ii) Government Solutions and (iii) Parking Solutions.

Commercial Services

Our Commercial Services segment generated approximately $372.8 million in revenue for 2023, or approximately 45.6% of our total revenue. We believe that our Commercial Services segment is a market-leading provider of automated toll and violations management and title and registration solutions to RACs, Direct Fleets, FMCs and other large fleet owners in North America. In Europe, our Commercial Services segment provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U. We have long-standing relationships with, among others, the three largest RACs in the United States, Avis Budget Group, Enterprise Mobility and The Hertz Corporation. We also have relationships with key European RACs and the five largest FMCs in the United States. Through our established relationships with individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing a value-added convenience for vehicle drivers and benefits to tolling and issuing authorities. Our toll and violations management solutions help ensure timely payment of tolls and violations incurred by our customers’ vehicles and perform timely transfers of liability on our customers’ behalf, and driver billing and collections, as applicable. We also manage regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet and FMC customers—to ensure that the transponders (and corresponding toll transactions) are associated with the correct vehicle.

Government Solutions

Our Government Solutions segment generated approximately $358.4 million in revenue for 2023, or approximately 43.9% of our total revenue. We believe our Government Solutions segment is a market-leading provider of automated safety solutions in the United States, Canada and Australia to state and local governments. In the United States, we provide government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, work zone and city bus lanes. Our proprietary hardware and software technologies provide government agencies the information, data and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we install, maintain and manage automated safety solution hardware and software that processes event data, applies customer specific rules and connects a traffic violation to the responsible driver or vehicle owner. Additionally, upon law enforcement’s determination that a violation has occurred, we offer an “end-to-end” solution to manage the citation mailing, billing and other administrative tasks on behalf of our customers. For many international customers, we design, engineer and maintain roadside photo enforcement technology, including both hardware and software, which is sold or licensed to government agencies and often maintained with maintenance contracts to support the technology.

Parking Solutions

Our Parking Solutions segment, formed after our acquisition of T2 Systems Parent Corporation (“T2 Systems”) in December 2021, generated approximately $86.1 million in revenue for 2023, or approximately 10.5% of our total revenue. T2 Systems is a North American leader of end-to-end commercial parking management solutions. This segment serves approximately 2,000 customers in the university, municipal, healthcare and commercial operator markets. Our proprietary software, transaction processing and hardware technologies provide our customers with solutions to manage and monetize their parking and enforcement operations. In 2023, we processed over 162 million transactions using our various parking solutions systems, including parking access and revenue control, single- and multi-space pay stations, integrated physical and mobile payments, back-office parking rate management, permit issuance and management, online citation payment, event parking, and back-office management of violations.

Markets and Competition

Although we face strong competition in all of the markets in which we operate, there is no single competitor that provides a similarly broad suite of solutions across our business segments. In our Government Solutions segment, we face competition in certain automated safety solutions from other vendors in red-light, school bus, speed and bus lane photo enforcement. In our Commercial Services segment, we face competition from both our own customers, who may choose to invest in their own internal solutions, and vendors offering or seeking to offer new technologies or financial models. In Parking Solutions, we face competition from a variety of competitors in our markets in the United States and Canada.

Automated Safety

As cities and municipalities wrestle with the evolving challenges of managing traffic congestion, road safety and accessible transportation networks, automated enforcement solutions continue to serve as an effective tool for comprehensive safety and mobility initiatives. In 2022, the Governors Highway Safety Association concluded that the expanded use of automated enforcement is essential to reversing the tragic increase in deaths and injuries on the nation’s roadways, and found automated enforcement to be an effective tool for law enforcement and other agencies. Furthermore, the U.S. Department of Transportation issued a report in 2022 stating that automated enforcement can provide significant safety benefits and save lives. Programs like Vision Zero, a collaborative campaign helping communities towards their goals of eliminating all traffic fatalities and severe injuries across most major U.S. cities and around the world, are driving capital investment to make meaningful strides in traffic safety. In New York City, fixed camera locations yielded a 73% average reduction in dangerous speeding, according to the New York City’s Automated Speed Enforcement Program 2022 Report.

Public attention given to traffic safety issues for drivers, pedestrians, children, bicyclists and law enforcement is increasing and smart technology solutions have emerged as an effective and cost-neutral method to address traffic safety issues. Furthermore, automated safety systems have the potential to free up law enforcement resources to allow law enforcement to address other pressing community issues. We believe that as public focus intensifies, the demand for our Government Solutions offerings will grow as well, and that we are positioned to take advantage of these opportunities.

Tolling

The tolling industry is highly fragmented and complex, as it is comprised of more than 130 tolling operators with specific coverage regions and disparate technology platforms, processing requirements and business rules. We believe that as state and local governments fund a growing list of infrastructure, maintenance and construction projects, there will be an increase in the number of toll roads, including new express and high occupancy lanes in urban areas. We expect this trend will also increase utilization of dynamic tolling, which allows toll rates to fluctuate based on traffic trends and real-time congestion. In addition, approximately 67% of toll roads in the United States are cashless or all-electronic payment. We believe that these trends create sizable opportunities for us to expand our tolling market presence while developing relationships with tolling authorities.

Commercial Fleet

Our Commercial Services customers consist of RACs, Direct Fleets, FMCs and other large fleet owners. The approximately $38.3 billion United States RAC industry is highly consolidated, with three companies—with which we have long-standing relationships—accounting for a significant majority of United States RAC revenues in 2023. We believe that the above-mentioned trends toward the use of toll roads additionally create significant opportunities for us to expand our fleet market presence while developing relationships with both new and existing RACs, Direct Fleets, FMCs, and other fleet consumers.

Parking

The parking industry consists of a highly fragmented mix of end customers, including universities, municipalities, private operators, healthcare providers and airports, among other industries. These customers each have different parking needs such as off-street parking, on-street parking, permits, transaction processing, enforcement and consumer engagement. T2 Systems has customer relationships with approximately 35% of higher education institutions in its target tiers, according to internal analysis. The broader parking market in which T2 System’s operates—North American municipalities, universities and healthcare providers—represents up to a $4 billion market according to a 2021 market estimate. Parking Solutions market participants are struggling to attract and retain labor and consumers are increasingly willing to adopt mobile solutions to simplify their transportation needs, creating market opportunities to advance self-service options. We believe that technology solutions that provide mobile-first, self-service offerings improve operational efficiency by reducing reliance on parking-related labor. Such commercial models reduce up-front costs to address market needs and establish a long-term operating model.

Products

Commercial Services

Toll management solutions

We provide fully outsourced toll management solutions for our fleet owner customers, including RACs, Direct Fleets and FMCs, while also providing a value-added convenience for vehicle drivers via our established relationships and integrations with more than 50 individual tolling authorities throughout the United States. This comprehensive network provides RAC, Direct Fleet and FMC drivers the convenience of using cashless and all-electronic tolls. Additionally, this service helps prevent the liability and business disruption of costly toll violations incurred by vehicles owned by RAC, Direct Fleet and FMC customers and eliminates their need to manage a nationwide program internally. Our proprietary software technology and hardware allow us to effectively match a toll to the specific RAC, Direct Fleet or FMC vehicle and driver so that the toll can accurately and reliably be billed and collected on behalf of, or directly from, the RAC, Direct Fleet or FMC. Toll management solutions accounted for approximately 40.4% of our 2023 total revenues.

Violations management solutions

Our violations management solutions process violations incurred by the drivers of RAC, Direct Fleet and FMC vehicles by working with more than 8,700 domestic violation-issuing authorities (more than 400 of which we are directly integrated with) to either pay the fine on behalf of the vehicle owner (for which we are able to bill the driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. In Europe, we specialize in the identification, notification and collection of unpaid traffic, parking and public transport related fees, charges and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in 18 European countries. Violation management solutions accounted for approximately 4.6% of our 2023 total revenues.

Title and registration solutions

Our title and registration solutions provide RAC, Direct Fleet and FMC customers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by leveraging connections with individual departments of motor vehicles for title and registration processing in 19 states. Title and registration solutions accounted for approximately 0.6% of our 2023 total revenues.

Government Solutions

We serve as a value-add partner to government agencies by providing photo enforcement solutions that promote road safety and help reduce traffic violations. We work with our customers to identify problematic traffic areas and install, maintain and manage the technology platform needed to capture images or videos of drivers committing traffic violations. Red-light cameras are placed at intersections to capture vehicles illegally running red lights. Similarly, speed safety cameras are used to capture vehicles exceeding posted speed limits, either on a fixed basis or in a mobile platform, and often in school zones or work zones. School bus safety cameras are fixed to the side of buses to capture vehicles passing school buses with extended stop arms. Finally, bus lane cameras are designed to capture vehicles illegally driving or parking in restricted bus lanes.

For customers of our end-to-end solutions, we automatically send captured events to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Direct service revenue from red-light cameras, speed cameras, school bus cameras and city bus lane cameras accounted for approximately 39.6% of our 2023 total revenues. Other segment service revenue consists primarily of ancillary revenue streams, which comprised 2.5% of total revenue. Product sales to customers are not recurring and are dependent on our customers’ needs, and account for 1.8% of total revenue for 2023.

Parking Solutions

Parking Access and Revenue Control

Our Parking Access and Revenue Control (“PARCS”) technology solutions include both software and hardware offerings which work in concert to help our customers manage their gated, gateless and license plate recognition-based parking lot and parking garage needs. As of December 31, 2023, we installed over 2,800 PARCS lanes. Our related software is the industry’s original hosted parking management software, which allows management of our customers’ PARCS solutions from a computer or mobile device.

UNIFI Mobile

Our UNIFI Mobile offering was launched in December 2023 to enhance the efficiency of processing parking-related transactions for parking operators and end-users. UNIFI Mobile is a unified, mobile-first and web-enabled platform for various parking-related transactions, including parking session payments, permit purchases, citation payments and account management. The first two offerings as part of UNIFI Mobile’s suite of apps included Scan & Pay and Tempo, both of which were launched in December 2023. Scan & Pay allows operators to print a QR code on parking citations for end-users to scan and pay, and Tempo is an application for end-users to efficiently and conveniently purchase parking sessions from parking operators.

Pay Stations

Our pay stations hardware technology has interoperability with over 155 third-party systems, as well as our PARCS and parking enforcement solutions. They are powered by a highly configurable and data driven software technology which supports the enforcement, mobile payments, and back-office and accounting needs of our customers. Our fleet of pay stations hardware exceeded 15,600 units at December 31, 2023.

Permits & Enforcement

Our Permits & Enforcement software technology solutions allow our customers to control who is parking in their facilities and when and where drivers can park using physical or virtual permits, allowing customers to control traffic and maximize their parking-related revenues. This technology also provides enforcement officers with real-time information and custom notifications on their enforcement devices. Citations management features also help to organize fine escalations and notification letters to parking violators.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, copyrights and confidentiality agreements to protect our intellectual property. We take steps to protect new intellectual property to safeguard our ongoing technological innovations and strengthen our brand, and believe we take appropriate action against infringement or misappropriation of our intellectual property rights by others. We regularly review third-party intellectual property rights to help avoid infringement, and to identify strategic opportunities.

Our general policy is to seek patent protection for our inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. We own approximately 88 U.S.- and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

We have approximately 220 registrations and pending applications in the United States and foreign jurisdictions for trademarks and service marks, reflecting our many products and services. These registrations and applications include our historic and acquired brands, as well as “Verra Mobility.” These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state and national laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-corruption, equal employment, minimum wages, workplace health and safety, human rights and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission and the Environmental Protection Agency. We are also subject to laws, regulations and administrative practices addressing many of these same matters in Europe, Australia, Canada and New Zealand, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, traffic enforcement and collections and financial and banking regulations.

Privacy and Data Security

As part of our business, we collect, receive, process, use, transmit, disclose, and retain information relating to identifiable individuals (“personal information”) and, therefore, are subject to various laws protecting privacy and security of personal information, including but not limited to the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”), the Data Protection Act of 2018 and the GDPR in the United Kingdom, the Canadian Personal Information Protection and Electronic Documents Act, the Australia Privacy Act of 1988, New Zealand’s Privacy Act of 2020, the California Consumer Privacy Act, as amended (the “CCPA”), and other national and state privacy laws. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules.

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

Photo Enforcement

Automated photo enforcement camera programs in the United States are typically regulated at the state and local level. In 2023, 21 bills were enacted at the state-level to authorize, expand or positively reform automated photo enforcement programs. In general, photo enforcement is administrated by state, provincial or local government agencies, under either state enabling legislation or under home rule authority established under the relevant state constitution. Where enabling legislation is not required, local ordinances impose further restrictions within a given jurisdiction.

In connection with the installation of photo enforcement systems, we or our customers routinely obtain permits from various permitting authorities. As a government contractor providing photo enforcement services directly or through subcontractors (including design, engineering, construction, installation, and maintenance) in various locations throughout the United States and internationally, we are at times required to obtain licenses regarding general contracting, performance of engineering services, performance of electrical work, performance of private investigative work and processing license plate and related personal information. We periodically receive notices from regulatory authorities regarding these matters and inquiring as to our compliance with the applicable state, local and foreign laws and regulations. In addition, our foreign photo enforcement programs are subject to regulation in the various countries in which we operate.

Tolling

We are also subject to state and local regulations with respect to tolling. Over the past few years, bills have been introduced in multiple states to limit whether and how much RACs can charge their customers for the use of a toll transponder, limit the administrative penalties and fees that can be assessed for processing tolls, and/or impose increased disclosure requirements on RACs with respect to tolling or violation processing fees. In addition, there has been an increase in interest and greater focus on RAC tolling programs from state Attorneys General related to tolling issues from a consumer protection perspective.

Government Contracting

Our Government Solutions customers are typically government agencies, and our operations within this segment are therefore subject to various laws pertaining to procurement, gifts and entertainment, payments of commissions and contingency fees, conflicts of interest, licensing and permitting requirements and other matters. These laws are overseen by different government agencies, depending on the jurisdiction, including departments of procurements services, contracting offices and offices of inspector general.

To successfully navigate this complex statutory and regulatory landscape, we have a dedicated government relations team that works with national, state and local policymakers, often with the help of lobbyists and consultants, to track and help support favorable camera-enforcement safety and toll-related legislative outcomes. Through this network, we have a presence in most states in which our Government Solutions and Commercial Services segments do business. These lobbying activities are subject to state and local regulations and registration requirements.

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

As of December 31, 2023, we had 1,788 employees, comprised of 1,581 full-time employees and 207 part-time employees. Of our full-time employees, 1,187 were located in the United States and 394 were located internationally. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our 26 employees in Staten Island, New York. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

Talent Acquisition and Development

Our success depends upon attracting, retaining and developing a diverse group of talented individuals who possess the knowledge and skills necessary to support our business objectives, assist in the achievement of our strategic goals, contribute their own unique perspective and skill set and create long-term value for our stockholders. We have implemented purposeful hiring strategies that include opportunities for internal mobility and promotion and an employee referral program, both of which we believe will further strengthen our growing employee base and promote retention. We have a multifaceted talent development framework that includes functional training, management training and targeted development programs. We also develop our employees through an annual performance review and assessment process that incorporates a dual-performance rating system and provides each employee with concrete, actionable feedback that will enable them to succeed.

Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with the performance of the Company and the individual employee, and to provide a compensation package that will attract, retain, motivate and reward employees to achieve superior results. The structure of our compensation programs balances incentives for both short-term and long-term performance. In addition to cash compensation, we offer employees benefits such as health (medical, dental and vision) insurance, health savings accounts, flexible spending accounts, life insurance, accident insurance, paid time off, paid parental leave and a company-sponsored 401(k) plan, and related benefits for non-U.S. employees. For key leadership positions, we also provide compensation packages that include annual incentive bonuses and long-term equity awards.

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

Corporate Information

We were originally incorporated in Delaware on August 15, 2016, under the name “Gores Holdings II, Inc.” (“Gores”) as a special purpose acquisition company. On January 19, 2017, Gores consummated its initial public offering (the “IPO”), following which its shares began trading on the Nasdaq Capital Market (“Nasdaq”). On June 21, 2018, Gores entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Greenlight Holding II Corporation, PE Greenlight Holdings, LLC (the “Platinum Stockholder”), AM Merger Sub I, Inc., a direct, wholly owned subsidiary of Gores, and AM Merger Sub II, LLC, a direct, wholly owned subsidiary of Gores. On October 17, 2018, we consummated the transactions contemplated by the Merger Agreement (the “Business Combination”) and we changed our name to “Verra Mobility Corporation.” As a result of the Business Combination, Verra Mobility Corporation became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries.

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the SEC. We are subject to the informational requirements of the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC. Such reports and other information we file with the Securities and Exchange Commission (the “SEC”) are available free of charge at http://ir.verramobility.com/financial-information/sec-filings when such reports become available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We periodically provide other information for investors on our corporate website, www.verramobility.com, and our investor relations website, ir.verramobility.com. This includes press releases and other information about financial performance, information on corporate governance and details related to our annual meeting of stockholders. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Annual Report, as well as in our other filings with the SEC and other written and oral information we release, contain forward-looking statements within the meaning of federal securities laws. These forward-looking statements include, but are not limited to, statements concerning our future operating results and financial position, our strategy, expectations regarding demand and acceptance for our products, services and technologies, growth opportunities and trends in the markets in which we operate, future impacts to our business as a result of economic and market conditions, expected cost reductions, benefits and synergies related to our acquisitions and management’s plans and objectives. The words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” and “will,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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
•
Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, the use of third-party tolling and violations processing service providers, the ability to charge service or other fees to customers for services provided, could have a material adverse effect on our business.

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

Our business experiences varying levels of customer concentration. For example, our Commercial Services segment is dependent on certain key customers, including those in the RAC industry, such as Avis Budget Group, Inc., Enterprise Mobility and The Hertz Corporation. The health of the RAC industry is impacted by a variety of factors, including seasonality, increases in energy prices, general international, national and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases.

We also experience customer concentration in our Government Solutions segment. The New York City Department of Transportation (“NYCDOT”) represented approximately 16.9% of our total revenues during fiscal 2023, and our contract with NYCDOT, like many other contracts, is subject to unique risks and uncertainties, including termination rights, delays in payment and audits and investigations, any of which could have a material adverse effect on our business. Unless extended, our contract with NYCDOT expires December 31, 2024, and we anticipate that the next contract for the NYCDOT photo safety program will be subject to competitive procurement. In the future, a small number of customers in our Government Solutions segment may continue to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.

We enter into government contracts from time to time with customers that are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments to us. For example, as of December 31, 2023, NYCDOT had an open receivable balance of $36.1 million, which represented 18.0% of our total accounts receivable, net.

Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Furthermore, we may be required to perform work under expired or terminated government contracts and may be restricted from recognizing revenue from such contracts. Changes in government or political developments, including administrative hurdles, budget deficits, shortfalls or uncertainties, government spending reductions or other debt or funding constraints, could result in our government contracts being reduced in price or scope or terminated altogether, as well as limit our ability to win new government work in the future.

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

Our Government Solutions segment provides automated safety solutions to national, state and local government agencies, generating revenues through automated photo enforcement of red-light, school bus, speed limit and bus lane laws. We sometimes make significant capital and other investments to attract and retain these contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. In 2023, revenues from this segment represented approximately 43.9% of our total revenues. Therefore, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is amended, not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. For example, in 2022, a North Carolina court of appeals issued a ruling limiting the ability of local authorities to make certain decisions with respect to funding automated enforcement programs, impacting the viability of automated enforcement in impacted jurisdictions.

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

The markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology, shifting customer needs, contract renewals and new laws and policies. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

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

We regularly pursue contracts and contract renewals that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment for significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities and contract renewals or extensions in our business segments are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents several risks, including significant time and effort and the commitment of resources, regardless of whether the job is ultimately won. We may also be unable to meet the requirements of a solicitation or may have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, phishing and social engineering schemes could compromise our systems and the confidentiality, availability and integrity of data in our systems, as well as the systems and data of the third parties with which we interact. The security measures and procedures we and the third parties with which we interact have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter all data breaches, cyber-attacks, or system failures. Further, employee error or malfeasance, faulty password management or other irregularities may result in a defeat of security measures or a system breach. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and data, and to prevent, detect and respond to data security incidents, in each case that we believe are reasonable and appropriate, these efforts, and the efforts of third parties with which we interact, may not prevent these or other threats.

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

If we are sued in connection with any data security breach or system failure, we could be involved in protracted litigation. In addition, a breach could lead to unfavorable publicity and significant damage to our brand, the loss of existing and potential customers, allegations by customers that we have not performed or have breached our contractual obligations, or decreased use and acceptance of our solutions. A breach or failure may also subject us to additional regulations or governmental or regulatory scrutiny, which could result in significant compliance costs, fines or enforcement actions, or potential restrictions imposed by regulators on our ability to operate our business. A security breach would also likely require us to devote significant management and other resources to address the problems created by the security breach. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

We are subject to laws and regulations of the United States and foreign jurisdictions relating to personal information, privacy and data security, and failure to comply with these laws and regulations, whether or not inadvertent, could have a material adverse effect on our business.

Personal information is used both as part of our business and in our role as an employer. In addition, as part of our Government Solutions, Commercial Services and Parking Solutions businesses, we process other data which may be considered personal information or sensitive personal information in certain jurisdictions, such as photographs and video recordings. As a result, we are subject to various laws and regulations regarding personal information, privacy and data security, including those promulgated by the United States federal government and its agencies, and state, local and foreign governments, agencies, and public authorities. Our personal information handling also is subject to our published privacy policies and notices, contractual obligations and industry standards.

Laws, regulations and industry standards relating to privacy are rapidly evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. These laws and regulations may also be subject to new or different interpretations. For example, in June 2018, California enacted the CCPA, which took effect on January 1, 2020. The CCPA was amended and expanded (including to apply to employee and business-to-business data) by the California Privacy Rights Act, which took effect on January 1, 2023. The CCPA created several new obligations for companies which process personal information. It also gives California residents expanded rights to access, delete and obtain a copy of their personal information; opt out of certain personal information disclosures; and receive detailed information about how their personal data is processed. The law provides for civil penalties against companies that fail to comply.

Several other states have enacted privacy laws, including Virginia (effective January 1, 2023); Colorado and Connecticut (both effective July 1, 2023); Utah (effective December 31, 2023); Oregon, Texas, and Florida (all effective July 1, 2024); Montana (effective October 1, 2024); Delaware and Iowa (both effective January 1, 2025); New Jersey (effective January 16, 2025); Tennessee (effective July 1, 2025); and Indiana (effective January 1, 2026). Additional states have introduced privacy bills, and Congress has considered several privacy bills at the federal level. Regulations implementing the CCPA and Colorado have also been published, though many questions remain as to how all of the new statutes will be interpreted and enforced. In addition, the FTC uses its consumer protection authority to initiate enforcement actions against companies relating to their use and disclosure of personal information, particularly in response to actual or perceived unfair or deceptive acts or practices.

Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving personal information. Penalties for failure to adequately protect personal information, notify as required, or provide timely notice vary by jurisdiction. In the United States, most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general the authority to levy fines or bring enforcement actions. Some laws, such as the CCPA, also grant affected individuals a private right of action for certain data breaches. Class action lawsuits against companies which experience a data breach involving personal information are also common. Foreign laws concerning personal information, privacy and data security may be more restrictive and burdensome than those of the United States. Given that data is highly mobile and transferable, many data protection and privacy laws of foreign nations seek to have wide extraterritorial jurisdiction over conduct occurring outside geographical boundaries of the relevant jurisdiction. For example, on May 25, 2018, the GDPR replaced the 1995 Data Protection Directive. The GDPR extends the scope of E.U. data protection law to non-E.U. companies processing data of E.U. residents when certain conditions are satisfied. The GDPR contains numerous, more stringent requirements and changes from prior E.U. law, including more robust privacy and compliance obligations for both companies and their service providers, greater rights for individuals, heavier documentation requirements for data protection compliance programs, restrictions on transfers of personal data to non-E.U. countries, and prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. The GDPR fine framework can be up to 20 million Euros, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. Further, our customers, through contractual requirements, could require us to comply with certain of these stringent requirements regardless of whether our business is actually subject to the GDPR.

The costs could be high and deadlines short for compliance with these privacy- and data security-related laws, regulations, contractual requirements and industry standards, each of which may limit our ability to compete for new business, do business with certain government agencies, including our existing customers, or continue to access certain data, and may limit the use or adoption of our smart mobility technology solutions and services, reduce overall demand for our solutions and services, slow the pace at which we generate revenue, subject us to fines or penalties, or cause us to breach contractual commitments to our customers. As these laws, regulations, and standards continue to develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms as necessary to ensure compliance. Moreover, if our policies, procedures or measures relating to these issues fail to comply, or regulators assert we have failed to comply, with applicable laws, regulations or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, algorithmic disgorgement, the inability to use previously-collected personal information or the inability to collect new personal information, other penalties and negative publicity, and our application providers, customers and partners may lose trust in or stop doing business with us entirely. We expect that there will continue to be new proposed laws, regulations and industry standards concerning personal information, privacy and data retention in the United States, the E.U. and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and industry standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for these personnel is intense. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees and subcontractors who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, any disagreement between us and the union on important issues may lead to a strike, work slowdown or other job actions in one or more locations we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, some jurisdictions require that we subcontract a certain percentage of our work to certified businesses and failure to do so may decrease our competitiveness in the marketplace, lead to breach of contract claims or result in having to refund fees paid for failing to achieve committed targets. Additionally, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our International Operations

Our operations in international markets expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We have subsidiaries in various international markets that include but are not limited to the United Kingdom, the Netherlands, France, Ireland, Spain, Australia, Canada, Hungary and India. The success of our business depends, in part, on our ability to successfully manage these foreign operations. Our international operations subject us to risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

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
•
complying with varying legal and regulatory environments, and managing public perception, in multiple foreign jurisdictions, including with respect to data and consumer privacy and payment processing, labor matters and VAT, and unexpected changes in these laws, regulatory requirements, and the enforcement thereof; and
•
limited protection of our intellectual property and other assets as compared to the laws of the United States.

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

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax, which if adopted, may increase and negatively impact our provision for income taxes.

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

We have a substantial amount of debt, including approximately $704.6 million outstanding under our first lien term loan facility as of December 31, 2023. Additionally, pursuant to an indenture, VM Consolidated, Inc. (“VM Consolidated”) issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”) due 2029. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. We have the option to increase commitments under our revolving credit agreement by up to $50.0 million, all of which would be secured. We also have the ability to draw an unlimited amount from our first lien term loan facility, subject to the satisfaction of a maximum total net leverage ratio or minimum fixed charge coverage ratio, on a pro forma basis, all of which will be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

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

Risks Related to Our Class A Common Stock, Related Party Transactions and Organizational Documents

We cannot guarantee that our stock repurchase programs will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves. In addition, Congress enacted the Inflation Reduction Act in 2022, which (among other provisions) provided for a 1% excise tax on net stock repurchases. This provision applied to stock repurchases initiated after January 1, 2023.

In May 2022, our Board of Directors (our “Board”) authorized a share repurchase program for up to an aggregate amount of $125 million of our outstanding shares of Class A Common Stock. We subsequently paid $50.0 million in May 2022 to repurchase outstanding shares of our Class A Common Stock through an accelerated share repurchase (“ASR”), and received an initial delivery of 2,739,726 shares. The final settlement occurred in August 2022, at which time we received 445,086 additional shares. In addition, during the second and third quarters, we paid $6.9 million and repurchased 445,791 shares of our Class A Common Stock through open market transactions. During the third quarter of 2022, we discontinued open market repurchases and our Board authorized a second ASR for the remaining availability under the share repurchase program. In August 2022, we paid $68.1 million for the second ASR, and received an initial delivery of 3,300,000 shares of our Class A Common Stock. The final settlement of the ASR resulted in the receipt of 943,361 additional shares.

In November 2022, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market transactions, ASRs or privately negotiated transactions. We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. In September 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock. The final settlement of the ASR resulted in the receipt of 534,499 additional shares.

In October 2023, our Board authorized another share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market transactions, ASRs or privately negotiated transactions. The Company has not yet repurchased shares under this repurchase program.

The timing, price, and quantity of purchases under the program have been, and will continue to be, made at the discretion of our management based upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. There is no guarantee as to the exact number of shares that we will repurchase and we cannot guarantee that the program will enhance long-term stockholder value. These share repurchase program could affect the trading price of our common stock and increase volatility. In addition, our repurchases under our share repurchase program have diminished, and could continue to diminish, our cash reserves.

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
•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board;
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

Our only significant asset is our ownership interest in our operating subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company, to pay any dividends with respect to our Class A Common Stock. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose is governed by the terms of the Debt Agreements and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit will be subject to the investment covenants under 2021 Term Loan and the Revolver (each as defined below). The “Debt Agreements” means, collectively: (i) the Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), a Delaware corporation; American Traffic Solutions, Inc., a Kansas corporation; and Lasercraft, Inc., the subsidiary guarantors party thereto, a Georgia corporation; the lenders party thereto from time to time; and Bank of America, N.A. as Administrative Agent and Collateral Agent; and (ii) the Revolving Credit Agreement, dated as of March 1, 2018, among Greenlight Acquisition Corporation, a Delaware corporation; VM Consolidated, Inc., a Delaware corporation; the other Borrowers (for this purpose only, as defined therein) party thereto from time to time; the lenders party thereto from time to time; and Bank of America, as the administrative agent and the collateral agent; and (iii) the Indenture governing VM Consolidated, Inc.’s 5.50% Senior Notes Due 2029, among VM Consolidated, Inc., Wilmington Trust, National Association, and the Guarantors named therein, dated as of March 26, 2021, in the case of each of the foregoing (i) and (ii), as amended or otherwise modified from time to time.

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

We rely heavily on third-party providers, including subcontractors, manufacturers, software vendors, software application developers, and utility and network providers, to meet their obligations to us in a timely and high-quality manner. For example, we rely on third parties such as the National Law Enforcement Telecommunications System, Polk, DMVDesk, CVR and Dealertrack to provide a direct connection to state departments of motor vehicles (and their European equivalents) and other governmental agencies with which we do not have direct relationships for the driver and other information we use in our business. Our ability to offer our solutions would be materially affected if this access was unavailable or materially restricted, or if the price we pay increased significantly. Our Government Solutions business also relies on a number of third-party manufacturers, including camera manufacturers and automated license plate recognition providers, and outsources some engineering, construction, maintenance, printing and mailing, call center, image review and event processing work. Further, if one or more tolling authorities cancels our accounts, or stops providing transponders and we are unable to obtain transponders through other sources, our Commercial Services business would be affected. Our Parking Solutions business also relies on a number of domestic and foreign third-party manufacturers in the production of our Pay Station, PARCS and PE hardware solutions, and our inability to access third-party providers could have a material adverse effect on our business.

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

Adverse and uncertain macroeconomic conditions, including higher interest rates, inflation, slower growth or recession, barriers to trade, changes to fiscal and monetary policy, tighter credit, high unemployment, currency fluctuations, and other events beyond our control, such as economic sanctions, natural disasters, pandemics, epidemics, political instability, armed conflicts and wars, can materially adversely affect demand for our products and services. In addition, consumer spending and activities may be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy shortages and cost increases, labor and healthcare costs and other economic factors, all of which may have a negative affect on our business and results of operations.

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

If we fail to maintain an effective system of internal controls or identify a material weakness or significant deficiency in our internal control over financial reporting, our ability to report our financial condition and results of operations in a timely and accurate manner could be adversely affected, investor confidence in our company could diminish, and the value of our securities may decline.

As a public company, we are required to comply with Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”), which requires, among other things, that companies maintain disclosure controls and procedures to ensure timely disclosure of material information, and that management reviews the effectiveness of those controls on a quarterly basis.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. While we continually undertake steps to improve our internal control over financial reporting as our business changes, we may not be successful in making the improvements and changes necessary to be able to identify and remediate control deficiencies or material weaknesses on a timely basis.

During fiscal year 2023, we identified a material weakness in our internal controls over financial reporting related to the lack of information technology general controls to prevent the risk of management override, which we are currently working to remediate as further discussed in “Controls and Procedures” in Part II, Item 9A of this Annual Report.

Additionally, during fiscal year 2021, we identified material weaknesses in our internal controls over financial reporting related to: (i) the monitoring and control activities over the acquisition of Redflex Holdings Pty Ltd. due to the lack of sufficient qualified accounting resources to timely identify and assess accounting implications of revenue arrangements assumed as part of the acquisition and to provide adequate controls over the completeness and accuracy of inputs used in accounting for the business combination; and (ii) the design and maintenance of certain revenue and reporting controls related to a third-party application utilized in performing certain control activities and used in the preparation of our consolidated financial statements. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2021.

During fiscal year 2021, we also identified a material weakness in our internal control over the operation of certain controls over the review of the accounting for our warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) related to the April 12, 2021 SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies. This material weakness resulted in a material misstatement of our private placement warrant liability, change in fair value of private placement warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2020 and 2019 and for years ended December 31, 2020, 2019 and 2018. We restated our consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 upon completing our management’s evaluation of the SEC Staff statement as a part of our remediation measures. As a result of these material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2020. We completed the remediation measures related to the material weakness relating to the accounting for warrants during fiscal year 2021.

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

Continued changes in corporate governance requirements, policies and practices may impact our business.

Corporate governance, public disclosure and compliance practices continue to evolve based upon continuing legislative action, SEC rulemaking and policy positions taken by large institutional stockholders and proxy advisors. As a result, the number of rules, regulations and standards applicable to us may become more burdensome to comply with, could increase scrutiny of our practices and policies by these or other groups and increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities. For example, the SEC has recently adopted rules requiring that issuers provide significantly increased disclosures concerning cybersecurity risk management, strategy, governance and incident reporting and adopt more stringent executive compensation clawback policies. Increasing regulatory burdens and corporate governance requirements could make it more difficult for us to attract and retain qualified members of our Board and qualified executive officers.

Litigation and other disputes and regulatory investigations could have a material adverse effect on our business.

From time to time, and as more discussed in the section entitled “Legal Proceedings,” we may be involved in litigation and other disputes or regulatory investigations that arise in and outside the ordinary course of business. We expect that the number, frequency and significance of these matters may increase as our business expands and we grow as a company. Litigation, disputes, or regulatory investigations may relate to, among other things, intellectual property, antitrust claims, commercial arrangements, negligence and fiduciary duty claims, vicarious liability based upon conduct of individuals or entities outside of our control, including our third-party service providers, deceptive trade practices, claims related to invoicing, personal injury claims, claims related to licensing, general fraud claims and employment law claims, including compliance with wage and hour regulations and contractual requirements. An adverse determination may result in liability to us for the claim and may also result in the imposition of penalties and/or fines. Like other companies that handle sensitive personal and payment information, we also face the possibility of allegations regarding employee fraud or misconduct. In addition to more general litigation, at times we are also a named party in claims made against our customers, including putative class actions challenging the legality and constitutionality of automated photo enforcement and other similar programs of our Government Solutions customers and consumer fraud claims brought against our RAC customers alleging faulty disclosures regarding our services.

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

Any potential claims against us or investigation into our business and activities, whether meritorious or not, could be time consuming, result in significant legal and other expenses, require significant amounts of management time and result in the diversion of significant operational resources. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. Legal or regulatory matters involving our directors, officers or employees in their individual capacities can also create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters. Regulatory investigations, including with respect to proper licensing, payment of wages, procurement practices or permitting, can also lead to enforcement actions, fines and penalties, the loss of a license or permit or the assertion of private litigation claims. Risks associated with these liabilities are often difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of any legal reserves related to these legal liabilities difficult to determine and, if a reserve is established, subject to future revision. Future results of operations could be adversely affected if any reserve that we establish for a legal liability is increased or the underlying legal proceeding, investigation or other contingency is resolved for an amount in excess of established reserves. Because litigation and other disputes and regulatory investigations are inherently unpredictable, the results of any of these matters may have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board recognizes the importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Our Board, through the Audit Committee, oversees our cybersecurity program as part of our enterprise-wide approach to risk management. Our cybersecurity policies, standards, processes and practices are fully integrated into our risk management approach and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of enterprise-wide approach to risk management, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance” below, our cybersecurity program is led by our Vice President of Cybersecurity, who reports to our Chief Technology Officer, and is responsible for publishing cybersecurity policies and standards, conducting annual risk assessments and maintaining our compliance. Our Chief Technology Officer leads our cybersecurity team and regularly reports to our Audit Committee.

Collaboration: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. We work with third-party firms to monitor our cybersecurity environment and report findings to executive leadership, internal audit and the Audit Committee regularly.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated and improved through vulnerability assessments, certifications, audits and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintained comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. Additionally, we have in place insurance coverage designed to provide coverage in connection with cybersecurity breaches, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to our Board and Audit Committee by our Chief Technology Officer based on materiality. We adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Our Board, through the Audit Committee, oversees our enterprise-wide approach to risk management, including the risks arising from cybersecurity threats. Our Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Audit Committee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, our Audit Committee discusses our Company’s approach to cybersecurity risk management with management.

Our Audit Committee, in connection with management led by our Chief Technology Officer and Vice President of Cybersecurity, works collaboratively across our Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, our Audit Committee monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real-time and report such threats and incidents to management when appropriate.

Our Vice President of Cybersecurity has served in various roles in technology leadership and cybersecurity for over 20 years. Our Chief Technology Officer has served in various roles in technology and business leadership for more than 29 years, including leading research and development for a division of 3M, a leader in designing and developing innovative products. Our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer each hold undergraduate and/or graduate degrees in their respective fields, and each has experience managing risks at our Company and at similar companies including risks arising from cybersecurity threats.

Cybersecurity Threats

As of the date of this Annual Report on Form 10-K, we do not believe that any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, are reasonably likely to have a material effect on us, our business strategy, results of operations, cash flows or financial condition.

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

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC and ATS Processing Services, Inc., alleging civil violations of Section 7 of the Clayton Antitrust Act of 1914 and Sections 1 and 2 of the Sherman Act. In February 2024, Verra Mobility and PlusPass entered into a confidential business arrangement pursuant to which Verra Mobility (i) acquired certain assets from PlusPass and (ii) fully and finally resolved all litigation and disputes between the parties. Verra Mobility accrued $31.5 million for this matter at December 31, 2023, which is presented within selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023. For more information, please refer to Note 18, Subsequent Events, in “Item 8, Financial Statements and Supplementary Data.”

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A Common Stock is currently quoted on Nasdaq under the symbol “VRRM”.

The following table sets forth the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq for the two most recent fiscal years:

	Fiscal Year 2023		Fiscal Year 2022
	High	Low	High	Low
First Quarter	$17.87	$13.48	$18.13	$14.10
Second Quarter	$19.82	$16.22	$16.73	$12.70
Third Quarter	$21.54	$17.04	$17.31	$14.92
Fourth Quarter	$23.29	$18.62	$17.60	$12.76

Holders of Record

As of February 23, 2024, we had eight holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

As of December 31, 2022, there were warrants outstanding to acquire 19,999,967 shares of our Class A Common Stock including: (i) 6,666,666 Private Placement Warrants; and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants had a five-year term and expired in October 2023, unless they were redeemed or exercised prior to expiration.

During the fiscal year ended December 31, 2023, we processed the exercise of 19,999,333 Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds as of December 31, 2023. The remaining Warrant exercises were completed on a cashless basis. In addition, we redeemed 634 Public Warrants at a price of $0.01 per warrant, as the last sale price of the Class A Common Stock was equal to or exceeded $18.00 per share for 20 trading days within a 30 trading-day period before we sent the notice of redemption to the Warrant holders. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our proxy statement for the 2024 annual meeting of stockholders.

Stock Performance Graph

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Verra Mobility Corporation
S&P 500 Index
S&P Composite 1500 Data Processing & Outsourced Services Index
Russell 2000 Index

The graph above compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index, the S&P Composite 1500 Data Processing & Outsourced Services Index and the Russell 2000 Index. The period shown commences on December 31, 2018 and ends on December 31, 2023, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on December 31, 2018. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future price performance.

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

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, we received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

There were no repurchases of our Class A Common Stock during the three months ended December 31, 2023. We paid a total of $100.0 million for share repurchases during the twelve months ended December 31, 2023.

On October 30, 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period, in open market, ASR or privately negotiated transactions. The level at which we repurchase depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. We have not yet repurchased shares under this program.

Earn-Out under Merger Agreement

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

We estimated the original fair value of the contingently issuable shares to be $73.15 million, which was not subject to future revisions during the five-year period discussed above. We used a Monte Carlo simulation option-pricing model to arrive at our original estimate. Each tranche was valued separately giving specific consideration to the tranche’s price target. The simulation considered volatility and risk-free rates utilizing a peer group based on a five-year term. This was initially recorded as a distribution to shareholders and was presented as common stock contingent consideration. Upon the occurrence of each Triggering Event, any issuable shares were transferred from common stock contingent consideration to common stock and additional paid-in capital accounts.

On April 26, 2019, January 27, 2020, June 14, 2023, and July 26, 2023, the Triggering Events for the issuance of the first, second, third, and fourth tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of our Class A Common Stock as of that date had been greater than $13.00, $15.50, $18.00, and $20.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 10,000,000 shares of our Class A Common Stock to the Platinum Stockholder and an increase in our common stock and additional paid-in capital accounts of $73.15 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2023, there are no shares that remain contingently issuable under the earn-out provided by the Merger Agreement.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report. This Item generally discusses fiscal years 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between fiscal years 2022 and 2021 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which specific discussions and comparisons are incorporated herein by reference.

Business Overview

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data and people to solve transportation challenges for customers around the world, including commercial fleet owners such as RACs, Direct Fleets and FMCs, as well as governments, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities. Our vision is to continue to develop and use technology and data intelligence to make transportation safer, smarter and more connected globally.

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term vision. During the periods presented, we:

•
Increased total revenue by $75.7 million, or 10%, from $741.6 million in fiscal year 2022 to $817.3 million in fiscal year 2023. The increase was mainly due to service revenue resulting from increased travel volume and higher adoption of the all-inclusive product offering in the Commercial Services segment and expansion of speed programs in the Government Solutions segment.

•
Generated cash flows from operating activities of $206.1 million and $218.3 million for fiscal years 2023 and 2022, respectively. Our cash on hand was $136.3 million as of December 31, 2023.

•
Used existing cash on hand of $100.0 million during fiscal year 2023 to repurchase shares authorized under a 2022 repurchase program, and authorized a new share repurchase program for $100.0 million during October 2023. No shares have been repurchased under the new program.

•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, made early repayments totaling $172.5 million on our 2021 Term Loan during fiscal year 2023.

Recent Events

Share Repurchases

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, we received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. We paid a total of $100.0 million for share repurchases during the twelve months ended December 31, 2023.

On October 30, 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over the next eighteen months. The level at which we repurchase depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. We have not yet repurchased shares under this program.

Warrants

During fiscal year 2023, we processed the exercise of 19,999,333 Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds in fiscal year 2023, and the remaining Warrant exercises were completed on a cashless basis. In addition, there were 634 Public Warrants that were redeemed and as a result, there are no outstanding Warrants as of the date hereof.

Segments

We have three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for commercial fleet customers, including RACs, Direct Fleets and FMCs in North America. In Europe, we provide tolling and violations processing services.

•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions, principally within the United States and Canada. Our international operations primarily involve the sale of traffic enforcement products and related maintenance services.
•
Our Parking Solutions segment provides an integrated suite of parking software, transaction processing and hardware solutions to universities, municipalities, healthcare facilities and commercial parking operators in the United States and Canada.

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

Costs and Expenses

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization consists of recurring service costs, collection and other third-party costs in our segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire and install photo enforcement equipment purchased by Government Solutions customers and costs to develop hardware sold to Parking Solutions customers.

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

Loss (Gain) on Interest Rate Swap. Loss (gain) on interest rate swap relates to the changes associated with the derivative instrument re-measured to fair value at the end of each reporting period and the related periodic cash payments.

Loss (Gain) on Extinguishment of Debt. Loss (gain) on extinguishment of debt consists of losses from the write-off of pre-existing original issue discounts and deferred financing costs associated with debt extinguishment, and any gains recognized as a result of loan forgiveness.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on purchasing cards, gains or losses on foreign currency transactions and other non-operating expenses.

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue	$783,595	$695,218	95.9%	93.7%	$88,377	12.7%
Product sales	33,715	46,380	4.1%	6.3%	(12,665)	(27.3)%
Total revenue	817,310	741,598	100.0%	100.0%	75,712	10.2%
Cost of service revenue, excluding depreciation and amortization	18,232	16,330	2.2%	2.2%	1,902	11.6%
Cost of product sales	25,231	30,932	3.1%	4.2%	(5,701)	(18.4)%
Operating expenses	273,288	226,324	33.4%	30.5%	46,964	20.8%
Selling, general and administrative expenses	198,550	163,133	24.3%	22.0%	35,417	21.7%
Depreciation, amortization and (gain) loss on disposal of assets, net	113,195	140,174	13.9%	18.9%	(26,979)	(19.2)%
Total costs and expenses	628,496	576,893	76.9%	77.8%	51,603	8.9%
Income from operations	188,814	164,705	23.1%	22.2%	24,109	14.6%
Interest expense, net	86,701	69,372	10.6%	9.4%	17,329	25.0%
Change in fair value of private placement warrants	24,966	(14,400)	3.1%	(2.0)%	39,366	(273.4)%
Tax receivable agreement liability adjustment	(3,077)	(720)	(0.4)%	(0.1)%	(2,357)	327.4%
Loss (gain) on interest rate swap	817	(996)	0.1%	(0.1)%	1,813	(182.0)%
Loss (gain) on extinguishment of debt	3,533	(3,005)	0.4%	(0.4)%	6,538	(217.6)%
Other income, net	(11,123)	(12,654)	(1.3)%	(1.7)%	1,531	(12.1)%
Total other expenses	101,817	37,597	12.5%	5.1%	64,220	170.8%
Income before income taxes	86,997	127,108	10.6%	17.1%	(40,111)	(31.6)%
Income tax provision	29,982	34,633	3.6%	4.6%	(4,651)	(13.4)%
Net income	$57,015	$92,475	7.0%	12.5%	$(35,460)	(38.3)%

Service Revenue. Service revenue increased by $88.4 million, or 12.7%, to $783.6 million for fiscal year 2023 from $695.2 million in fiscal year 2022, representing 95.9% and 93.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Service revenue
Commercial Services	$372,786	$325,971	45.6%	44.0%	$46,815	14.4%
Government Solutions	344,034	307,639	42.1%	41.4%	36,395	11.8%
Parking Solutions	66,775	61,608	8.2%	8.3%	5,167	8.4%
Total service revenue	$783,595	$695,218	95.9%	93.7%	$88,377	12.7%

Commercial Services service revenue includes mainly toll and violation management revenues from RACs and FMCs. Commercial Services service revenue increased by $46.8 million, or 14.4%, from $326.0 million in fiscal year 2022 to $372.8 million in fiscal year 2023. This increase was primarily due to increased travel volume and related tolling activity compared to the prior year which was still recovering from the COVID-19 pandemic, especially during January and February of 2022. An increase in the volume of tolls incurred by RAC vehicles along with the continued adoption of the all-inclusive fee structure, shifting from an incidental or daily usage rate by our large RAC customers, contributed to a $41.7 million growth in revenue. In addition, the increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $9.9 million growth in revenue during the year ended December 31, 2023, compared to the same period in 2022. These increases were partially offset by lower revenue generated from processing titles and registrations compared to the prior year.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $36.4 million to $344.0 million in fiscal year 2023 compared to $307.6 million in fiscal year 2022. The increase was primarily driven by the expansion of speed programs, as speed is the largest product in this segment and contributed approximately $29.9 million to the service revenue increase this year. The remaining increase is attributable to expansions across red-light, school bus stop arm and bus lane programs.

Parking Solutions service revenue increased by $5.2 million to $66.8 million in fiscal year 2023 compared to $61.6 million in fiscal year 2022. The increase was primarily due to increased revenue from professional services, software as a service product offerings and citation processing services related to parking management solutions.

Product Sales. Product sales decreased approximately $12.7 million year over year and were $33.7 million and $46.4 million for fiscal years 2023 and 2022, respectively. The decrease was primarily due to a $14.7 million decrease in product sales to Government Solutions customers, offset by a $2.0 million growth in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $16.3 million for fiscal year 2022 to $18.2 million for fiscal year 2023. The $1.9 million increase was mainly due to increased recurring service costs in the Parking Solutions segment.

Cost of Product Sales. Cost of product sales decreased year over year and was $25.2 million and $30.9 million for the fiscal years 2023 and 2022, respectively. The decrease was in line with the decrease in product sales in the Government Solutions segment offset by an increase in cost in the Parking Solutions segment.

Operating Expenses. Operating expenses increased by $47.0 million, or 20.8%, from $226.3 million for fiscal year 2022 to $273.3 million in fiscal year 2023. The increase in 2023 was primarily attributable to increases of $25.3 million in wages expense, $5.2 million for subcontractor costs, $5.2 million of recurring service costs, $4.8 million of operational equipment costs and $4.1 million of information technology costs compared to the prior period. Operating expenses as a percentage of total revenue increased from 30.5% to 33.4% in fiscal years 2022 and 2023, respectively. The following table presents operating expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Operating expenses
Commercial Services	$83,828	$72,328	10.3%	9.8%	$11,500	15.9%
Government Solutions	168,736	139,961	20.6%	18.9%	28,775	20.6%
Parking Solutions	18,236	12,905	2.2%	1.7%	5,331	41.3%
Total operating expenses before stock-based compensation	270,800	225,194	33.1%	30.4%	45,606	20.3%
Stock-based compensation	2,488	1,130	0.3%	0.1%	1,358	120.2%
Total operating expenses	$273,288	$226,324	33.4%	30.5%	$46,964	20.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $35.4 million to approximately $198.6 million for fiscal year 2023 compared to $163.1 million for fiscal year 2022. The increase is primarily due to a $31.5 million legal settlement, $5.1 million in higher wage expenses, and increases in other general expenses, which are partially offset by a decrease in $5.4 million of credit loss expense based on customer payment trends in the last 12 months and lower stock-based compensation expense compared to prior year. Selling, general and administrative expenses as a percentage of total revenue increased from 22.0% to 24.3% in fiscal years 2022 and 2023, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2023 vs 2022
($ in thousands)	2023	2022	2023	2022	$	%
Selling, general and administrative expenses
Commercial Services	$61,607	$56,105	7.5%	7.5%	$5,502	9.8%
Government Solutions	62,597	61,235	7.7%	8.3%	1,362	2.2%
Parking Solutions	23,988	27,104	2.9%	3.7%	(3,116)	(11.5)%
Corporate and other	35,370	3,156	4.4%	0.4%	32,214	1020.7%
Total selling, general and administrative expenses before stock-based compensation	183,562	147,600	22.5%	19.9%	35,962	24.4%
Stock-based compensation	14,988	15,533	1.8%	2.1%	(545)	(3.5)%
Total selling, general and administrative expenses	$198,550	$163,133	24.3%	22.0%	$35,417	21.7%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $27.0 million to $113.2 million for 2023 from $140.2 million for 2022. This was mainly due to certain non-compete and developed technology intangible assets being fully amortized in fiscal year 2023 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in fiscal year 2023.

Interest Expense, Net. Interest expense, net increased by $17.3 million from $69.4 million in fiscal year 2022 to $86.7 million in fiscal year 2023. This increase is primarily attributable to higher interest rates in 2023 compared to 2022. The average variable interest rate on the 2021 Term Loan was approximately 350 basis points higher for the twelve months ended December 31, 2023 compared to the prior period. See “Liquidity and Capital Resources” below.

Change in Fair Value of Private Placement Warrants. We recorded a loss of $25.0 million and a gain of $14.4 million in fiscal years 2023 and 2022, respectively, related to the changes in fair value of our Private Placement Warrants which were accounted for as liabilities on our consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of each reporting period, and the final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. We recorded a gain of approximately $3.1 million in fiscal year 2023 as a result of tax settlement adjustments related to a previous acquisition. We recorded a gain of $0.7 million in fiscal year 2022 as a result of lower estimated state tax rates due to changes in apportionment.

Loss (Gain) on Interest Rate Swap. We recorded a $0.8 million loss in fiscal year 2023 of which approximately $1.1 million related to the monthly cash payments on the interest rate swap net of $(0.3) million associated with the derivative instrument re-measured to fair value at the end of the reporting period. We recorded a $1.0 million gain in fiscal year 2022 associated with the derivative instrument re-measured to fair value at the end of the reporting period.

Loss (Gain) on Extinguishment of Debt. We recorded a $3.5 million loss on extinguishment of debt during the year ended December 31, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $172.5 million on the 2021 Term Loan. Gain on extinguishment of debt was $3.0 million for the year ended December 31, 2022 related to the forgiveness of the PPP loan, discussed below.

Other Income, Net. Other income, net was $11.1 million in fiscal year 2023 compared to $12.7 million in fiscal year 2022. The decrease was primarily due to a $5.6 million tax settlement payment related to a prior year acquisition, partially offset by an increase in volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $30.0 million representing an effective tax rate of 34.5% for fiscal year 2023 compared to $34.6 million, representing an effective tax rate of 27.2% for fiscal year 2022. Our effective tax rate for 2023 was higher compared to 2022 primarily due to a decrease in pre-tax income in 2023 combined with the impact of permanent differences related to the mark-to-market adjustment on the Private Placement Warrants and the adjustments to the carrying value of our tax receivable agreement liability.

Net Income. We had net income of $57.0 million for fiscal year 2023 compared to a net income of $92.5 million for 2022. The $35.5 million decrease in net income was primarily due to the change in the fair value of the Private Placement Warrants liability, legal settlement and higher interest expenses recorded in fiscal year 2023 and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the available borrowing under our Revolver (defined below).

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our ability to borrow under our Revolver (as defined below) will be sufficient to meet operating cash requirements, service debt obligations and fund potential share repurchases for at least the next 12 months and thereafter for the foreseeable future. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowing on our Revolver, or equity financings, all of which may not be available to us on favorable terms or at all.

We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2023, we had $74.8 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $136.3 million as of December 31, 2023.

We have incurred significant long-term debt as a result of acquisitions completed in prior years. We made early repayments totaling $172.5 million on our 2021 Term Loan during the fiscal year ended December 31, 2023. Subsequent to December 31, 2023, we amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan. In connection with the amended 2021 Term Loan agreement, the interest rate was reduced and the credit spread adjustment was eliminated. See Note 18, Subsequent Events, in Item 8, Financial Statements and Supplementary Data, for additional information.

At December 31, 2023, the tax receivable agreement liability was approximately $53.5 million. We expect to make payments of approximately $5.0 million per year for the next 11 years.

Share Repurchases

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

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, we received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. We paid a total of $100.0 million for share repurchases during the twelve months ended December 31, 2023.

On October 30, 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. The level at which we repurchase depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. We have not yet repurchased shares under this program.

Warrants

During fiscal year 2023, we processed the exercise of 19,999,333 Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds in fiscal year 2023, and the remaining Warrant exercises were completed on a cashless basis. In addition, there were 634 Public Warrants that were redeemed and as a result, there are no outstanding Warrants as of the date hereof.

Concentration of Credit Risk

The NYCDOT represented 18% and 22% of total accounts receivable, net as of December 31, 2023 and 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. The NYCDOT represented 16.9% and 19.5% of total revenue for the years ended December 31, 2023 and 2022, respectively. Our contract with NYCDOT expires December 31, 2024 and we anticipate the next contract will be subject to a competitive procurement process. The loss of this contract or the renewed contract at significantly reduced pricing could have a material adverse impact on our business.

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$206,101	$218,337
Net cash used in investing activities	(58,290)	(48,592)
Net cash used in financing activities	(117,793)	(164,932)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $12.2 million, from $218.3 million in 2022 to $206.1 million in 2023. Net income decreased $35.5 million from $92.5 million in 2022 compared to $57.0 million in 2023 primarily due to an increase in interest expense year over year. The adjustments to net income included increases of $50.2 million from changes in the fair value of private placement warrants, loss (gain) on extinguishment of debt and impairment of long-lived assets and ROU assets year over year, partially offset by decreases of $40.7 million from lower amortization, credit loss expense and changes in deferred income taxes year over year. The aggregate changes in operating assets and liabilities increased by $18.1 million in 2023 primarily due to a legal settlement accrual and increase in other current liabilities, partially offset by an increase in accounts receivable balances mainly in our Commercial Services business.

Cash Flows from Investing Activities

Cash used in investing activities in 2023 and 2022 was primarily related to purchases of installation and service parts and property and equipment mainly in our Government Solutions business of $57.0 million and $48.2 million, respectively.

Cash Flows from Financing Activities

Cash used in financing activities was $117.8 million in 2023 mainly due to early repayments totaling $172.5 million on our 2021 Term Loan and $100.0 million of share repurchases, which were partially offset by $161.4 million of proceeds from the exercise of warrants issued in connection with the IPO.

Cash used in financing activities was $164.9 million in 2022 mainly due to share repurchases for $125.1 million in the second and third quarters of 2022, the repayment of $25.0 million of borrowing on the Revolver (defined below) in January 2022 and the quarterly principal payments on the 2021 Term Loan.

Long-term Debt

2021 Term Loan

In March 2021, VM Consolidated, our wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 24, 2028, which includes the incremental borrowing of $250.0 million in December 2021 as a result of exercising the accordion feature available under the agreement. In connection with the 2021 Term Loan borrowings, we had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

During fiscal year 2023, we made early repayments of $172.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $704.6 million as of December 31, 2023. We recognized losses on extinguishment of debt of $3.5 million and $5.3 million for fiscal years 2023 and 2021, respectively, related to the write-off of pre-existing deferred financing costs and discounts, and lender and third-party costs.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, we amended our 2021 Term Loan agreement (the “Second Amendment”) to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the Second Amendment also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. As of December 31, 2023, the new all-in interest rate on the 2021 Term Loan was 8.7%.

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

We did not have mandatory prepayments of excess cash flows for the fiscal years ended December 31, 2023 or 2022.

Subsequent to December 31, 2023, we amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan. In connection with the amended 2021 Term Loan agreement, the interest rate was reduced and the credit spread adjustment was eliminated. See Note 18, Subsequent Events, in Item 8, Financial Statements and Supplementary Data, for additional information.

Senior Notes

In March 2021, VM Consolidated issued an aggregate principal amount of $350.0 million in Senior Notes due on April 15, 2029. In connection with the issuance of the Senior Notes, we incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. On or after April 15, 2024, we may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2024	102.750%
2025	101.375%
2026 and thereafter	100.000%

In addition, we may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 105.50%.

PPP Loan

During fiscal year 2020, one of our wholly owned subsidiaries received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, we applied for forgiveness of this loan, and on September 23, 2022, we were notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, we recognized a $3.0 million gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2022.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of December 31, 2023 or 2022. At December 31, 2023, the availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of December 31, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At December 31, 2023, we were compliant with all debt covenants.

Interest Expense, Net

We recorded interest expense, net of interest income, including amortization of deferred financing costs and discounts, of $86.7 million, $69.4 million and $44.9 million for the fiscal years ended December 31, 2023, 2022 and 2021 respectively. Interest income earned was $4.2 million for the fiscal year ended December 31, 2023 and less than $0.1 million for both fiscal years ended December 31, 2022 and 2021.

See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data for additional information on the interest rate swap entered into in December 2022 to hedge our exposure against rising interest rates.

Critical Accounting Estimates

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

Our significant accounting policies are described in Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report. We believe that the critical accounting estimates listed below involve our more significant judgments, assumptions, and estimates and, therefore, could have the greatest potential impact on the financial statements.

Revenue Recognition

Judgment is required for the estimation of the standalone selling price (“SSP”) and the allocation of the transaction price by relative SSPs. Within our Government Solutions and Parking Solutions operating segments, some customer arrangements include multiple performance obligations. Government Solutions’ customer arrangements containing multiple performance obligations typically include the sale and installation of photo-enforcement cameras, license of back-office software, processing payments on behalf of the customer and the performance of maintenance services on such cameras over a contractual term. Parking Solutions’ customer arrangements containing multiple performance obligations typically include the sale of parking access hardware systems, the licensing of SaaS products, installation and/or the performance of maintenance services over a contractual term. In most instances, we have determined these performance obligations qualify as distinct performance obligations, as the customer can benefit from the service on its own or together with other resources that are readily available to the customer, and our promise to transfer the service is separately identifiable from other promises in the contract. For arrangements that contain multiple performance obligations, we exercise judgment in allocating the transaction price based on the relative SSP method by comparing the SSP of each distinct performance obligation to the total value of the contract. We apply judgment in determining the SSP for each distinct performance obligation.

See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data for additional information on the Company’s policy for recognition of revenue.

Allowance for Credit Losses

We review historical credit losses and customer payment trends on receivables and develop loss rate estimates as of the balance sheet date, which includes adjustments for current and future expectations. We periodically evaluate the adequacy of our allowance for expected credit losses by comparing our actual historical write-offs to our previously recorded estimates and adjust appropriately. This includes evaluation by portfolio segment the changes in expectations based on the newest information available on customer payment trends, travel forecasts and other risk characteristics and adjusting the probability-weighting either upward or downward that is most representative of the expected credit losses. Administration fees charged to drivers of rented vehicles that we cannot recover from our customers represent higher risk of credit loss compared to our other portfolio segments.

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

Impairment of Goodwill and Long-Lived Assets

We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that the carrying amounts may not be fully recoverable. We have four reporting units for the purposes of assessing potential impairment of goodwill which include Commercial Services, Government Solutions North America, Government Solutions International and Parking Solutions. We first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount, we then perform a quantitative impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting units’ carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment is recognized if the fair value of the reporting unit exceeds its carrying value.

The process of evaluating goodwill requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit. We estimate the fair value of our reporting units based on a combination of an income approach or more specifically, a discounted cash flow method (“DCF Method”) and a market approach employing the public company market multiple method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values using a market-participant weighted average cost of capital. Significant estimates and assumptions used in the DCF Method include forecasts of future revenue growth rates, EBITDA margin percentages, terminal growth rates and discount rates. We apply discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows. The market approach utilizes a blend of revenue and EBITDA multiples from guideline public companies which are comparable to us in size, profitability and other factors to estimate the fair value of the reporting units. Significant estimates and assumptions used in the market approach include the selection of guideline public companies, revenue and EBITDA projections, the selection of revenue and EBITDA multiples and the application of a control premium.

In connection with our 2023 assessment of goodwill impairment, we qualitatively concluded that our Commercial Services, Government Solutions North America and Government Solutions International reporting units did not have indicators of impairment. We performed a quantitative impairment test for our Parking Solutions reporting unit as of October 1, 2023 which has goodwill of $199.1 million. The fair value of this reporting unit was determined by equally weighting the results of the DCF and market approach methods described above. Based on the results of our quantitative review, we concluded no impairment to goodwill was necessary because the estimated fair value exceeded the reporting unit's carrying value by approximately 7%. A 100 basis point increase to the discount rate or an approximate 100 basis point decrease in compounded annual revenue growth rate for the forecast period would yield a fair value that is approximately 1% greater than the reporting unit's carrying value. The Parking Solutions reporting unit’s fair value includes revenue growth assumptions for a new program, UNIFI Mobile, in which the business will receive a share of transactional parking fees earned by the customer as well as fees charged for parking citations. The fair values of our other reporting units for which a qualitative assessment was performed were estimated by applying guideline public company multiples to EBITDA projections. To corroborate their reasonableness, the total of our reporting units’ estimated fair values were reconciled to the Company's enterprise value, adjusted for a control premium, as of October 1, 2023.

Although we believe the estimated fair value of the Parking Solutions reporting unit as of October 1, 2023 is reasonable based on current conditions, changes in assumptions used in estimating fair value, such as the composition of guideline public companies including the selection of revenue and EBITDA multiples, discount rates, fixed-costs, SaaS and UNIFI Mobile revenue growth estimates and shortfalls in the financial performance relative to expectations, may result in impairment in future periods.

We review our long-lived assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. Our estimates of cash flows are subjective judgments based on past experiences adjusted for trends and future expectations, and can be significantly impacted by changes in our business or economic conditions. The determination of asset group' fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses. If our estimates or underlying assumptions change in the future, our operating results may be materially impacted. During the year ended December 31, 2023, we recorded a $4.3 million impairment which included a $3.9 million write-down of installation and service parts that no longer have future use within the operating expenses line item in our Government Solutions segment, and $0.4 million impairment of an ROU asset within the selling, general and administrative expenses line item in our Parking Solutions segment. We recorded $0.7 million of impairment related to certain photo enforcement programs that ended during the year ended December 31, 2022 within the depreciation, amortization and (gain) loss on disposal of assets, net line item on the consolidated statements of operations. We did not have any indicators of impairment related to long-lived assets for the year ended December 31, 2021.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities for the expected future consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years, while deferred tax liabilities generally represent items that generate a future tax liability for items where deductions have been accelerated for tax purposes. We provide a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating loss and other tax carryforwards by jurisdiction, the reversal of existing taxable temporary differences and tax planning alternatives and strategies that may be available. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variation in the actual outcome of these future tax consequences could materially impact our financial statements.

Private Placement Warrant Liabilities

We accounted for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. For warrants that met all of the criteria for equity classification, the warrants were required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that did not meet all the criteria for equity classification, the warrants were required to be recorded at their fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-cash gain or loss on the statements of operations. Our Public

Warrants met the criteria for equity classification and accordingly, were reported as a component of shareholders’ equity while our Private Placement Warrants did not meet the criteria for equity classification and were instead classified as a liability. The fair value of the Private Placement Warrants was estimated at period-end using a Black-Scholes option pricing model, which was a Level 3 fair value measurement exposed to valuation risk. The risk of exposure was estimated using a sensitivity analysis of potential changes in the significant unobservable inputs, primarily the volatility input that was the most susceptible to valuation risk. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $704.6 million at December 31, 2023. The 2021 Term Loan bears interest based, at our option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, we amended our 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the amended agreement also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. At December 31, 2023, the all-in interest rate on the 2021 Term Loan was 8.7%.

Based on the December 31, 2023 balance outstanding, each 1% movement in interest rates will result in an approximately $7.0 million change in annual interest expense. Due to the limited history of the use of the new benchmark rate, we are unable to estimate the future impact to our borrowing costs as a result of the discontinuation of the LIBOR benchmark.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate of 5.17% and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675.0 million. We have the option to terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a $0.8 million loss and a $1.0 million gain on the interest rate swap for the years ended December 31, 2023 and 2022, respectively. See Note 2, Significant Accounting Policies, in “Item 8, Financial Statements and Supplementary Data” for additional information on the interest rate swap.

VERRA MOBILITY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verra Mobility Corporation (the "Company") as of December 31, 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2024, expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Parking Solutions Reporting Unit – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using the income approach utilizing the discounted cash flow method and market approach employing the public company market multiple method. The determination of the fair value using the discounted cash flow method requires management to make significant estimates and assumptions related to the selection of the discount rate and forecasts of future revenue growth rates and earnings before interest, taxes, depreciation, and amortization (EBITDA) margin percentages. The determination of the fair value using the market approach requires management to make significant assumptions related to market revenue and EBITDA multiples from within a peer public company group. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The goodwill balance was $835.8 million as of December 31, 2023, of which $199.1 million is allocated to the Parking Solutions reporting unit (“Parking Solutions”). The fair value of the Parking Solutions reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized. The Company has introduced a new product line for Parking Solutions whose forecasted revenues contribute to the fair value of Parking Solutions and for which there is limited historical data.

Given the significant judgments made by management to estimate the fair value of the Parking Solutions reporting unit, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rate, forecasts of future revenue growth rates and EBITDA margin percentages, which includes the new product line for which there is limited historical data, and the selection of multiples applied to revenue and EBITDA, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the selection of the discount rate, forecasts of future revenue growth rates and EBITDA margin percentages, and the selection of the comparable market revenue and EBITDA multiples used by management to estimate the fair value of the Parking Solutions reporting unit included the following procedures:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Parking Solutions reporting unit, such as controls related to management’s selection of the discount rate, forecasts of future revenue growth rates and EBITDA margin percentages, and selection of revenue and EBITDA multiples.

•
We evaluated the reasonableness of management’s forecasted revenue growth rates and EBITDA margin percentages by comparing the forecasts to (1) historical results of the Company, (2) internal communications to management and the board of directors, and (3) forecasted information included in industry reports of the Company and companies in its peer groups.
•
Due to the limited historical data available for the new product line, we evaluated the reasonableness of management’s revenue forecasts of the new product line by comparing the forecasts to (1) the historical operating results of the Company’s similar existing products, and (2) internal communications to management and the board of directors.
•
We evaluated management’s ability to accurately forecast future revenue growth rates and EBITDA margin percentages by comparing actual results to management’s historical forecasts.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rate, including testing the source information underlying the determination of the discount rate, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rate selected by management.
•
With the assistance of our fair value specialists, we evaluated the revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and evaluated the appropriateness of the Company’s selection of companies in its peer public company group.

Revenue Recognition - Government Solutions Segment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s Government Solutions segment principally generates revenue by providing complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. Contractual promises include providing a photo enforcement system to capture images contemporaneously with a suite of services (which may include maintenance, processing images taken by the camera, forwarding eligible images to the police department and processing payments on behalf of the municipality).Management applies judgment in determining whether providing a photo enforcement system and a suite of services represents separate or combined performance obligations. Management has determined that they generally represent a separate performance obligation as the photo enforcement system and the related suite of services, individually, are capable of being distinct and are not highly interdependent and interrelated. For customer contracts where title to the photo enforcement system does not transfer to the customer and is bundled with the suite of services, management has determined there is a single combined performance obligation. This is because the right to use the photo enforcement system and suite of services are transferred to the customer concurrently over the same period of time.

Given the significant judgment required by management in determining whether the photo enforcement system and the related suite of services should be accounted for as separate or combined performance obligations, our associated audit procedures required a high degree of auditor judgment and an increased extent of effort. Accordingly, we considered the determination that the photo enforcement system and related suite of services represents a separate or combined performance obligation to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures for the Government Solutions segment related to management’s conclusion that the photo enforcement system and related suite of services represents a separate or combined performance obligation included the following, among others:

•
We tested the design and operating effectiveness of certain controls over revenue recognition, including management’s controls over the review of customer contracts. Such controls included an assessment of the appropriate identification of performance obligations.
•
We evaluated management’s accounting policy papers which included their assessment of the identification of performance obligations, including their assessment of the nature, interdependency, and level of integration between the photo enforcement system and suite of services. This included, among other things, gaining a detailed understanding of the nature of the Company’s system and services, how they function, and how they are marketed to customers, and confirming our understanding with key individuals in the Company’s sales, engineering, and product functions.
•
For a sample of the Company’s revenue arrangements, we read the contracts and assessed the relationship between the photo enforcement system and suite of services within the context of the contract, to determine whether such relationship provided supporting or contradictory evidence related to management’s conclusion that the photo enforcement systems and related suite of services represents a combined or separate performance obligation. We then verified that such revenue arrangements were presented appropriately within the financial statements.

/s/ Deloitte & Touche LLP

Tempe, Arizona
February 29, 2024

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verra Mobility Corporation (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as of and for the year ended December 31, 2023, of the Company and our report dated February 29, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment:

Management identified a material weakness in the design and operation of the Company’s internal controls over financial reporting in the Control Activities component of the COSO framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, management identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override over the preparation and review of manual journal entries and certain manual revenue invoices.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Tempe, Arizona

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Verra Mobility Corporation (the Company) as of December 31, 2022, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2013 to 2023.

Phoenix, Arizona

March 1, 2023

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$136,309	$105,204
Restricted cash	3,413	3,911
Accounts receivable (net of allowance for credit losses of $18.5 million and $15.9 million at December 31, 2023 and 2022, respectively)	197,824	163,786
Unbilled receivables	37,065	30,782
Inventory	17,966	19,307
Prepaid expenses and other current assets	46,961	39,604
Total current assets	439,538	362,594
Installation and service parts, net	22,895	22,923
Property and equipment, net	123,248	109,775
Operating lease assets	33,523	37,593
Intangible assets, net	301,025	377,420
Goodwill	835,835	833,480
Other non-current assets	33,919	12,484
Total assets	$1,789,983	$1,756,269
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$78,749	$79,869
Deferred revenue	28,788	31,164
Accrued liabilities	93,119	48,847
Tax receivable agreement liability, current portion	5,098	4,994
Current portion of long-term debt	9,019	21,935
Total current liabilities	214,773	186,809
Long-term debt, net of current portion	1,029,113	1,190,045
Operating lease liabilities, net of current portion	29,124	33,362
Tax receivable agreement liability, net of current portion	48,369	50,900
Private placement warrant liabilities	—	24,066
Asset retirement obligations	14,580	12,993
Deferred tax liabilities, net	18,360	21,149
Other long-term liabilities	14,197	5,875
Total liabilities	1,368,516	1,525,199
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 166,555 and 148,962 shares issued and outstanding at December 31, 2023 and 2022, respectively	17	15
Common stock contingent consideration	—	36,575
Additional paid-in capital	557,513	305,423
Accumulated deficit	(125,887)	(98,078)
Accumulated other comprehensive loss	(10,176)	(12,865)
Total stockholders' equity	421,467	231,070
Total liabilities and stockholders' equity	$1,789,983	$1,756,269

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Service revenue	$783,595	$695,218	$492,846
Product sales	33,715	46,380	57,744
Total revenue	817,310	741,598	550,590
Cost of service revenue, excluding depreciation and amortization	18,232	16,330	5,337
Cost of product sales	25,231	30,932	29,809
Operating expenses	273,288	226,324	163,370
Selling, general and administrative expenses	198,550	163,133	123,407
Depreciation, amortization and (gain) loss on disposal of assets, net	113,195	140,174	116,801
Total costs and expenses	628,496	576,893	438,724
Income from operations	188,814	164,705	111,866
Interest expense, net	86,701	69,372	44,942
Change in fair value of private placement warrants	24,966	(14,400)	7,600
Tax receivable agreement liability adjustment	(3,077)	(720)	(1,016)
Loss (gain) on interest rate swap	817	(996)	—
Loss (gain) on extinguishment of debt	3,533	(3,005)	5,334
Other income, net	(11,123)	(12,654)	(12,895)
Total other expenses	101,817	37,597	43,965
Income before income taxes	86,997	127,108	67,901
Income tax provision	29,982	34,633	26,452
Net income	$57,015	$92,475	$41,449
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,689	(7,771)	(5,305)
Total comprehensive income	$59,704	$84,704	$36,144
Net income per share:
Basic	$0.36	$0.61	$0.26
Diluted	$0.36	$0.50	$0.25
Weighted average shares outstanding:
Basic	158,777	152,848	159,983
Diluted	160,017	159,026	163,778

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Income (Loss)	Equity
Balance as of December 31, 2020	162,269	$16	$36,575	$373,620	$(94,850)	$211	$315,572
Net income	—	—	—	—	41,449	—	41,449
Share repurchases and retirement	(6,849)	—	—	(71,985)	(28,015)	—	(100,000)
Vesting of restricted stock units ("RSUs")	647	—	—	—	—	—	—
Exercise of stock options	12	—	—	155	—	—	155
Payment of employee tax withholding related to RSUs vesting	—	—	—	(5,691)	—	—	(5,691)
Stock-based compensation	—	—	—	13,784	—	—	13,784
Other comprehensive loss, net of tax	—	—	—	—	—	(5,305)	(5,305)
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	92,475	—	92,475
Share repurchases and retirement	(7,874)	(1)	—	(15,933)	(109,137)	—	(125,071)
Vesting of RSUs	654	—	—	—	—	—	—
Exercise of stock options	103	—	—	1,334	—	—	1,334
Payment of employee tax withholding related to RSUs vesting	—	—	—	(6,524)	—	—	(6,524)
Stock-based compensation	—	—	—	16,663	—	—	16,663
Other comprehensive loss, net of tax	—	—	—	—	—	(7,771)	(7,771)
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	57,015	—	57,015
Earn-out shares issued to Platinum Stockholder	5,000	—	(36,575)	36,575	—	—	—
Share repurchases and retirement	(4,581)	—	—	(15,176)	(84,824)	—	(100,000)
Vesting of RSUs and performance share units ("PSUs")	449	—	—	—	—	—	—
Exercise of stock options	451	—	—	5,919	—	—	5,919
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(3,142)	—	—	(3,142)
Exercise of warrants	16,274	2	—	210,438	—	—	210,440
Stock-based compensation	—	—	—	17,476	—	—	17,476
Other comprehensive gain, net of tax	—	—	—	—	—	2,689	2,689
Balance as of December 31, 2023	166,555	$17	$—	$557,513	$(125,887)	$(10,176)	$421,467

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net income	$57,015	$92,475	$41,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113,067	138,684	116,753
Amortization of deferred financing costs and discounts	4,679	5,472	5,170
Change in fair value of private placement warrants	24,966	(14,400)	7,600
Tax receivable agreement liability adjustment	(3,077)	(720)	(1,016)
Gain on interest rate swap	(320)	(996)	—
Loss (gain) on extinguishment of debt	3,533	(3,005)	5,334
Credit loss expense	9,054	14,481	9,588
Deferred income taxes	(27,037)	(17,355)	(10,640)
Stock-based compensation	17,476	16,663	13,784
Impairment of long-lived assets and ROU assets	4,280	—	—
Impairment on a privately-held equity investment	—	1,340	—
Other	359	1,654	308
Changes in operating assets and liabilities:
Accounts receivable	(42,459)	(17,685)	14,946
Unbilled receivables	(6,252)	(1,936)	(7,753)
Inventory	1,148	(10,310)	2,798
Prepaid expenses and other assets	(2,161)	4,306	(5,097)
Deferred revenue	(2,400)	4,591	(3,966)
Accounts payable and other current liabilities	50,512	6,513	8,296
Other liabilities	3,718	(1,435)	(4,383)
Net cash provided by operating activities	206,101	218,337	193,171
Cash Flows from Investing Activities:
Acquisitions, net of cash and restricted cash acquired	—	—	(451,237)
Payment of contingent consideration	—	(647)	—
Payments for interest rate swap	(1,137)	—	—
Purchase of intellectual property	(500)	—	—
Purchases of installation and service parts and property and equipment	(56,985)	(48,186)	(24,998)
Cash proceeds from the sale of assets	332	241	265
Net cash used in investing activities	(58,290)	(48,592)	(475,970)
Cash Flows from Financing Activities:
Borrowings on revolver	—	—	25,000
Repayment on revolver	—	(25,000)	—
Borrowings of long-term debt	—	—	1,245,500
Repayment of long-term debt	(181,519)	(9,019)	(884,530)
Payment of debt issuance costs	(459)	(447)	(10,646)
Payment of debt extinguishment costs	—	—	(1,066)
Proceeds from the exercise of warrants	161,408	—	—
Share repurchases and retirement	(100,000)	(125,071)	(100,000)
Proceeds from exercise of stock options	5,919	1,334	155
Payment of employee tax withholding related to RSUs and PSUs vesting	(3,142)	(6,524)	(5,691)
Payment of contingent consideration	—	(205)	—
Net cash (used in) provided by financing activities	(117,793)	(164,932)	268,722
Effect of exchange rate changes on cash and cash equivalents	589	(130)	(2,383)
Net increase (decrease) in cash, cash equivalents and restricted cash	30,607	4,683	(16,460)
Cash, cash equivalents and restricted cash - beginning of period	109,115	104,432	120,892
Cash, cash equivalents and restricted cash - end of period	$139,722	$109,115	$104,432

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets	2023	2022	2021
Cash and cash equivalents	$136,309	$105,204	$101,283
Restricted cash	3,413	3,911	3,149
Total cash, cash equivalents, and restricted cash	$139,722	$109,115	$104,432

Supplemental cash flow information:
Interest paid	$86,113	$63,663	$35,786
Income taxes paid, net of refunds	54,002	47,623	35,774
Supplemental non-cash investing and financing activities:
Earn-out shares issued to Platinum Stockholder	36,575	—	—
Additions related to asset retirement obligations and property and equipment(a)	1,173	946	1,397
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	5,120	10,421	1,714
Increase in additional paid-in capital due to exercise of private placement warrants	49,032	—	—
Contingent consideration related to NuPark acquisition	—	—	1,450

(a) Asset retirement obligations of $3.9 million assumed as part of the Redflex acquisition in 2021 are excluded from these additions.

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”) offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Canada and Europe. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 17, Segment Reporting).

The Company’s Commercial Services segment offers toll and violation management solutions for commercial fleet operators by partnering with the leading fleet management and rental car companies in North America. Electronic toll payment services enable drivers of fleet vehicles and rental car customers to use high-speed cashless toll lanes or all-electronic cashless toll roads. The service helps commercial fleets reduce toll management costs, while it provides rental car companies with a revenue-generating, value-added service for their customers. Electronic violation processing services reduce the cost and risk associated with vehicle-issued violations, such as toll, parking or camera-enforced tickets. Title and registration services offer title and registration processing for individuals and commercial fleet customers, including RACs, Direct Fleets and FMCs. In Europe, the Company provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U.

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

The Company’s Parking Solutions segment offers an integrated suite of parking software, transaction processing and hardware solutions to its customers, which include universities, municipalities, healthcare facilities and commercial parking operators. This segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. It also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Restricted Cash

The Company collects cash on behalf of customers under certain contracts which it deposits daily into Company bank accounts and transfers regularly to customer bank accounts. Restricted cash primarily represents customer cash collected but not yet remitted to the customer. Restricted cash is classified as a current asset and the corresponding liability for amounts due to customers is within current liabilities.

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

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	For the Year Ended December 31,
	2023	2022	2021
City of New York Department of Transportation	16.9%	19.5%	26.6%

The City of New York Department of Transportation (“NYCDOT”) represented 18% and 22% of total accounts receivable, net as of December 31, 2023 and 2022, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	For the Year Ended December 31,
	2023	2022	2021
Hertz Corporation	11.8%	11.1%	12.6%
Avis Budget Group, Inc.	13.6%	13.0%	12.3%
Enterprise Mobility	10.4%	9.3%	11.4%

The Avis Budget Group, Inc. was 10% of total accounts receivable, net as of December 31, 2022. No Commercial Services customer exceeded 10% of total accounts receivable, net as of December 31, 2023.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivables, net for the Parking Solutions segment as of or for any period presented.

Allowance for Credit Losses

Accounts receivable and unbilled receivables are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable and unbilled receivables have normal trade terms of less than one year and are initially stated at the amounts billed to the customers and subsequently measured at amortized cost net of allowance for credit losses. Unbilled receivables are recorded when revenues have been earned but have not been included on a customer invoice through the end of the current period. Unbilled receivables were $37.1 million and $30.8 million as of December 31, 2023 and 2022, respectively.

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the years ended December 31, 2022 and 2023, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2022	$5,397	$3,092	$3,649	$—	$12,138
Credit loss expense	11,739	1,307	950	485	14,481
Write-offs, net of recoveries	(7,536)	(2,822)	(26)	(328)	(10,712)
Balance at December 31, 2022	$9,600	$1,577	$4,573	$157	$15,907
Credit loss expense (income)	11,066	87	(1,953)	(146)	9,054
Write-offs, net of recoveries	(6,940)	271	(194)	415	(6,448)
Balance at December 31, 2023	$13,726	$1,935	$2,426	$426	$18,513
(1)
Driver-billed consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

Inventory

Inventories consist of parts and electronic components used in the production of parking management related hardware sold to certain Parking Solutions customers and photo enforcement systems sold to certain Government Solutions customers. Inventories for the Parking Solutions business were stated at cost on a first-in, first-out basis and the total carrying value was approximately $10.0 million and $11.1 million as of December 31, 2023 and 2022, respectively. Inventories for the Government Solutions international business were stated at a weighted average cost and the total carrying value was $8.0 million and $8.2 million as of December 31, 2023 and 2022, respectively. The Company assesses the value of its inventory and writes down the cost to net realizable value upon evaluation of historical experience and assumptions regarding future usage, and any such write down establishes a new cost basis for the items. Total finished goods were approximately $3.4 million and $5.1 million as of December 31, 2023 and 2022, respectively.

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of the Company's photo enforcement systems. Installation and service parts are stated at cost and are reclassified to property and equipment upon initiation of construction and subsequently placed in service. Installation and service parts used in repairs and maintenance are recorded as operating expenses.

During the year ended December 31, 2023, the Company recorded a $3.9 million write-down of installation and service parts that no longer have future use within the operating expenses line item on the consolidated statement of operations.

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

Valuation of privately-held securities requires judgment due to the lack of readily available observable market data. The carrying value is not adjusted if there are no identified events that would indicate a need for upward or downward adjustments or changes in circumstances that may indicate impairment. In determining the estimated fair value of its investment, the Company utilizes the most recent data available. The Company assesses its investment for impairment quarterly using both qualitative and quantitative factors. If an investment is considered impaired, an impairment loss is recognized and a new carrying value is established for the investment.

There were no indicators of impairment during the years ended December 31, 2023 or December 31, 2021. The Company recorded a $1.3 million impairment during the year ended December 31, 2022 within other income, net on the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on a qualitative analysis, it is determined more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. Reporting units are identified by assessing whether the components of the Company’s operating segments constitute businesses for which discrete financial information is available and if segment management regularly reviews the operating results of those components. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit. The date of the Company’s annual impairment analysis is October 1. The Company has four reporting units for the purposes of assessing potential impairment of goodwill which include Commercial Services, Government Solutions North America, Government Solutions International and Parking Solutions.

The Company estimates the fair value of its reporting units based on a combination of an income approach or more specifically, a discounted cash flow method (“DCF Method”) and a market approach employing the public company market multiple method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values using a market-participant weighted average cost of capital. Significant estimates and assumptions used in the DCF Method include forecasts of future revenue growth rates, EBITDA margin percentages, terminal growth rates and discount rates. The Company applies discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and its internally developed projections of future cash flows. The market approach utilizes a blend of revenue and EBITDA multiples from guideline public companies which are comparable to it in size, profitability and other factors to estimate the fair value of the reporting units. Significant estimates and assumptions used in the market approach include the selection of guideline public companies, revenue and EBITDA projections, the selection of revenue and EBITDA multiples and the application of a control premium.

In connection with its 2023 assessment of goodwill impairment, the Company qualitatively concluded that its Commercial Services, Government Solutions North America and Government Solutions International reporting units did not have indicators of impairment. It performed a quantitative impairment test for the Parking Solutions reporting unit as of October 1, 2023 which has goodwill of $199.1 million. The fair value of this reporting unit was determined by equally weighting the results of the DCF and market approach methods described above. Based on the results of its quantitative review, it concluded no impairment to goodwill was necessary because the estimated fair value exceeded the reporting unit's carrying value by approximately 7%. The Parking Solutions reporting unit's fair value includes revenue growth assumptions for a new program, UNIFI Mobile, in which the business will receive a share of transactional parking fees earned by the customer as well as fees charged for parking citations. The fair values of the Company's other reporting units for which a qualitative assessment was performed were estimated by applying guideline public company multiples to EBITDA projections. To corroborate their reasonableness, the total of the reporting units' estimated fair values were reconciled to the Company's enterprise value, adjusted for a control premium, as of October 1, 2023.

Although the Company believes the estimated fair value of the Parking Solutions reporting unit as of October 1, 2023 is reasonable based on current conditions, changes in assumptions used in estimating fair value, such as the composition of guideline public companies including the selection of revenue and EBITDA multiples, discount rates, fixed-costs, SaaS and UNIFI Mobile revenue growth estimates and shortfalls in the financial performance relative to expectations, may result in impairment in future periods.

Intangible Assets

Intangible assets represent existing customer relationships, trademarks, patents, developed technology (hardware and software) and non-compete agreements. Intangible assets are amortized over their respective estimated useful lives on a straight-line basis, which approximates the utilization of their expected future benefits. Amortization of intangible assets is included in depreciation, amortization and (gain) loss on disposal of assets, net in the consolidated statements of operations.

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

During the year ended December 31, 2023, the Company recorded a $4.3 million impairment which included a $3.9 million write-down of installation and service parts that no longer have future use within the operating expenses line item in our Government Solutions segment (discussed above), and $0.4 million impairment of an ROU asset within the selling, general and administrative expenses line item in our Parking Solutions segment. The Company had $0.7 million of impairment related to certain photo enforcement programs that ended during the year ended December

31, 2022 within the depreciation, amortization and (gain) loss on disposal of assets, net line item on the consolidated statements of operations. There were no indicators of impairment related to long-lived assets for the year ended December 31, 2021.

Self-Insurance

The Company is self-insured for medical costs and has stop-loss insurance policies to limit its exposure to individual and aggregate claims made. Liabilities for these programs are estimated based on outstanding claims and claims estimated to be incurred but not yet reported using historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not reported claims, including external factors such as the number, and cost of claims, benefit level changes and claim settlement patterns.

Warrants

As of December 31, 2022, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 Private Placement Warrants and (ii) 13,333,301 warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants had a five-year term and expired in October 2023, unless they were redeemed or exercised prior to expiration. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company. See Note 12, Shareholders' Equity, for additional details on warrant exercises.

The Company accounted for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance under Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considered whether the warrants were freestanding financial instruments pursuant to ASC 480, met the definition of a liability pursuant to ASC 480, and whether the warrants met all of the requirements for equity classification under ASC 815, including whether the warrants were indexed to the Company’s own common shares, among other conditions for equity classification.

For warrants that met all of the criteria for equity classification, the warrants were required to be recorded as a component of additional paid-in capital at the time of issuance. Warrants that did not meet all the criteria for equity classification were recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-cash gain or loss on the consolidated statements of operations. The Company’s Public Warrants met the criteria for equity classification and accordingly, were reported as a component of stockholders’ equity while the Company’s Private Placement Warrants were classified as a liability. The fair value of the Private Placement Warrants was estimated at period-end using a Black-Scholes option pricing model. Shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with GAAP.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate “SOFR,” as discussed below) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate of 5.17% and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675.0 million. The Company has the option to terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash payments are recorded in the consolidated statements of operations within the loss (gain) on interest rate swap line item.

The Company recorded a $0.8 million loss for the year ended December 31, 2023, of which $(0.3) million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, netted by $1.1 million related to the monthly cash payments. The Company recorded a $1.0 million gain for the year ended

December 31, 2022 associated with the derivative instrument re-measured to fair value at the end of the reporting period. The effect of remeasurement to fair value is recorded within the operating activities section and the monthly cash payments are recorded within the investing activities section in the consolidated statements of cash flows. See below for further discussion on the fair value measurement of the interest rate swap, and Note 8, Long-term Debt, for additional information on the Company's mix of fixed and variable debt.

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

The carrying amounts reported in the Company’s consolidated balance sheets for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long-term debt was calculated based upon available market information. The carrying value and the estimated fair value of long-term debt are as follows:

	Level in	December 31, 2023		December 31, 2022
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$691,821	$709,872	$866,365	$883,891
Senior Notes	2	346,311	335,125	345,615	313,250

The Company had issued Private Placement Warrants in connection with the IPO to acquire shares of the Company's Class A Common Stock which had a five-year term and expired in October 2023. As of December 31, 2023, all Private Placement Warrants were exercised by the warrant holders. The fair value of the Private Placement Warrant liabilities was measured on a recurring basis and was estimated using the Black-Scholes option pricing model using significant unobservable inputs, primarily related to estimated volatility, and was therefore classified within level 3 of the fair value hierarchy. The key assumptions used were as follows:

December 31, 2022
Stock price	$13.83
Strike price	$11.50
Volatility	44.0%
Remaining life (in years)	0.8
Risk-free interest rate	4.74%
Expected dividend yield	0.0%
Estimated fair value	$3.61

The following summarizes the changes in fair value of Private Placement Warrant liabilities included in net income and the impact of exercises for the respective periods:

($ in thousands)	December 31, 2023	December 31, 2022
Beginning balance	$24,066	$38,466
Change in fair value of private placement warrants	24,966	(14,400)
Exercise of warrants	(49,032)	—
Ending balance	$—	$24,066

Change in fair value of private placement warrants consists of adjustments related to the Private Placement Warrants liabilities re-measured to fair value at the end of each reporting period and the final mark-to-market adjustments for exercised warrants. During the year ended December 31, 2023, 6.7 million Private Placement Warrants were exercised, which reduced our Private Placement Warrants liabilities by $49.0 million with an offset to common stock at par value and the remaining to additional paid in capital.

The Company has an equity investment measured at cost with a carrying value of $2.1 million as of both December 31, 2023 and 2022, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the year ended December 31, 2023. The Company recorded a $1.3 million impairment during the year ended December 31, 2022.

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

($ in thousands)	December 31, 2023	December 31, 2022
Prepaid expenses and other current assets
Beginning balance	$—	$—
Change in fair value of interest rate swap	689	—
Ending balance	$689	$—

Other non-current assets
Beginning balance	$1,973	$—
Change in fair value of interest rate swap	(1,346)	1,973
Ending balance	$627	$1,973

Accrued liabilities
Beginning balance	$977	$—
Change in fair value of interest rate swap	(977)	977
Ending balance	$—	$977

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

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit facilities (see Note 8, Long-Term Debt). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal years 2023, 2022 and 2021 was $4.7 million, $5.5 million and $5.2 million respectively.

Income Taxes

Income tax expense includes U.S and international current and deferred income taxes and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of these temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term on our consolidated balance sheets.

Stock-based Compensation

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan which provides for a variety of stock-based awards for issuance to employees and directors. In May 2023, the Company's stockholders approved the Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), which, among other things, increased the maximum number of shares available for awards by 5,000,000 shares. The Company grants RSUs, stock options and PSUs.

The Company recognizes the fair value of RSUs based on the Company’s common stock price at market close on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options, and uses the Monte Carlo simulation model to determine the fair value of PSUs containing market conditions. The Black-Scholes model requires an assumption regarding the expected life of the stock option, which the Company estimated to be 6.25 years by applying the short-cut method permitted under SEC Staff Accounting Bulletin No. 110. PSUs granted vest at the end of a three-year period (or ratably over three years for certain grants), which matches the awards’ performance period. RSUs and stock options vest based on the continued service of the recipient. PSUs are issued upon continued service along with the relative satisfaction of a market condition that measures the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period or to the Company's absolute total stockholder return. In addition, the Black-Scholes and the Monte Carlo models require assumptions to be made regarding the expected volatility of the Company’s stock price. Stock price volatility is determined by averaging an implied volatility with the measure of historical volatility for stock options and using the historical volatility for PSUs.

The following represents our weighted average assumptions for stock options and PSUs granted for the respective periods:

	For the Year Ended December 31,
	2023	2022	2021
Stock options
Weighted average expected volatility	38.5%	45.1%	47.7%
Weighted average risk-free interest rate	4.28%	2.94%	0.94%
PSUs
Weighted average expected volatility	43.8%	48.0%	50.4%
Weighted average risk-free interest rate	4.29%	2.78%	0.33%

Compensation expense for share-based awards is determined based on the grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the share-based award. The compensation expense for the PSUs is recognized over the requisite service period regardless of whether the market condition is satisfied. Forfeitures are accounted for as they occur. See Note 13, Equity Incentive Plan, for more information on the Company’s share-based awards.

Revenue Recognition

Nature of Goods and Services

The following is a description of principal activities, separated by reportable segments, from which the Company generates revenue:

Commercial Services. The Commercial Services segment offers toll and violation management solutions for commercial fleet operators, including RACs, Direct Fleets and FMCs. The Company determined its performance obligation is a distinct stand-ready obligation, as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses the Company’s services, such as toll payment, title and registration, etc. Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed. The Company recognizes revenue over time based on the number of transactions processed on behalf of customers during the period. It recognizes revenue on a net basis when it acts as an agent in the transaction.

Government Solutions. The Government Solutions segment principally generates revenue by providing complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. Products, when sold, are typically sold together with the services in a bundle for a majority of customers. The average initial term of a contract is three to five years. Payment terms for contracts with government agencies vary depending on whether the consideration is fixed or variable. Payment terms for contracts with fixed consideration are usually based on equal installments over the duration of the contract. Payment terms for contracts with variable consideration are usually billed and collected as citations are issued or paid. Certain mobile speed programs are billed per camera system deployed. In instances when the consideration expected from the customer is subject to variation, any variable consideration affecting revenue recognition is allocated to the distinct period (the monthly period) that it relates to.

•
Product sales (sale of camera systems and installation) – the camera systems and related installation services are an integrated solution and are accounted for as a single performance obligation. The revenues for this performance obligation are generally recognized at a point in time when the installation process is completed and the camera system is ready to perform the services as expected by the customer. Generally, this occurs at site acceptance.
•
Service revenue – the Company provides a suite of services which may include camera maintenance, processing images taken by the camera, forwarding eligible images to the police department and processing payments on behalf of the municipality. The Company concluded that the suite of services as a whole represents one service offering and is a single performance obligation. The service offering is accounted for as a single continuous service. The Company applies the series guidance for those services as it stands ready to deliver those services over the contract period. The Company recognizes revenue from services over time, as they are performed.

Many of the Company’s customer contracts include both product sales and service revenue. The Company applies judgment when determining whether the product sales and service offering are accounted for as combined performance obligation or distinct performance obligations. In contracts where title to the camera system does not transfer to the customer, the Company accounts for the contract as a single, combined performance obligation. This is because the customer receives the right to use the photo enforcement system and the service offering concurrently. For other contracts, the Company accounts for the products and services as distinct performance obligations because the camera systems and the related service solution are both capable of being distinct and are not highly interdependent and interrelated.

In contracts with multiple performance obligations, consideration is allocated between separate products and services in a bundle based on their stand-alone selling prices (“SSP”). The Company estimates the SSP for its product sales using expected cost plus margin. The Company is unable to establish the SSP for its service offering based on observable prices as the services are sold for a wide range of amounts (the selling price is highly variable). As such, the SSP for service offerings included in these contracts is generally determined by applying a residual approach.

Parking Solutions. The T2 Systems business offers an integrated suite of parking software, transaction processing and hardware solutions to its customers. Revenue is derived primarily from the sale of software as a service (“SaaS”) and specialized hardware. For bundled offerings, the Company accounts for individual products and services separately if they are distinct and allocates the transaction price based on the relative SSP. The Company is able to establish the SSP for its product sales based on the observable prices of products sold separately in comparable transactions. For professional services, the Company’s estimate of the standalone selling price is comprised of multiple factors which include a cost plus margin approach and the historical sales price of similar services. The Company is unable to establish the SSP for its software licenses based on observable prices given the same products are sold at a broad range of prices and a representative SSP is not discernible from past transactions or other observable evidence, as such, the SSP for software licenses included in a contract with multiple performance obligations is generally determined by applying a residual approach. The Company’s estimates of SSP are reassessed on a periodic basis or when facts and circumstances change.

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

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods, and it primarily relates to the Government Solutions and Parking Solutions customers. As of December 31, 2023 and 2022, the Company had approximately $13.1 million and $12.2 million of deferred revenue in the Government Solutions segment, respectively. During the twelve months ended December 31, 2023 and 2022, the Company recognized $5.2 million and $3.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively. As of December 31, 2023 and 2022, the Company had approximately $19.7 million and $21.2 million of deferred revenue in the Parking Solutions segment, respectively. During the twelve months ended December 31, 2023 and 2022, the Company recognized $20.7 million and $20.1 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.

Transaction price allocated to the remaining performance obligations includes deferred revenue above and unbilled amounts that are expected to be recognized as revenue in future periods. As of December 31, 2023, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $317.6 million, of which $204.3 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation.

Credit Card Rebates

The Company earns volume rebates from total spend on purchasing cards and recognizes the income in other income, net in the consolidated statements of operations. For the fiscal years ended December 31, 2023, 2022 and 2021, the Company recorded $17.8 million, $14.5 million, and $11.3 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended December 31, 2023, 2022 and 2021, were $1.1 million, $1.0 million and $0.7 million, respectively, and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

Assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement is included in other income, net in the consolidated statements of operations. The impact of foreign currency re-measurement was losses of $1.7 million, $0.7 million and $0.2 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

Accounting Standards Adopted

In March 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provided temporary optional guidance to ease the potential burden in accounting for reference rate reform. It provided optional expedients and exceptions for applying GAAP to contract modifications, subject to meeting certain criteria, that reference LIBOR or another reference rate that is discontinued. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition.

In March 2023, the Company amended its 2021 Term Loan agreement to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. As a result, the Company adopted the standard and elected to apply the optional expedients which enabled it to consider the change in the benchmark interest rate as a continuation of the existing loan agreement and account for it prospectively. The adoption of this standard did not have a material impact to the consolidated financial statements.

Accounting Standards Not Yet Adopted

On June 30, 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The guidance is effective for fiscal years, including interim periods beginning after December 15, 2023. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU intends to enhance disclosure related to significant segment expenses regularly provided to the CODM, amounts presented as “other” within segment profit (loss), require that all annual disclosures are also reported for interim periods, further define the CODM and how they use segment profit (loss) to allocate resources, and require that entities with only a single reportable segment provide all required segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires companies to disclose specific categories in the rate reconciliation, provide additional disclosure for reconciling items that exceed proscribed thresholds, and enhance disclosure regarding income taxes paid and sources of income (loss) from continuing operations including the tax expense (or benefit) disaggregated by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

3.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2023	2022
Prepaid services	$10,496	$9,171
Prepaid tolls	9,174	9,978
Prepaid income taxes	9,830	4,629
Prepaid computer maintenance	6,775	5,492
Costs to fulfill a customer contract	5,852	3,193
Deposits	2,322	2,057
Prepaid insurance	1,755	3,112
Other	757	1,972
Total prepaid expenses and other current assets	$46,961	$39,604

4.
Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2023	2022
Equipment	$159,151	$122,507
Software	37,415	30,288
Leasehold improvements	10,031	9,806
Computer equipment	21,415	20,274
Furniture	2,651	2,648
Automobiles	14,422	12,933
Construction in progress	17,781	19,357
Property and equipment	262,866	217,813
Less: accumulated depreciation	(139,618)	(108,038)
Property and equipment, net	$123,248	$109,775

Depreciation expense was $35.2 million, $32.2 million and $26.8 million for the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

5.
Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2021	$425,081	$215,400	$198,386	$838,867
Measurement period adjustment (a)	—	—	756	756
Foreign currency translation adjustment	(5,361)	(782)	—	(6,143)
Balance at December 31, 2022	419,720	214,618	199,142	833,480
Foreign currency translation adjustment	2,371	(16)	—	2,355
Balance at December 31, 2023	$422,091	$214,602	$199,142	$835,835

(a) The measurement period adjustment is related to the T2 Systems acquisition completed in December 2021.

Intangible assets consist of the following as of the respective period-ends:

	Weighted	Weighted	At December 31, 2023
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.3 years	3.7 years	$36,190	$32,882
Patent	4.8 years	5.0 years	500	17
Non-compete agreements	0.0 years	5.0 years	62,540	62,540
Customer relationships	4.5 years	9.3 years	558,801	288,065
Developed technology	0.8 years	5.8 years	201,657	175,159
Gross carrying value of intangible assets			859,688	$558,663
Less: accumulated amortization			(558,663)
Intangible assets, net			$301,025

	Weighted	Weighted	At December 31, 2022
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.4 years	3.7 years	$36,151	$32,233
Non-compete agreements	0.1 years	5.0 years	62,529	60,926
Customer relationships	5.5 years	9.3 years	557,570	227,102
Developed technology	1.2 years	5.8 years	201,548	160,117
Gross carrying value of intangible assets			857,798	$480,378
Less: accumulated amortization			(480,378)
Intangible assets, net			$377,420

Amortization expense was $77.6 million, $106.2 million and $89.9 million for fiscal years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2024	$67,131
2025	64,433
2026	57,431
2027	28,523
2028	22,580
Thereafter	60,927
Total	$301,025

6.
Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2023	2022
Accrued legal settlement	$31,500	$—
Accrued salaries and wages	27,905	19,109
Current deferred tax liabilities	7,574	7,559
Current portion of operating lease liabilities	7,133	6,355
Accrued interest payable	4,594	4,459
Payroll liabilities	3,214	2,136
Restricted cash due to customers	2,835	3,541
Advanced deposits	2,308	1,029
Self-insurance liability	1,802	858
Current portion of interest rate swap liability	—	977
Other	4,254	2,824
Total accrued liabilities	$93,119	$48,847

7.
Asset Retirement Obligations

The following summarizes the changes in the Company’s asset retirement obligations for the years ended December 31:

($ in thousands)	2023	2022
Asset retirement obligations, beginning balance	$12,993	$11,824
Liabilities incurred (a)	1,176	944
Accretion expense	760	445
Liabilities settled	(349)	(220)
Asset retirement obligations, ending balance	$14,580	$12,993

(a) For the year ended December 31, 2022, this included $0.4 million increase resulting from a change in estimate for the impact of inflation.

8.
Long-term Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2023	2022
2021 Term Loan, due 2028	$704,587	$886,106
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(3,646)	(5,637)
Less: unamortized deferred financing costs	(12,809)	(18,489)
Total long-term debt	1,038,132	1,211,980
Less: current portion of long-term debt	(9,019)	(21,935)
Total long-term debt, net of current portion	$1,029,113	$1,190,045

The following table presents the aggregate principal and interest payments in future years on long-term debt as of December 31, 2023:

($ in thousands)	Principal	Interest (1)
2024	$9,019	$81,757
2025	9,019	80,448
2026	9,019	79,651
2027	9,019	78,853
2028	668,511	33,177
Thereafter	350,000	5,561
Total	$1,054,587	$359,447

(1) The variable interest rate in effect as of December 31, 2023 was used to calculate interest payments for the 2021 Term Loan.

2021 Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 24, 2028, which includes the incremental borrowing of $250.0 million in December 2021 as a result of exercising the accordion feature available under the agreement. In connection with the 2021 Term Loan borrowings, the Company had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

During fiscal year 2023, the Company made early repayments of $172.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $704.6 million as of December 31, 2023. The Company recognized losses on extinguishment of debt of $3.5 million and $5.3 million for fiscal years 2023 and 2021, respectively, related to the write-off of pre-existing deferred financing costs and discounts, and lender and third party costs.

The 2021 Term Loan is repayable at 1.0% per annum of the amount initially borrowed, paid in quarterly installments. It bears interest based, at the Company’s option, on either (1) LIBOR plus an applicable margin of 3.25% per annum, or (2) an alternate base rate plus an applicable margin of 2.25% per annum. In March 2023, the Company amended its 2021 Term Loan agreement (the “Second Amendment”) to transition away from LIBOR to Term SOFR with the cessation of LIBOR in June 2023. To compensate for the differences in reference rates utilized, the Second Amendment also includes a credit spread adjustment of 0.11448% for an interest period of one-month duration, 0.26161% for a three-month duration, 0.42826% for a six-month duration, and 0.71513% for twelve-months duration in addition to Term SOFR and the applicable margin. The Company has applied the optional expedients in ASC 848, Reference Rate Reform, and elected to treat the change in the benchmark interest rate to Term SOFR as a continuation of the existing loan agreement and account for it prospectively. As of December 31, 2023, the new all-in interest rate on the 2021 Term Loan was 8.7%.

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

The Company did not have mandatory prepayments of excess cash flows for the fiscal years ended December 31, 2023 or 2022.

Subsequent to December 31, 2023, the Company amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan. In connection with the amended 2021 Term Loan agreement, the interest rate was reduced and the credit spread adjustment was eliminated. See Note 18, Subsequent Events, for additional information.

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

In addition, the Company may redeem up to 40% of the Senior Notes before April 15, 2024, with the net cash proceeds from certain equity offerings at a redemption price of 105.50%.

PPP Loan

During fiscal year 2020, one of the Company's wholly owned subsidiaries received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In early 2021, the Company applied for forgiveness of this loan, and on September 23, 2022, it was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, the Company recognized a $3.0 million gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2022.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of December 31, 2023 or 2022. At December 31, 2023, the availability to borrow was $74.8 million, net of $0.2 million of outstanding letters of credit.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.2 million of outstanding letters of credit as of December 31, 2023.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At December 31, 2023, the Company was compliant with all debt covenants.

Interest Expense, Net

The Company recorded interest expense, net of interest income, including amortization of deferred financing costs and discounts, of $86.7 million, $69.4 million and $44.9 million for the fiscal years ended December 31, 2023, 2022 and 2021 respectively. Interest income earned was $4.2 million for the fiscal year ended December 31, 2023 and less than $0.1 million for both fiscal years ended December 31, 2022 and 2021.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.7% and 7.0% at December 31, 2023 and December 31, 2022, respectively.

See Note 2, Significant Accounting Policies, for additional information on the interest rate swap entered into in December 2022 to hedge the Company's exposure against rising interest rates.

9.
Leases

The Company’s operating leases primarily consist of office, equipment and vehicle leases expiring at various dates through April 2035. The Company has lease agreements with lease and non-lease components and has elected to account for such components as a single lease component. The Company measures and recognizes contracts containing a lease and determines lease classification at commencement. Right of use operating assets and lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Certain of the lease agreements have rent abatement and escalating rental payment provisions. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company does not have material short-term leases and does not engage in material subleasing activities.

As of December 31, 2023, operating leases had a remaining weighted average lease term of 8.0 years and operating lease liabilities were measured using a weighted average discount rate of 5.4%. The total operating lease costs for the fiscal years ended December 31, 2023, 2022 and 2021 were $9.5 million, $8.8 million and $7.5 million, respectively. Variable lease costs for fiscal years ended December 31, 2023, 2022 and 2021 were approximately $2.7 million, $1.5 million and $1.4 million, respectively. Finance leases for the Company are not material.

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2023	2022
Operating lease liabilities, net of current portion	$29,124	$33,362
Current portion	7,133	6,202
Total operating lease liabilities	$36,257	$39,564

The following provides future maturities of operating lease liabilities as of December 31, 2023:

($ in thousands)
2024	$8,855
2025	6,531
2026	5,030
2027	3,707
2028	3,039
Thereafter	18,160
Total minimum payments	45,322
Less: amount representing interest	(9,065)
Total	$36,257

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

The components of basic and diluted net income per share are as follows:

	For the Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Numerator:
Net income	$57,015	$92,475	$41,449
Denominator:
Weighted average shares - basic	158,777	152,848	159,983
Common stock equivalents	1,240	6,178	3,795
Weighted average shares - diluted	160,017	159,026	163,778
Net income per share - basic	$0.36	$0.61	$0.26
Net income per share - diluted	$0.36	$0.50	$0.25
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares (1)	—	5,000	5,000
ASR shares (2)	566	—	—
Private placement warrants	—	—	6,667
Non-qualified stock options	222	1,149	1,018
Performance share units	22	157	130
Restricted stock units	219	742	432
Total antidilutive shares excluded	1,029	7,048	13,247

(1) Contingently issuable shares related to the earn-out agreement as discussed in Note 15, Other Transactions.

(2) Had the accelerated share repurchase (“ASR”) initiated in the third quarter of 2023 described in Note 12, Stockholders' Equity, been settled as of December 31, 2023, determined based on the volume-weighted average price per share since its effective date, the counterparties would have been required to deliver these additional estimated shares to the Company. The final settlement for the ASR occurred during the first quarter of fiscal year 2024, at which time, the Company received 534,499 additional shares.

11.
Income Taxes

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which was effective January 1, 2023 and contained provisions implementing a 15% minimum corporate income tax on book income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The enacted provisions did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2023 and 2022.

Income before income taxes consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
U.S.	$92,425	$140,858	$77,101
Foreign	(5,428)	(13,750)	(9,200)
Total income before incomes taxes	$86,997	$127,108	$67,901

The income tax provision consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Current
Federal	$38,109	$34,071	$25,361
State	15,794	14,779	10,523
Foreign	3,113	1,777	160
Total current	57,016	50,627	36,044
Deferred
Federal	(16,522)	(8,069)	(7,434)
State	(6,335)	(4,863)	(1,627)
Foreign	(4,177)	(3,062)	(531)
Total deferred	(27,034)	(15,994)	(9,592)
Income tax provision	$29,982	$34,633	$26,452

A reconciliation to the income tax provision from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Income tax provision at statutory rate	$18,270	$26,693	$14,259
State income taxes, net of federal income tax effect	7,762	8,588	6,748
Tax rate changes/ valuation of deferred tax items	—	—	586
162(m) limitation	1,000	1,766	1,325
Non-deductible expenses	49	30	174
Stock-based compensation	796	(545)	(752)
Unrecognized tax benefits	1,831	1,215	174
Tax impact for change in fair value of warrants	5,243	(3,024)	1,596
Change in valuation allowance	297	1,429	1,435
Non-deductible transaction costs	—	—	1,078
Research and development credits	(1,032)	(517)	(125)
Tax receivable agreement imputed interest	(3,641)	—	—
Other	(593)	(1,002)	(46)
Total income tax provision	$29,982	$34,633	$26,452

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2023	2022
Deferred tax assets:
Accrued expenses and other	$12,649	$6,255
Allowance for credit losses	7,894	9,108
Net operating loss carryforward	16,489	16,476
Interest expense limitation carryforward	5,656	5,108
Federal and state income tax credits	4,446	4,965
ASC 842 operating lease liabilities	10,005	10,986
R&D Section 174 capitalization	9,235	3,248
Stock compensation	2,655	1,995
Tax receivable agreement imputed interest	3,641	—
Transaction costs	305	458
Other	1,252	2,026
Gross deferred tax assets	74,227	60,625
Valuation allowance	(7,011)	(5,263)
Deferred tax assets, net of valuation allowance	67,216	55,362
Deferred tax liabilities:
Intangible assets and transaction costs	(31,663)	(42,206)
Property and equipment	(13,719)	(15,265)
Financing costs	(1,206)	(2,392)
Prepaid assets	(2,255)	(2,269)
ASC 842 operating lease assets	(9,255)	(10,403)
Gross deferred tax liabilities	(58,098)	(72,535)
Total deferred tax assets (liabilities), net	$9,118	$(17,173)

As of December 31, 2023 and 2022, the Company presented $27.5 million and $4.0 million, respectively, of deferred tax assets, net, to reflect U.S. entity deferred taxes within other non-current assets in the Company's consolidated balance sheets.

As of December 31, 2023, the Company has provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. The amount of the unrecognized deferred tax liability related to these temporary differences is approximately $0.8 million.

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

The Company performed an analysis of the reversal of the deferred tax assets and considered the overall business environment, historical earnings, the outlook for future years and the impact of limitations on the use of acquired tax attributes due to an ownership change under IRC section 382. The Company determined that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized as of the years ended December 31, 2023 and 2022, and as such provided a valuation allowance of $7.0 million and $5.3 million, respectively. The valuation allowance could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

The net operating loss carryforwards represent $118.0 million and $124.4 million of federal, state and foreign net operating losses at December 31, 2023 and 2022, respectively. The federal net operating loss carryforward at December 31, 2023 consists of $17.7 million of losses that were generated after 2017 with no expiration date. The Company also has certain tax credits of $4.2 million and $5.6 million at December 31, 2023 and 2022, respectively, which if unused will begin to expire in 2025.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2023	2022
Balance at the beginning of the year	$10,675	$2,878
Increases/(decreases) related to current year tax positions	5,401	8,076
Increases/(decreases) related to prior year tax positions	592	(132)
Expiration due to statute of limitations	(511)	(147)
Balance at the end of the year	$16,157	$10,675

Included in the balance of unrecognized tax benefits as of December 31, 2023 were $8.7 million of tax benefits that, if recognized, would impact the effective tax rate. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized $0.7 million for fiscal year 2023 and $0.5 million for fiscal year 2022 in interest and penalties. The Company had accrued interest and penalties of $1.2 million and $0.5 million at December 31, 2023 and 2022, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various jurisdictions. The Company files U.S. federal and various foreign income tax returns which are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they are filed. The Company’s state income tax returns are generally no longer subject to income tax examination by tax authorities prior to 2019; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by various state tax jurisdictions for the years 2018 through 2020; however, no material adjustments are anticipated. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.
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

Warrants

As of December 31, 2022, there were 19,999,967 warrants outstanding to acquire shares of the Company’s Class A Common Stock, including (i) 6,666,666 Private Placement Warrants and (ii) the remaining Public Warrants. The Warrants had a five-year term and expired in October 2023, unless they were redeemed or exercised prior to expiration. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

During the fiscal year ended December 31, 2023, the Company processed the exercise of 19,999,333 Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds as of December 31, 2023. The remaining Warrant exercises were completed on a cashless basis. In addition, the Company redeemed 634 Public Warrants at a price of $0.01 per warrant, as the last sale price of the Class A Common Stock was equal to or exceeded $18.00 per share for 20 trading days within a 30 trading-day period before the Company sent the notice of redemption to the Warrant holders.

For details on the Private Placement Warrants liabilities as a result of the Warrant exercises and the changes in fair value of the liabilities recorded in the consolidated statements of operations, refer to the respective section within Note 2, Significant Accounting Policies.

Share Repurchases and Retirement - 2023

In November 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during the third quarter of fiscal year 2023, which it subsequently retired. On September 5, 2023, the Company used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, the Company received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. The Company accounted for the ASR as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contract, therefore, it did not account for it as a derivative instrument.

The Company paid a total of $100.0 million for share repurchases during the year ended December 31, 2023, and accounted for the transactions by deducting the par value from common stock, reducing $15.2 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $84.8 million.

On October 30, 2023, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. The level at which the Company repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. The Company has not yet repurchased shares under this repurchase program.

Share Repurchases and Retirement - 2022

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

The Company paid a total of $125.0 million for shares repurchases and $0.1 million for direct costs during fiscal year 2022 and accounted for the transactions by deducting the par value from the common stock, reducing $15.9 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $109.1 million.

13.
Equity Incentive Plan

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan which provides for a variety of stock-based awards including restricted stock units (“RSUs”), performance share units (“PSUs”) and non-qualified stock options to employees and non-employee directors. In May 2023, the stockholders approved the Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), which, among other things, increased the maximum number of shares available for awards by 5,000,000 shares. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 15,864,000 as of December 31, 2023, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2023, the Company had an aggregate of 7,110,881 shares of common stock available for future grants under the 2018 Plan.

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

The Company grants PSUs to senior executives which consist of a right to receive shares generally at the end of a three-year period (or ratably over three years for certain grants). PSUs are issued upon continued service along with the relative satisfaction of a market condition that generally measures either the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period or to the Company's absolute total stockholder return. The level at which the performance condition is attained upon the completion of the performance period determines the actual number of shares of the Class A Common Stock into which the PSUs will be converted. The conversion percentage ranges from 0% up to 150% of the target level.

The following table summarizes the activity of the Company’s RSUs and PSUs:

	RSUs		PSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	2,203	$10.64	106	$13.88
Granted	736	$14.12	154	$16.28
Vested	(1,018)	$10.41	—	$—
Forfeited	(229)	$13.40	(31)	$16.97
Balance at December 31, 2021	1,692	$11.92	229	$15.07
Granted	1,093	$14.09	179	$15.58
Vested	(1,030)	$11.10	—	$—
Forfeited	(260)	$13.39	(94)	$15.17
Balance at December 31, 2022	1,495	$13.82	314	$15.33
Granted	1,452	$18.16	1,970	$11.42
Vested	(523)	$13.77	(101)	$13.88
Forfeited	(358)	$16.18	(85)	$11.64
Balance at December 31, 2023	2,066	$16.49	2,098	$11.88

The fair value of RSUs vested during fiscal years 2023, 2022 and 2021 was $7.2 million, $11.4 million and $10.6 million, respectively. The fair value of PSUs vested during fiscal year 2023 was $1.4 million. There were no PSU awards that vested during fiscal years 2022 or 2021. As of December 31, 2023, the Company had $25.5 million and $18.9 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted average period of 2.6 years and 3.1 years, respectively.

Stock Options

Stock options granted vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates, with a contractual term of ten years. The following table summarizes the activity of the Company’s stock options:

	Stock Options Outstanding
	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Balance at December 31, 2020	614	$12.56
Granted	731	$13.95
Exercised	(12)	$12.62		$36
Forfeited	(170)	$14.29
Balance at December 31, 2021	1,163	$13.18	8.7 years	$2,636
Granted	846	$13.97
Exercised	(103)	$12.98		$348
Forfeited	(329)	$13.59
Balance at December 31, 2022	1,577	$13.53	8.5 years	$619
Granted	25	$17.75
Exercised	(451)	$13.08		$2,671
Forfeited	(91)	$13.89
Balance at December 31, 2023	1,060	$13.78	7.7 years	$9,798

Exercisable at December 31, 2023	260	$13.55	7.4 years	$2,465

The weighted average fair value of options granted in fiscal years 2021, 2022 and 2023 was $6.47, $6.66 and $8.08 per share, respectively. The Company received approximately $0.2 million, $1.3 million and $5.9 million related to stock options exercised during fiscal years 2021, 2022 and 2023, respectively. As of December 31, 2023, the Company had $3.4 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 1.8 years.

The following details the components of stock-based compensation for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Operating expenses	$2,488	$1,130	$815
Selling, general and administrative expenses	14,988	15,533	12,969
Total stock-based compensation expense	$17,476	$16,663	$13,784

Tax benefits attributable to stock-based compensation represented approximately $3.3 million, $4.6 million and $4.6 million, before limitations under section 162(m) of the Internal Revenue Code, during the years ended December 31, 2023, 2022 and 2021, respectively.

14.
Employee Benefit Plan

The Company has a 401(k) plan that covers U.S. employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $3.9 million, $2.5 million and $1.9 million during the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

The Company also makes superannuation contributions for eligible non-U.S. based employees in accordance with the employer contribution rate set by the applicable country. The expense related to these contributions was $1.9 million, $1.7 million and $1.1 million during the fiscal years ended December 31, 2023, 2022 and 2021, respectively.

15.
Other Transactions

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

At December 31, 2023, the Tax Receivable Agreement liability was approximately $53.5 million of which $5.1 million was the current portion and $48.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the consolidated balance sheets. During the fourth quarter, the Company made a tax settlement payment for $5.6 million recorded in other income, net related to a previous acquisition which was partially offset by a $5.0 million reduction to the liability per the terms of the Tax Receivable Agreement.

The Company recorded a gain of approximately $3.1 million in fiscal year 2023 as a result of tax settlement adjustments related to a previous acquisition. The Company recorded a gain of $0.7 million in fiscal year 2022 as a result of lower estimated state tax rates due to changes in apportionment.

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

On April 26, 2019, January 27, 2020, June 14, 2023, and July 26, 2023, the Triggering Events for the issuance of the first, second, third and fourth tranches of Earn-Out Shares occurred, as the volume weighted average closing sale price per share of the Company’s Class A Common Stock as of each date had been greater than $13.00, $15.50, $18.00, and $20.50, respectively, for 10 out of 20 consecutive trading days. These Triggering Events resulted in the issuance of an aggregate 10,000,000 shares of the Company’s Class A Common Stock to the Platinum Stockholder and an aggregate increase in the Company’s common stock and additional paid-in capital accounts of $73.15 million, with a corresponding decrease to the common stock contingent consideration account. At December 31, 2023, there are no shares that remain contingently issuable under the Earn-Out agreement.

16.
Commitments and Contingencies

The Company had $1.9 million of bank guarantees at December 31, 2023 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2023 were $18.0 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months and approximately $2.2 million is expected to be incurred subsequent to December 31, 2024.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. Other than the PlusPass matter discussed below, the Company has determined that resolution of the remaining pending matters is not probable to have a material adverse impact on its consolidated results of operations, cash flows, or financial position.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. Merits discovery in the trial court is underway. Trial is expected to occur in mid- to late 2025. Based on the information available to the Company at present, the Company is unable to estimate a reasonably possible range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

PlusPass Inc. (“PlusPass”) v. Verra Mobility Corporation, et al. is a lawsuit filed in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC and ATS Processing Services, Inc., in November 2020. In February 2024, Verra Mobility and PlusPass entered into a confidential business arrangement pursuant to which Verra Mobility (i) acquired certain assets from PlusPass and (ii) fully and finally resolved all litigation and disputes between the parties. Verra Mobility accrued $31.5 million for this matter at December 31, 2023, which is presented within selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023.

17.
Segment Reporting

The Company has three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to commercial fleet vehicle owners, rental car companies and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. Parking Solutions provides an integrated suite of parking software, transaction processing and hardware solutions to its customers. The Company’s Chief Operating Decision Maker function (“CODM”) is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

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

During fiscal year 2022, the Company changed its measure of segment profit to include loss on disposal of assets, net, and to exclude transaction and transformation expenses that were previously included within the selling, general and administrative expenses and other income line items below. The comparable prior period has been recast to conform to the revised presentation although the impact of this revision to previously reported segment profit was not material.

The following tables set forth financial information by segment for the fiscal years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$372,786	$344,034	$66,775	$—	$783,595
Product sales	—	14,385	19,330	—	33,715
Total revenue	372,786	358,419	86,105	—	817,310
Cost of service revenue, excluding depreciation and amortization	2,362	2,252	13,618	—	18,232
Cost of product sales	—	9,751	15,480	—	25,231
Operating expenses	83,828	168,736	18,236	—	270,800
Selling, general and administrative expenses	61,607	62,597	23,988	—	148,192
Loss on disposal of assets, net	—	128	—	—	128
Other (income) expense, net	(17,176)	488	(87)	—	(16,775)
Segment profit	$242,165	$114,467	$14,870	$—	$371,502
Segment profit	$242,165	$114,467	$14,870	$—	$371,502
Depreciation and amortization	—	—	—	113,067	113,067
Transaction and other related expenses	—	—	—	629	629
Transformation expenses	—	—	—	3,241	3,241
Legal settlement	—	—	—	31,500	31,500
Tax settlement payment related to a prior acquisition	—	—	—	5,652	5,652
Change in fair value of private placement warrants	—	—	—	24,966	24,966
Tax receivable agreement liability adjustment	—	—	—	(3,077)	(3,077)
Loss on interest rate swap	—	—	—	817	817
Stock-based compensation	—	—	—	17,476	17,476
Loss on extinguishment of debt	—	—	—	3,533	3,533
Interest expense, net	—	—	—	86,701	86,701
Income before income taxes	$242,165	$114,467	$14,870	$(284,505)	$86,997

	For the Year Ended December 31, 2022
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$325,971	$307,639	$61,608	$—	$695,218
Product sales	—	29,028	17,352	—	46,380
Total revenue	325,971	336,667	78,960	—	741,598
Cost of service revenue, excluding depreciation and amortization	2,869	2,016	11,445	—	16,330
Cost of product sales	—	17,436	13,496	—	30,932
Operating expenses	72,328	139,961	12,905	—	225,194
Selling, general and administrative expenses	56,105	61,235	27,104	—	144,444
Loss on disposal of assets, net	522	931	37	—	1,490
Other income, net	(14,387)	(679)	(266)	—	(15,332)
Segment profit	$208,534	$115,767	$14,239	$—	$338,540
Segment profit	$208,534	$115,767	$14,239	$—	$338,540
Depreciation and amortization	—	—	—	138,684	138,684
Transaction and other related expenses	—	—	—	3,381	3,381
Transformation expenses	—	—	—	1,113	1,113
Change in fair value of private placement warrants	—	—	—	(14,400)	(14,400)
Tax receivable agreement liability adjustment	—	—	—	(720)	(720)
Gain on interest rate swap	—	—	—	(996)	(996)
Stock-based compensation	—	—	—	16,663	16,663
Impairment on a privately-held equity investment	—	1,340	—	—	1,340
Gain on extinguishment of debt	—	—	—	(3,005)	(3,005)
Interest expense, net	—	—	—	69,372	69,372
Income before income taxes	$208,534	$114,427	$14,239	$(210,092)	$127,108

	For the Year Ended December 31, 2021
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$260,899	$227,992	$3,955	$—	$492,846
Product sales	—	55,163	2,581	—	57,744
Total revenue	260,899	283,155	6,536	—	550,590
Cost of service revenue, excluding depreciation and amortization	3,183	1,500	654	—	5,337
Cost of product sales	—	28,381	1,428	—	29,809
Operating expenses	65,718	96,284	553	—	162,555
Selling, general and administrative expenses	42,386	51,052	1,361	—	94,799
Loss on disposal of assets, net	—	48	—	—	48
Other income, net	(10,837)	(2,040)	(18)	—	(12,895)
Segment profit	$160,449	$107,930	$2,558	$—	$270,937
Segment profit	$160,449	$107,930	$2,558	$—	$270,937
Depreciation and amortization	—	—	—	116,753	116,753
Transaction and other related expenses	—	—	—	13,952	13,952
Transformation expenses	—	—	—	1,687	1,687
Change in fair value of private placement warrants	—	—	—	7,600	7,600
Tax receivable agreement liability adjustment	—	—	—	(1,016)	(1,016)
Stock-based compensation	—	—	—	13,784	13,784
Loss on extinguishment of debt	—	—	—	5,334	5,334
Interest expense, net	—	—	—	44,942	44,942
Income before income taxes	$160,449	$107,930	$2,558	$(203,036)	$67,901

The table below details the following assets by reportable segment as of the respective period-ends:

($ in thousands)	December 31, 2023	December 31, 2022
Property and equipment, net
Commercials Services	$9,547	$7,993
Government Solutions	98,611	92,600
Parking Solutions	13,281	8,942
Corporate and other	1,809	240
Total property and equipment, net	$123,248	$109,775
Total assets
Commercials Services	$721,192	$758,649
Government Solutions	523,687	534,931
Parking Solutions	404,267	408,230
Corporate and other	140,837	54,459
Total assets	$1,789,983	$1,756,269

In addition, refer to Note 5, Goodwill and Intangible Assets for goodwill balances by segment.

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $33.7 million, $46.4 million and $57.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Property and equipment, net located in foreign countries was $19.3 million as of December 31, 2023, of which Canada represented $11.7 million and Australia represented $4.2 million. Property and equipment, net located in foreign countries was $17.3 million as of December 31, 2022, of which Canada represented $8.9 million and Australia represented $6.0 million.

The following table details the revenues from international operations for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2023	2022	2021
Australia	$45,879	$34,356	$13,948
Canada	30,826	32,413	6,874
United Kingdom	23,794	24,017	16,346
All other	3,071	3,532	2,809
Total international revenues	$103,570	$94,318	$39,977

18. Subsequent Events

Third Amendment to 2021 Term Loan

As discussed in the Current Report on 8-K filed with the SEC on February 8, 2024, the Company amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan (the “Third Amendment”) in February 2024 and incurred new Term B-2 Loans (the “New Term Loans”) in the aggregate principal amount of $704.6 million. The proceeds from the New Term Loans were used in their entirety to prepay in full the then outstanding principal amount of the existing term loan under the 2021 Term Loan agreement. In connection with the Third Amendment, the interest rate on the approximately $704.6 million outstanding balance of the New Term Loans was reduced by 50 basis points to SOFR + 2.75% from SOFR + 3.25% with the SOFR floor unchanged at 0.00%. In addition, the credit spread adjustment, which was priced at 0.115% was also eliminated, resulting in a total savings of 61.5 basis points. The New Term Loans will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the New Term Loans or any amendment to the New Term Loans that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Amendment. The maturity date for the 2021 Term Loan agreement remains March 24, 2028, and no changes were made to the financial covenants or other debt repayment terms.

PlusPass Business Arrangement

On February 8, 2024, the Company and PlusPass entered into a confidential business arrangement (pursuant to which the Company will pay PlusPass $31.5 million to (i) acquire certain assets from PlusPass and (ii) fully and finally resolve the previously disclosed litigation in the United States District Court, Central District of California. Prior developments in the PlusPass litigation are discussed in the Legal Proceedings section of this Annual Report and in the Company’s previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, due to the material weakness described below, management concluded that our system of internal control over financial reporting was not effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2023, which report appears herein.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Material Weakness

We identified a material weakness in the design and operation of our internal controls over financial reporting in the Control Activities component of the COSO framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, we identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override over the preparation and review of manual journal entries and certain manual revenue invoices.

While this deficiency did not result in any material misstatements of our consolidated interim or annual financial statements, it does represent a material weakness in our internal control over financial reporting.

Remediation Efforts to Address the Material Weakness

We are committed to maintaining a strong internal control environment and will make remediation efforts to improve our internal controls as follows:

1. Comprehensive Assessment: We have initiated a comprehensive assessment of our internal controls framework to precisely identify the gaps and weaknesses in our inherent system limitations, segregation of duties, and detective business process controls.

2. Enhancing Segregation of Duties: We are revising our internal processes to ensure a clear and effective segregation of duties within our accounting and financial reporting functions. This will help prevent errors and fraud, thereby enhancing the integrity of our financial statements. To aid in this process, we are implementing a new software solution that will create system-enforced segregation of duties in our accounting close process.

3. Implementing Compensating Controls: In the interim, we are developing and implementing new compensating controls designed to mitigate the identified risks until the system limitations and segregation of duties issues can be fully remediated.

4. Employee Training and Awareness: The effectiveness of controls is also dependent on the individuals responsible for their operation, and we are investing in comprehensive training programs. These programs will enhance awareness and understanding of internal controls and segregation of duties best practices among our employees.

Commitment to Transparency and Integrity

We are committed to upholding the highest standards of transparency, integrity, and accountability. We understand the importance of reliable financial reporting to our stakeholders and are dedicated to restoring and maintaining your confidence in our financial processes and controls.

Notwithstanding the material weakness, management has concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Changes in Internal Control over Financing Reporting

For the quarter ended December 31, 2023, except for the identified material weakness, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Subsequent to December 31, 2023 and in connection with the identification of the material weakness discussed above, we are taking the remediation steps outlined herein to improve our internal control over financial reporting.

Item 9B. Other Information

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

During the three months ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2024 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2024 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2024 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2024 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2024 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2023.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	Nov. 9, 2023

4.1	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.					X

4.2	Indenture, dated as of March 26, 2021, by and among VM Consolidated, Inc., the Guarantors party thereto and Wilmington Trust, National Association as Trustee.	8-K	001-37979	4.1	Mar. 29, 2021

4.3	Form of 5.5% Senior Note Due 2029 (included in E9.	8-K	001-37979	4.2	Mar. 29, 2021

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

10.2	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018

10.3	Amendment No. 1 to Revolving Credit Agreement, dated as of July 24, 2018, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and	8-K	001-37979	10.7	Oct. 22, 2018

	Bank of America, N.A. as Administrative Agent and Collateral Agent.

10.4	Amendment No. 2 to Revolving Credit Agreement, dated as of October 29, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	10-K	001-37979	10.7	April 22, 2022

10.5	Amendment No. 3 to Revolving Credit Agreement, dated as of December 20, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 20, 2021

10.6	Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Mar. 29, 2021

10.7	Amendment No. 1 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 7, 2021

10.8

Amendment No. 2 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.

						X

10.9	Amendment No. 3 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Feb. 8, 2024

10.10#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.	10-Q	001-37979	10.3	May 17, 2021

10.11#	Executive Employment Agreement by and between VM Consolidated, Inc. and Steven Lalla, dated as of January 31, 2021.	10-K	001-37979	10.15	Mar. 1, 2021

10.12#	Executive Employment Agreement by and between VM Consolidated, Inc. and Craig Conti, dated as of January 29, 2022.	10-K	001-37979	10.15	April 22, 2022

10.13#	Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.	8-K	001-37979	10.1	May 24, 2023

10.14#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.15#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

10.16#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019

10.17#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020

10.18#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020

10.19#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020

10.20#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020

10.21#	Amended and Restated Verra Mobility Corporation Short-Term Incentive Plan.	8-K	001-37979	10.1	April 28, 2022

10.22#	Verra Mobility Corporation Non-Employee Director Compensation Policy.	10-K	001-37979	10.26	March 1, 2023

10.23#	Form of Notice of Grant of Performance Share Units and Award Agreement under the Verra mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	June 1, 2022

10.24#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Baldwin, dated as of January 16, 2022.	10-K	001-37979	10.30	March 1, 2023

10.25#	Amended and Restated Executive Employment Agreement by and between VM Consolidated, Inc. and Adam Blake, dated as of October 20, 2021.	10-K	001-37979	10.31	March 1, 2023

10.26#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Keyser, dated as of November 8, 2022.	10-K	001-37979	10.32	March 1, 2023

10.27#	Form of Notice of Grant of Restricted Stock Units (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	Feb. 17, 2023

10.28#	Form of Notice of Grant of Restricted Stock Units (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.2	Feb. 17, 2023

10.29#	Form of Notice of Grant of Stock Option (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.3	Feb. 17, 2023

10.30#	Form of Notice of Grant of Stock Option (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.4	Feb. 17, 2023

10.31#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.5	Feb. 17, 2023

10.32#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.6	Feb. 17, 2023

10.33#	Form of Special Grant Notice of Grant of Performance Share Units and Award Agreement.	8-K	001-37979	10.1	Aug. 15, 2023

10.34#	Verra Mobility Corporation Second Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.7	Feb. 17, 2023

16.1	Ernst & Young LLP Consent Letter.	8-K	001-37979	16.1	Aug. 28, 2023

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature pages herein).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Verra Mobility Corporation Amended and Restated Compensation Clawback Policy.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

VERRA MOBILITY CORPORATION

Date: February 29, 2024	By:	/s/ David Roberts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	February 29, 2024
David Roberts	(Principal Executive Officer)

/s/ Craig Conti	Chief Financial Officer	February 29, 2024
Craig Conti	(Principal Financial and Accounting Officer)

/s/ Patrick Byrne	Director	February 29, 2024
Patrick Byrne

/s/ Douglas Davis	Director	February 29, 2024
Douglas Davis

/s/ Michael Huerta	Director	February 29, 2024
Michael Huerta

/s/ Raj Ratnakar	Director	February 29, 2024
Raj Ratnakar

/s/ John Rexford	Director	February 29, 2024
John Rexford

/s/ Cynthia Russo	Director	February 29, 2024
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021

	Beginning	Charged/Credited to	Charged to Other	Charges Utilized/	Ending
($ in thousands)	Balance	Net Income	Account	Write-offs	Balance
Allowance for Credit Losses
Year Ended December 31, 2023	$15,907	$9,054	$—	$(6,448)	$18,513
Year Ended December 31, 2022	12,138	14,481	—	(10,712)	15,907
Year Ended December 31, 2021	11,471	9,588	—	(8,921)	12,138

Tax Valuation Allowance
Year Ended December 31, 2023	$5,263	$297	$1,451	$—	$7,011
Year Ended December 31, 2022	3,785	2,438	63	(1,023)	5,263
Year Ended December 31, 2021	3,422	363	—	—	3,785