Form 10-Q
period 2024-03-31
VERRA MOBILITY Corp
filed 2024-05-02
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 166,524,776 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of federal securities laws. All statements contained in this Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), which highlight, among other risks:

•
customer concentration in our Commercial Services and Government Solutions segments;
•
risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits and investigations;
•
decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, parking solutions or the use of tolling;
•
our ability to successfully implement our acquisition strategy or integrate acquisitions;
•
failure in or breaches of our networks or systems, including as a result of cyber-attacks;
•
risks and uncertainties related to our international operations;
•
our failure to acquire necessary intellectual property or adequately protect our intellectual property;
•
our ability to manage our substantial level of indebtedness; and
•
our reliance on specialized third-party providers.

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Report represent our views as of the date hereof. We undertake no obligation to update any of these forward-looking statements for any reason or to conform these statements to actual results or revised expectations.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, verramobility.com, under the heading “Investors” immediately after they are filed with, or furnished to, the SEC. We use our investor relations website, ir.verramobility.com, as a means of disclosing information, which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Report or any other report or document we file with the SEC. Any reference to our website in this Report is intended to be an inactive textual reference only.

Unless the context indicates otherwise, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” as used in this Report refer to Verra Mobility Corporation, a Delaware corporation, and its subsidiaries taken as a whole.

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$149,520	$136,309
Restricted cash	3,708	3,413
Accounts receivable (net of allowance for credit losses of $20.6 million and $18.5 million at March 31, 2024 and December 31, 2023, respectively)	181,961	197,824
Unbilled receivables	43,323	37,065
Inventory	17,298	17,966
Prepaid expenses and other current assets	42,772	46,961
Total current assets	438,582	439,538
Installation and service parts, net	21,844	22,895
Property and equipment, net	126,975	123,248
Operating lease assets	31,599	33,523
Intangible assets, net	283,412	301,025
Goodwill	834,591	835,835
Other non-current assets	32,855	33,919
Total assets	$1,769,858	$1,789,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,573	$78,749
Deferred revenue	24,707	28,788
Accrued liabilities	54,067	93,119
Tax receivable agreement liability, current portion	5,098	5,098
Current portion of long-term debt	—	9,019
Total current liabilities	159,445	214,773
Long-term debt, net of current portion	1,037,700	1,029,113
Operating lease liabilities, net of current portion	27,702	29,124
Tax receivable agreement liability, net of current portion	48,369	48,369
Asset retirement obligations	14,980	14,580
Deferred tax liabilities, net	17,536	18,360
Other long-term liabilities	15,131	14,197
Total liabilities	1,320,863	1,368,516
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 166,516 and 166,555 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	17	17
Additional paid-in capital	557,363	557,513
Accumulated deficit	(94,949)	(125,887)
Accumulated other comprehensive loss	(13,436)	(10,176)
Total stockholders' equity	448,995	421,467
Total liabilities and stockholders' equity	$1,769,858	$1,789,983

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Service revenue	$202,721	$184,698
Product sales	7,009	7,205
Total revenue	209,730	191,903
Cost of service revenue, excluding depreciation and amortization	4,305	4,230
Cost of product sales	5,286	5,383
Operating expenses	70,640	61,843
Selling, general and administrative expenses	48,171	40,013
Depreciation, amortization and (gain) loss on disposal of assets, net	26,975	30,333
Total costs and expenses	155,377	141,802
Income from operations	54,353	50,101
Interest expense, net	19,635	22,687
Change in fair value of private placement warrants	—	14,601
(Gain) loss on interest rate swap	(396)	2,798
Loss on extinguishment of debt	595	1,349
Other income, net	(4,453)	(3,756)
Total other expenses	15,381	37,679
Income before income taxes	38,972	12,422
Income tax provision	9,823	7,845
Net income	$29,149	$4,577
Other comprehensive loss:
Change in foreign currency translation adjustment	(3,260)	(90)
Total comprehensive income	$25,889	$4,487
Net income per share:
Basic	$0.18	$0.03
Diluted	$0.17	$0.03
Weighted average shares outstanding:
Basic	166,241	149,165
Diluted	168,726	153,129

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2024
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	166,555	$17	$—	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	—	29,149	—	29,149
Share repurchases and retirement	(534)	—	—	(1,789)	1,789	—	—
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	445	—	—	—	—	—	—
Exercise of stock options	50	—	—	689	—	—	689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(4,608)	—	—	(4,608)
Stock-based compensation	—	—	—	5,558	—	—	5,558
Other comprehensive loss, net of tax	—	—	—	—	—	(3,260)	(3,260)
Balance as of March 31, 2024	166,516	$17	$—	$557,363	$(94,949)	$(13,436)	$448,995

For the Three Months Ended March 31, 2023

Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	4,577	—	4,577
Vesting of RSUs and PSUs	313	—	—	—	—	—	—
Exercise of stock options	53	—	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(2,526)	—	—	(2,526)
Exercise of warrants	633	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,378	—	—	3,378
Other comprehensive loss, net of tax	—	—	—	—	—	(90)	(90)
Balance as of March 31, 2023	149,961	$15	$36,575	$306,974	$(93,501)	$(12,955)	$237,108

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$29,149	$4,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,886	30,309
Amortization of deferred financing costs and discounts	1,361	1,277
Change in fair value of private placement warrants	—	14,601
(Gain) loss on interest rate swap	(102)	1,552
Loss on extinguishment of debt	595	1,349
Credit loss expense	5,247	1,697
Deferred income taxes	696	(2,249)
Stock-based compensation	5,558	3,378
Other	319	8
Changes in operating assets and liabilities:
Accounts receivable	10,223	(16,222)
Unbilled receivables	(6,501)	(3,464)
Inventory	479	180
Prepaid expenses and other assets	5,565	6,232
Deferred revenue	(3,831)	95
Accounts payable and other current liabilities	(40,783)	(4,291)
Other liabilities	(529)	6,188
Net cash provided by operating activities	34,332	45,217
Cash Flows from Investing Activities:
Cash received (payments) for interest rate swap	294	(1,246)
Purchases of installation and service parts and property and equipment	(14,279)	(18,372)
Cash proceeds from the sale of assets	48	34
Net cash used in investing activities	(13,937)	(19,584)
Cash Flows from Financing Activities:
Repayment of long-term debt	(2,255)	(64,755)
Payment of debt issuance costs	(107)	(44)
Proceeds from the exercise of stock options	689	699
Payment of employee tax withholding related to RSUs and PSUs vesting	(4,608)	(2,526)
Net cash used in financing activities	(6,281)	(66,626)
Effect of exchange rate changes on cash and cash equivalents	(608)	(305)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,506	(41,298)
Cash, cash equivalents and restricted cash - beginning of period	139,722	109,115
Cash, cash equivalents and restricted cash - end of period	$153,228	$67,817

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$149,520	$64,267
Restricted cash	3,708	3,550
Total cash, cash equivalents, and restricted cash	$153,228	$67,817

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Interest paid	$14,973	$17,064
Income taxes paid, net of refunds	3,690	2,631
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	3,915	5,179

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

The Commercial Services segment offers automated toll and violations management and title and registration solutions to rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”) and other large fleet owners in North America. Through its established relationships with individual tolling authorities throughout the United States, the segment provides an automated and outsourced administrative solution for its customers while also providing a value-added convenience for vehicle drivers and benefits to tolling and issuing authorities. The toll and violations management solutions help ensure timely payment of tolls and violations incurred by the customers’ vehicles and perform timely transfers of liability on the customers’ behalf, and driver billing and collections, as applicable. It also manages regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet and FMC customers—to ensure that the transponders (and corresponding toll transactions) are associated with the correct vehicle. In Europe, the Commercial Services segment provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U.

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

The Parking Solutions segment offers an integrated suite of parking software, transaction processing and hardware solutions to its customers, which include universities, municipalities, healthcare facilities and commercial parking operators. This segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking and citation services. It also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. There have been no material changes in the Company's significant accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended March 31,
	2024	2023
City of New York Department of Transportation	16.6%	17.8%

The City of New York Department of Transportation (“NYCDOT”) represented 14% and 18% of total accounts receivable, net as of March 31, 2024 and December 31, 2023, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended March 31,
	2024	2023
Hertz Corporation	11.8%	11.2%
Avis Budget Group, Inc.	13.1%	12.7%
Enterprise Mobility	11.5%	10.1%

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the three months ended March 31, 2024 and 2023, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2024	$13,726	$1,935	$2,426	$426	$18,513
Credit loss expense (income)	5,077	145	106	(81)	5,247
Write-offs, net of recoveries	(2,776)	(398)	(2)	(9)	(3,185)
Balance at March 31, 2024	$16,027	$1,682	$2,530	$336	$20,575

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2023	$9,600	$1,577	$4,573	$157	$15,907
Credit loss expense (income)	3,033	(467)	(839)	(30)	1,697
Write-offs, net of recoveries	(972)	5	—	(168)	(1,135)
Balance at March 31, 2023	$11,661	$1,115	$3,734	$(41)	$16,469

(1)
Driver-billed consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $11.7 million and $13.1 million of deferred revenue in the Government Solutions segment as of March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $3.0 million and $1.5 million, respectively, of revenue excluding exchange rate impact related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively. The Company had approximately $17.6 million and $19.7 million of deferred revenue in the Parking Solutions segment as of March 31, 2024 and December 31, 2023, respectively. The Company recognized $8.6 million and $8.7 million of revenue during the three months ended March 31, 2024 and 2023, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022.

Transaction price allocated to the remaining performance obligations includes deferred revenue above and unbilled amounts that are expected to be recognized as revenue in future periods. As of March 31, 2024, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $310.5 million, of which $179.7 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate, “SOFR”) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate of 5.17% and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675.0 million. The Company has the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash payments are recorded in the condensed consolidated statements of operations within the (gain) loss on interest rate swap line item.

The Company recorded a $0.4 million gain during the three months ended March 31, 2024, of which $0.1 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, and $0.3 million of monthly cash proceeds received. The Company recorded a $2.8 million loss during the three months ended March 31, 2023, of which approximately $1.6 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $1.2 million relates to the monthly cash payments made. The effect of remeasurement to fair value is recorded within the operating activities section and the monthly cash proceeds received or payments made are recorded within the investing activities section in the condensed consolidated statements of cash flows. See Note 7, Fair Value of Financial Instruments, for further discussion on the fair value measurement of the interest rate swap, and Note 6, Long-term Debt, for additional information on the Company's mix of fixed and variable debt.

Recent Accounting Pronouncements

Accounting Standard Adopted

On June 30, 2022, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The Company adopted this standard as of January 1, 2024. The adoption of this standard did not have an impact on the Company's financial statements or disclosures.

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU intends to enhance disclosure related to significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”), amounts presented as “other” within segment profit (loss), require that all annual disclosures are also reported for interim periods, further define the CODM and how they use segment profit (loss) to allocate resources, and require that entities with only a single reportable segment provide all required segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2024	December 31, 2023
Prepaid services	$11,114	$10,496
Prepaid tolls	7,512	9,174
Prepaid computer maintenance	7,334	6,775
Costs to fulfill a customer contract	5,501	5,852
Prepaid income taxes	4,851	9,830
Prepaid insurance	2,738	1,755
Deposits	2,405	2,322
Other	1,317	757
Total prepaid expenses and other current assets	$42,772	$46,961

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2023	$422,091	$214,602	$199,142	$835,835
Foreign currency translation adjustment	(691)	(553)	—	(1,244)
Balance at March 31, 2024	$421,400	$214,049	$199,142	$834,591

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2024			December 31, 2023
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks (a)	5.9 years	$4,740	$1,598	0.3 years	$36,190	$32,882
Patent	4.6 years	500	42	4.8 years	500	17
Non-compete agreements (a)		—	—	0.0 years	62,540	62,540
Customer relationships	4.3 years	558,713	303,372	4.5 years	558,801	288,065
Developed technology (a)	4.6 years	39,677	15,206	0.8 years	201,657	175,159
Gross carrying value of intangible assets		603,630	$320,218		859,688	$558,663
Less: accumulated amortization		(320,218)			(558,663)
Intangible assets, net		$283,412			$301,025

(a)
Certain fully amortized intangible assets were removed as of March 31, 2024 as compared to the amounts reported in the December 31, 2023 Annual Report on Form 10-K, resulting in an increase in the weighted average remaining useful lives compared to the prior year which relates to the remaining intangible assets that are being amortized.

Amortization expense was $16.7 million and $22.0 million for the three months ended March 31, 2024 and 2023, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2024	$50,237
2025	64,285
2026	57,316
2027	28,403
2028	22,474
Thereafter	60,697
Total	$283,412

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2024	December 31, 2023
Accrued salaries and wages	$14,518	$27,905
Accrued interest payable	9,366	4,594
Current deferred tax liabilities	7,593	7,574
Current portion of operating lease liabilities	6,665	7,133
Payroll liabilities	4,894	3,214
Restricted cash due to customers	3,148	2,835
Advanced deposits	2,964	2,308
Income taxes payable	1,869	1,780
Accrued legal settlement	—	31,500
Other	3,050	4,276
Total accrued liabilities	$54,067	$93,119

6. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	March 31, 2024	December 31, 2023
2021 Term Loan, due 2028	$702,332	$704,587
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(3,173)	(3,646)
Less: unamortized deferred financing costs	(11,459)	(12,809)
Total long-term debt	1,037,700	1,038,132
Less: current portion of long-term debt	—	(9,019)
Total long-term debt, net of current portion	$1,037,700	$1,029,113

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

In February 2024, VM Consolidated entered into a third amendment to the 2021 Term Loan (the “Third Amendment”) to refinance the 2021 Term Loan (the “Refinancing Transaction”). Pursuant to the Third Amendment, the interest rate was reduced by 0.50% to SOFR plus 2.75% from SOFR plus 3.25% with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated. In addition, the 2021 Term Loan no longer contains a provision for principal repayments which were previously required to be paid in quarterly installments. During the three months ended March 31, 2024, the Company made an early repayment of approximately $2.3 million on the 2021 Term Loan and as a result, the total principal outstanding was $702.3 million as of March 31, 2024.

The Company evaluated the Refinancing Transaction on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). The Company recorded a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transaction. The Company recorded a $1.3 million loss on extinguishment of debt during the three months ended March 31, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments of $62.5 million on the 2021 Term Loan.

The 2021 Term Loan now bears interest based at the Company’s option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of March 31, 2024, the interest rate on the 2021 Term Loan was 8.1%.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of March 31, 2024 or December 31, 2023. The availability to borrow was $74.6 million, net of $0.4 million of outstanding letters of credit at March 31, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.4 million of outstanding letters of credit as of March 31, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At March 31, 2024, the Company was compliant with all debt covenants.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $19.6 million and $22.7 million for the three months ended March 31, 2024 and 2023, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.2% and 7.7% at March 31, 2024 and December 31, 2023, respectively.

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

	Level in	March 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$691,220	$707,600	$691,821	$709,872
Senior Notes	2	346,480	337,750	346,311	335,125

The Company had issued Private Placement Warrants (as defined below) in connection with the initial public offering (“IPO”) to acquire shares of the Company's Class A Common Stock which had a five-year term and expired in October 2023. During fiscal year 2023, all Private Placement Warrants were exercised by the warrant holders. The following summarizes the change in fair value of Private Placement Warrant liabilities included in net income which consists of adjustments related to the Private Placement Warrants liabilities re-measured to fair value at the end of the reporting period:

($ in thousands)	Three Months Ended March 31, 2023
Beginning balance	$24,066
Change in fair value of private placement warrants	14,601
Ending balance	$38,667

The Company has an equity investment measured at cost with a carrying value of $1.9 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the three months ended March 31, 2024.

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

The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the respective periods:

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Prepaid expenses and other current assets
Beginning balance	$689	$—
Change in fair value of interest rate swap	152	—
Ending balance	$841	$—

Other non-current assets
Beginning balance	$627	$1,973
Change in fair value of interest rate swap	(50)	(1,116)
Ending balance	$577	$857

Accrued liabilities
Beginning balance	$—	$977
Change in fair value of interest rate swap	—	436
Ending balance	$—	$1,413

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net income	$29,149	$4,577
Denominator:
Weighted average shares - basic	166,241	149,165
Common stock equivalents	2,485	3,964
Weighted average shares - diluted	168,726	153,129
Net income per share - basic	$0.18	$0.03
Net income per share - diluted	$0.17	$0.03
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares	—	5,000
Private placement warrants	—	6,667
Non-qualified stock options	24	1,141
Performance share units	297	110
Restricted stock units	1	369
Total antidilutive shares excluded	322	13,287

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

The Company’s effective income tax rate was 25.2% and 63.2% for the three months ended March 31, 2024 and 2023, respectively. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year without a comparable impact in the current period.

10. Stockholders’ Equity

Warrants

As of March 31, 2023, there were 18,092,120 warrants outstanding to acquire shares of the Company’s Class A Common Stock, including warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) and the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

During the three months ended March 31, 2023, the Company processed the exercise of approximately 1.9 million Public Warrants on a cashless basis in exchange for 632,745 shares of Class A Common Stock.

Share Repurchases and Retirement

In November 2022, the Company's Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A Common Stock over an 18-month period in open market, accelerated share repurchase ("ASR") or privately negotiated transactions, each as permitted under applicable rules and regulations, any of which may use pre-arranged trading plans that are designed to meet the requirements of Rule 10b5-1 of the Exchange Act.

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during fiscal year 2023, which it subsequently retired. On September 5, 2023, the Company used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, the Company received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $1.8 million from additional paid-in capital calculated using an average share price, with an offset of $1.8 million to accumulated deficit on the condensed consolidated statements of stockholders' equity.

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

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Operating expenses	$1,066	$332
Selling, general and administrative expenses	4,492	3,046
Total stock-based compensation expense	$5,558	$3,378

12. Tax Receivable Agreement

In October 2018, the Company entered into a Tax Receivable Agreement (“TRA”) with PE Greenlight Holdings, LLC. On August 3, 2022, PE Greenlight Holdings, LLC sold and transferred to Lakeside Smart Holdco L.P (“Lakeside”), all of its rights, remaining interests and obligations as of that date under the TRA. The TRA provides for the payment to Lakeside of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) under the TRA. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the inception of the TRA.

At March 31, 2024, the TRA liability was approximately $53.5 million of which $5.1 million was the current portion and $48.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets.

13. Commitments and Contingencies

The Company had $1.8 million of bank guarantees at March 31, 2024 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at March 31, 2024 were $25.3 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months, and approximately $0.6 million is expected to be incurred subsequent to March 31, 2025.

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

PlusPass Inc. (“PlusPass”) v. Verra Mobility Corporation, et al. is a lawsuit filed in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC and ATS Processing Services, Inc., in November 2020. In February 2024, Verra Mobility and PlusPass entered into a confidential business arrangement pursuant to which Verra Mobility (i) acquired certain assets from PlusPass and (ii) fully and finally resolved all litigation and disputes between the parties. Verra Mobility accrued $31.5 million for this matter at December 31, 2023 which was presented within selling, general and administrative expenses on the consolidated statements of operations, and payment was made during the three months ended March 31, 2024.

14. Segment Reporting

The Company has three operating and reportable segments: Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to RACs, Direct Fleets, FMCs and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. Parking Solutions provides an integrated suite of parking software and hardware solutions to its customers. The Company’s CODM function is comprised of the Company’s CEO and certain defined representatives of the Company’s executive management team. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended March 31, 2024
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$95,889	$90,275	$16,557	$—	$202,721
Product sales	—	3,912	3,097	—	7,009
Total revenue	95,889	94,187	19,654	—	209,730
Cost of service revenue, excluding depreciation and amortization	471	559	3,275	—	4,305
Cost of product sales	—	2,579	2,707	—	5,286
Operating expenses	21,479	43,602	4,493	—	69,574
Selling, general and administrative expenses	17,497	18,228	6,426	—	42,151
Loss on disposal of assets, net	—	87	2	—	89
Other income, net	(4,370)	(50)	(33)	—	(4,453)
Segment profit	$60,812	$29,182	$2,784	$—	$92,778
Segment profit	$60,812	$29,182	$2,784	$—	$92,778
Depreciation and amortization	—	—	—	26,886	26,886
Transaction and other related expenses	—	—	—	1,528	1,528
Gain on interest rate swap	—	—	—	(396)	(396)
Loss on extinguishment of debt	—	—	—	595	595
Stock-based compensation	—	—	—	5,558	5,558
Interest expense, net	—	—	—	19,635	19,635
Income before income taxes	$60,812	$29,182	$2,784	$(53,806)	$38,972

	For the Three Months Ended March 31, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$85,639	$83,233	$15,826	$—	$184,698
Product sales	—	2,690	4,515	—	7,205
Total revenue	85,639	85,923	20,341	—	191,903
Cost of service revenue, excluding depreciation and amortization	483	511	3,236	—	4,230
Cost of product sales	—	1,714	3,669	—	5,383
Operating expenses	19,865	37,604	4,042	—	61,511
Selling, general and administrative expenses	15,452	14,640	6,548	—	36,640
Loss on disposal of assets, net	—	24	—	—	24
Other income, net	(3,717)	(35)	(4)	—	(3,756)
Segment profit	$53,556	$31,465	$2,850	$—	$87,871
Segment profit	$53,556	$31,465	$2,850	$—	$87,871
Depreciation and amortization	—	—	—	30,309	30,309
Transaction and other related expenses	—	—	—	268	268
Transformation expenses	—	—	—	59	59
Change in fair value of private placement warrants	—	—	—	14,601	14,601
Loss on interest rate swap	—	—	—	2,798	2,798
Loss on extinguishment of debt	—	—	—	1,349	1,349
Stock-based compensation	—	—	—	3,378	3,378
Interest expense, net	—	—	—	22,687	22,687
Income before income taxes	$53,556	$31,465	$2,850	$(75,449)	$12,422

The table below details the following assets by reportable segment as of the respective period-ends:

($ in thousands)	March 31, 2024	December 31, 2023
Property and equipment, net
Commercials Services	$9,722	$9,547
Government Solutions	101,938	98,611
Parking Solutions	13,548	13,281
Corporate and other	1,767	1,809
Total property and equipment, net	$126,975	$123,248
Total assets
Commercials Services	$714,191	$721,192
Government Solutions	486,754	523,687
Parking Solutions	397,897	404,267
Corporate and other	171,016	140,837
Total assets	$1,769,858	$1,789,983

In addition, refer to Note 4, Goodwill and Intangible Assets for goodwill balances by segment.

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $7.0 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Australia	$12,477	$9,701
Canada	8,064	7,221
United Kingdom	5,159	6,736
All other	667	688
Total international revenues	$26,367	$24,346

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our Annual Report, and our financial statements included in Part I, Item 1 “Financial Statements” of this Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Report entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term vision. During the periods presented, we:

•
Increased total revenue by $17.8 million, or 9%, from $191.9 million in the three months ended March 31, 2023 to $209.7 million in the same period in 2024. The increase was mainly due to service revenue resulting from increased travel volume in the Commercial Services segment and the growth from speed and red light programs in the Government Solutions segment.
•
Generated cash flows from operating activities of $34.3 million and $45.2 million for the three months ended March 31, 2024 and 2023, respectively. Our cash on hand was $149.5 million as of March 31, 2024.
•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, we refinanced our debt and reduced our interest rate by 50 basis points and made an early repayment of approximately $2.3 million on our 2021 Term Loan during the three months ended March 31, 2024.

Recent Events

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, we received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

On October 30, 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. The level at which we repurchase depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. We have not yet repurchased shares under this repurchase program.

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of liability adjustments related to the Private Placement Warrants originally issued to Gores Sponsor II, LLC re-measured to fair value at the end of the reporting period.

(Gain) Loss on Interest Rate Swap. (Gain) loss on interest rate swap relates to the changes associated with the derivative instrument re-measured to fair value at the end of the reporting period and the related periodic cash receipts or payments.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue	$202,721	$184,698	96.7%	96.2%	$18,023	9.8%
Product sales	7,009	7,205	3.3%	3.8%	(196)	(2.7)%
Total revenue	209,730	191,903	100.0%	100.0%	17,827	9.3%
Cost of service revenue, excluding depreciation and amortization	4,305	4,230	2.0%	2.2%	75	1.8%
Cost of product sales	5,286	5,383	2.5%	2.8%	(97)	(1.8)%
Operating expenses	70,640	61,843	33.7%	32.2%	8,797	14.2%
Selling, general and administrative expenses	48,171	40,013	23.0%	20.9%	8,158	20.4%
Depreciation, amortization and (gain) loss on disposal of assets, net	26,975	30,333	12.9%	15.8%	(3,358)	(11.1)%
Total costs and expenses	155,377	141,802	74.1%	73.9%	13,575	9.6%
Income from operations	54,353	50,101	25.9%	26.1%	4,252	8.5%
Interest expense, net	19,635	22,687	9.3%	11.8%	(3,052)	(13.5)%
Change in fair value of private placement warrants	—	14,601	—	7.6%	(14,601)	(100.0)%
(Gain) loss on interest rate swap	(396)	2,798	(0.2)%	1.5%	(3,194)	(114.2)%
Loss on extinguishment of debt	595	1,349	0.3%	0.7%	(754)	(55.9)%
Other income, net	(4,453)	(3,756)	(2.1)%	(2.0)%	(697)	18.6%
Total other expenses	15,381	37,679	7.3%	19.6%	(22,298)	(59.2)%
Income before income taxes	38,972	12,422	18.6%	6.5%	26,550	213.7%
Income tax provision	9,823	7,845	4.7%	4.1%	1,978	25.2%
Net income	$29,149	$4,577	13.9%	2.4%	$24,572	536.9%

Service Revenue. Service revenue increased by $18.0 million, or 9.8%, to $202.7 million for the three months ended March 31, 2024 from $184.7 million for the three months ended March 31, 2023, representing 96.7% and 96.2% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue
Commercial Services	$95,889	$85,639	45.7%	44.6%	$10,250	12.0%
Government Solutions	90,275	83,233	43.0%	43.4%	7,042	8.5%
Parking Solutions	16,557	15,826	8.0%	8.2%	731	4.6%
Total service revenue	$202,721	$184,698	96.7%	96.2%	$18,023	9.8%

Commercial Services service revenue increased by $10.3 million, or 12.0%, from $85.6 million for the three months ended March 31, 2023 to $95.9 million for the three months ended March 31, 2024. The increase was primarily due to increased travel volume and related tolling activity compared to the prior year. The volume of tolls incurred by RAC vehicles contributed to a $5.7 million growth in revenue and an increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $3.4 million growth in revenue during the three months ended March 31, 2024, compared to the same period in 2023. In addition, there was more revenue generated from processing violations compared to the prior year.

Government Solutions service revenue increased by $7.1 million to $90.3 million for the three months ended March 31, 2024 compared to $83.2 million in the same period in 2023. The increase was primarily driven by the expansion of speed programs which contributed $3.5 million and red light programs which contributed $2.4 million to the service revenue growth compared to the prior year. The remaining increase is attributable to expansions across school bus stop-arm and bus lane programs.

Parking Solutions service revenue grew by $0.7 million to $16.6 million for the three months ended March 31, 2024, from $15.8 million for the three months ended March 31, 2023. The growth was primarily due to increased revenue from software as a service product offerings, citation processing services and professional services related to parking management solutions.

Product Sales. Product sales were $7.0 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively. Product sales decreased by approximately $0.2 million, which was due to a $1.4 million decrease in product sales in the Parking Solutions segment, offset by a $1.2 million growth in product sales to Government Solutions customers. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased slightly from $4.2 million for the three months ended March 31, 2023 to $4.3 million for the three months ended March 31, 2024, mainly due to increased recurring service costs.

Cost of Product Sales. Cost of product sales decreased slightly by $0.1 million from $5.4 million in the three months ended March 31, 2023 to $5.3 million in the three months ended March 31, 2024, which was in line with the decrease in product sales discussed above.

Operating Expenses. Operating expenses increased by $8.8 million, or 14.2%, from $61.8 million for the three months ended March 31, 2023 to $70.6 million for the three months ended March 31, 2024. The increase in 2024 was primarily attributable to increases of $6.1 million in wages expense and $2.4 million of information technology costs, partially offset by a decrease of $0.6 million in equipment maintenance expenses compared to the prior period. Operating expenses as a percentage of total revenue increased from 32.2% to 33.7% for the three months ended March 31, 2023 and 2024, respectively.

The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Operating expenses
Commercial Services	$21,479	$19,865	10.2%	10.4%	$1,614	8.1%
Government Solutions	43,602	37,604	20.8%	19.6%	5,998	16.0%
Parking Solutions	4,493	4,042	2.2%	2.1%	451	11.2%
Total operating expenses before stock-based compensation	69,574	61,511	33.2%	32.1%	8,063	13.1%
Stock-based compensation	1,066	332	0.5%	0.1%	734	221.1%
Total operating expenses	$70,640	$61,843	33.7%	32.2%	$8,797	14.2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $48.2 million for the three months ended March 31, 2024 compared to $40.0 million for the same period in 2023. This is primarily due to a $3.6 million increase in credit loss expense, $2.3 million in higher wages expense, and overall increases in stock-based compensation expense, marketing and other general expenses compared to prior year. Selling, general and administrative expenses as a percentage of total revenue increased from 20.9% to 23.0% for the three months ended March 31, 2023 and 2024, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Selling, general and administrative expenses
Commercial Services	$17,497	$15,452	8.3%	8.1%	$2,045	13.2%
Government Solutions	18,228	14,640	8.7%	7.6%	3,588	24.5%
Parking Solutions	6,426	6,548	3.1%	3.4%	(122)	(1.9)%
Corporate and other	1,528	327	0.7%	0.2%	1,201	367.3%
Total selling, general and administrative expenses before stock-based compensation	43,679	36,967	20.8%	19.3%	6,712	18.2%
Stock-based compensation	4,492	3,046	2.2%	1.6%	1,446	47.5%
Total selling, general and administrative expenses	$48,171	$40,013	23.0%	20.9%	$8,158	20.4%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by approximately $3.3 million to $27.0 million for the three months ended March 31, 2024 from $30.3 million for the same period in 2023. This was mainly due to certain non-compete, trademark and developed technology intangible assets being fully amortized in the three months ended March 31, 2024 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in the 2024 period.

Interest Expense, Net. Interest expense, net decreased by $3.1 million from $22.7 million for the three months ended March 31, 2023 to $19.6 million for the same period in 2024. This was primarily attributable to voluntary principal prepayments made during 2023 which lowered the outstanding debt balance in 2024 coupled with a 50 basis-point reduction in the interest rate from refinancing our debt on February 8, 2024. See “Liquidity and Capital Resources.”

Change in Fair Value of Private Placement Warrants. We recorded a loss of $14.6 million for the three months ended March 31, 2023 related to the change in fair value of our Private Placement Warrants which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of the reporting period.

Gain (Loss) on Interest Rate Swap. We recorded a $0.4 million gain during the three months ended March 31, 2024, of which $0.1 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $0.3 million related to the monthly cash proceeds on the interest rate swap. We recorded a $2.8 million loss during the three months ended March 31, 2023, of which approximately $1.6 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $1.2 million relates to the monthly cash payments made.

Loss on Extinguishment of Debt. We recorded a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024. We recorded a $1.3 million loss on extinguishment of debt during the three months ended March 31, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments of $62.5 million on the 2021 Term Loan.

Other Income, Net. Other income, net was approximately $4.5 million for the three months ended March 31, 2024 compared to $3.8 million for the three months ended March 31, 2023. The increase of $0.7 million is primarily attributable to volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $9.8 million representing an effective tax rate of 25.2% for the three months ended March 31, 2024 compared to a tax provision of $7.8 million, with an effective tax rate of 63.2% for the same period in 2023. The primary driver for the effective tax rate variance is due to the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year without a comparable impact in the current period.

Net Income. We had net income of $29.1 million for the three months ended March 31, 2024, as compared to a net income of $4.6 million for the three months ended March 31, 2023. The $24.5 million increase in net income was primarily due to the change in fair value of Private Placement Warrants in the prior year period, decrease in amortization expense and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the available borrowing under our Revolver (defined below).

We believe that our existing cash and cash equivalents, cash flows provided by operating activities and our ability to borrow under our Revolver will be sufficient to meet operating cash requirements, service debt obligations and fund potential share repurchases for at least the next 12 months and thereafter for the foreseeable future. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions.

We have incurred significant long-term debt as a result of acquisitions completed in prior years. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowing on our Revolver, or equity financings, all of which may not be available to us on favorable terms or at all.

We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2024, we had $74.6 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $149.5 million as of March 31, 2024.

We made early repayments of $2.3 million and $62.5 million on our 2021 Term Loan during the three months ended March 31, 2024 and 2023, respectively. In addition, we entered into a third amendment to the 2021 Term Loan (the “Third Amendment”) to refinance the entire outstanding amount under the 2021 Term Loan and reduce the interest rate and eliminate the credit spread adjustment.

At March 31, 2024, the tax receivable agreement liability was approximately $53.5 million. We expect to make payments of approximately $5.0 million per year for the next 11 years.

Share Repurchases and Retirement

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, we received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

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

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2024	2023
Net cash provided by operating activities	$34,332	$45,217
Net cash used in investing activities	(13,937)	(19,584)
Net cash used in financing activities	(6,281)	(66,626)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by approximately $10.9 million from $45.2 million for the three months ended March 31, 2023 to $34.3 million for the three months ended March 31, 2024. Net income year over year increased by approximately $24.5 million, from $4.6 million in 2023 to $29.1 million in 2024. The aggregate adjustments to reconcile net income to net cash provided by operating activities decreased $11.4 million mainly due to the change in fair value of private placement warrants and lower amortization expense, partially offset by increased credit loss expense and changes in deferred income taxes year over year. The aggregate changes in operating assets and liabilities decreased by $24.1 million in 2024 compared to the prior year primarily due to payments for a legal settlement and other current liabilities that were previously accrued for, offset by a decrease in accounts receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $13.9 million and $19.6 million for the three months ended March 31, 2024 and 2023, respectively. There was a $4.1 million decrease in cash used for purchases of installation and service parts and property and equipment compared to the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $6.3 million and $66.6 million for the three months ended March 31, 2024 and 2023, respectively. The cash used in 2024 was mainly due to $4.6 million of payments for employee withholding taxes related to RSUs and PSUs vesting and an early repayment of $2.3 million on our 2021 Term Loan. The cash used in 2023 was mainly due to the early repayments totaling $62.5 million on our 2021 Term Loan and $2.5 million of payments for employee withholding taxes related to RSUs and PSUs vesting.

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

In February 2024, VM Consolidated entered into the Third Amendment to refinance the 2021 Term Loan (the “Refinancing Transaction”). Pursuant to the Third Amendment, the interest rate was reduced by 50 basis points to SOFR + 2.75% from SOFR + 3.25% with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated, which resulted in a total savings of 61.5 basis points. In addition, the 2021 Term Loan no longer contains a provision for principal repayments which were previously required to be paid in quarterly installments. During the three months ended March 31, 2024, we made an early repayment of approximately $2.3 million on the 2021 Term Loan and as a result, the total principal outstanding was $702.3 million as of March 31, 2024.

We evaluated the Refinancing Transaction on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). We recorded a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transaction. We recorded a $1.3 million loss on extinguishment of debt during the three months ended March 31, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments of $62.5 million on the 2021 Term Loan.

The 2021 Term Loan now bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of March 31, 2024, the interest rate on the 2021 Term Loan was 8.1%.

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

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of March 31, 2024 or December 31, 2023. The availability to borrow was $74.6 million, net of $0.4 million of outstanding letters of credit at March 31, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.4 million of outstanding letters of credit as of March 31, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At March 31, 2024, we were compliant with all debt covenants.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $19.6 million and $22.7 million for the three months ended March 31, 2024 and 2023, respectively.

See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements, for additional information on the interest rate swap entered into in December 2022 to hedge our exposure against rising interest rates.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2024.

Critical Accounting Policies, Estimates and Judgments

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Please refer to our Annual Report for our critical accounting policies, estimates and judgments. We believe that our estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to the variable interest rate on the 2021 Term Loan described in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $702.3 million at March 31, 2024. The 2021 Term Loan now bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of March 31, 2024, the interest rate on the 2021 Term Loan was 8.1%.

Based on the March 31, 2024 balance outstanding, each 1% movement in interest rates will result in an approximately $7.0 million change in annual interest expense.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate of 5.17% and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675.0 million. We have the option to effectively terminate the interest rate swap agreement as of December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a $0.4 million gain and $2.8 million loss for the three months ended March 31, 2024 and 2023, respectively. See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements for additional information on the interest rate swap.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures. Based on the results of our assessment, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to a material weakness in internal control over financial reporting described in Part II, Item 9A. “Controls and Procedures” in our Annual Report.

Remediation

As previously noted in our Annual Report, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of the material weakness will be completed by the end of our 2024 fiscal year.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

On November 2, 2020, PlusPass, Inc. (“PlusPass”) commenced an action in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC and ATS Processing Services, Inc., alleging civil violations of Section 7 of the Clayton Antitrust Act of 1914 and Sections 1 and 2 of the Sherman Act. In February 2024, Verra Mobility and PlusPass entered into a confidential business arrangement pursuant to which Verra Mobility (i) acquired certain assets from PlusPass and (ii) fully and finally resolved all litigation and disputes between the parties. Verra Mobility accrued $31.5 million for this matter at December 31, 2023, which is presented within selling, general and administrative expenses in the consolidated statements of operations for the year ended December 31, 2023, and payment was made during the three months ended March 31, 2024.

Item 1A.

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities

We paid $8.1 million to repurchase 449,432 shares of our Class A Common Stock through open market transactions during fiscal year 2023, which we subsequently retired. On September 5, 2023, we used the remaining availability under the November 2022 share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of our Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, we received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

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

The following details our purchases of our Class A Common Stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs
As of December 31, 2023	—	$—	—	$100,000,000
Share repurchases - ASR	534,499	$19.69	534,499	$—
As of January 31, 2024	534,499	$19.69	534,499	$100,000,000
Share repurchases	—	$—	—	$—
As of February 29, 2024	534,499	$19.69	534,499	$100,000,000
Share repurchases	—	$—	—	$—
As of March 31, 2024	534,499	$19.69	534,499	$100,000,000

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies.

During the three months ended March 31, 2024, Jonathan Baldwin, Executive Vice President, Government Solutions, adopted a trading arrangement for the sale of shares of our Class A Common Stock in amounts and prices determined in accordance with such plan, as more fully described in the following table:

Name and Title	Action	Date	Rule 10b5-1(1)	Non Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Sold(3)	Expiration
Jonathan Baldwin Executive Vice President, Government Solutions	Adoption	March 14, 2024	X		up to 35,579 shares	December 5, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(3) Represents gross number of vested shares before tax withholding.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	November 9, 2023
10.1	Amendment No. 3 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	February 8, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: May 2, 2024	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)