Form 10-Q
period 2024-06-30
VERRA MOBILITY Corp
filed 2024-08-08
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 164,658,507 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2024

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

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), which highlight, among other risks:

•
customer concentration in our Commercial Services and Government Solutions segments, including risks relating to our contract with NYCDOT (defined below), which expires December 31, 2024 and is subject to competitive procurement, and for which there can be no assurance that we will be successful in extending;
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
•
our ability to remediate the material weakness in internal controls over financial reporting on a timely basis and ability to establish and maintain effective internal controls over financial reporting;
•
failure in or breaches of our networks or systems, including as a result of cyber-attacks or other incidents;
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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$122,020	$136,309
Restricted cash	3,378	3,413
Accounts receivable (net of allowance for credit losses of $21.6 million and $18.5 million at June 30, 2024 and December 31, 2023, respectively)	210,207	197,824
Unbilled receivables	44,151	37,065
Inventory	17,165	17,966
Prepaid expenses and other current assets	52,721	46,961
Total current assets	449,642	439,538
Installation and service parts, net	23,347	22,895
Property and equipment, net	133,314	123,248
Operating lease assets	30,346	33,523
Intangible assets, net	266,971	301,025
Goodwill	834,745	835,835
Other non-current assets	34,632	33,919
Total assets	$1,772,997	$1,789,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$84,888	$78,749
Deferred revenue	26,402	28,788
Accrued liabilities	58,911	93,119
Tax receivable agreement liability, current portion	5,098	5,098
Current portion of long-term debt	—	9,019
Total current liabilities	175,299	214,773
Long-term debt, net of current portion	1,036,338	1,029,113
Operating lease liabilities, net of current portion	26,666	29,124
Tax receivable agreement liability, net of current portion	48,369	48,369
Asset retirement obligations	15,258	14,580
Deferred tax liabilities, net	16,835	18,360
Other long-term liabilities	15,605	14,197
Total liabilities	1,334,370	1,368,516
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 164,658 and 166,555 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	16	17
Additional paid-in capital	556,494	557,513
Accumulated deficit	(105,881)	(125,887)
Accumulated other comprehensive loss	(12,002)	(10,176)
Total stockholders' equity	438,627	421,467
Total liabilities and stockholders' equity	$1,772,997	$1,789,983

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Service revenue	$212,017	$196,050	$414,738	$380,748
Product sales	10,409	8,411	17,418	15,616
Total revenue	222,426	204,461	432,156	396,364
Cost of service revenue, excluding depreciation and amortization	4,641	4,338	8,946	8,568
Cost of product sales	7,848	5,962	13,134	11,345
Operating expenses	74,903	65,657	145,543	127,500
Selling, general and administrative expenses	46,343	43,205	94,514	83,218
Depreciation, amortization and (gain) loss on disposal of assets, net	27,522	29,088	54,497	59,421
Total costs and expenses	161,257	148,250	316,634	290,052
Income from operations	61,169	56,211	115,522	106,312
Interest expense, net	18,845	22,771	38,480	45,458
Change in fair value of private placement warrants	—	10,918	—	25,519
Gain on interest rate swap	(23)	(4,805)	(419)	(2,007)
Loss on extinguishment of debt	—	209	595	1,558
Other income, net	(5,245)	(4,512)	(9,698)	(8,268)
Total other expenses	13,577	24,581	28,958	62,260
Income before income taxes	47,592	31,630	86,564	44,052
Income tax provision	13,369	12,522	23,192	20,367
Net income	$34,223	$19,108	$63,372	$23,685
Other comprehensive income (loss):
Change in foreign currency translation adjustment	1,434	718	(1,826)	628
Total comprehensive income	$35,657	$19,826	$61,546	$24,313
Net income per share:
Basic	$0.21	$0.13	$0.38	$0.16
Diluted	$0.20	$0.13	$0.38	$0.16
Weighted average shares outstanding:
Basic	166,064	151,132	166,152	150,151
Diluted	168,615	152,590	168,670	151,586

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2024
	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	166,555	$17	$—	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	—	29,149	—	29,149
Share repurchases and retirement	(534)	—	—	(1,789)	1,789	—	—
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	445	—	—	—	—	—	—
Exercise of stock options	50	—	—	689	—	—	689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(4,608)	—	—	(4,608)
Stock-based compensation	—	—	—	5,558	—	—	5,558
Other comprehensive loss, net of tax	—	—	—	—	—	(3,260)	(3,260)
Balance as of March 31, 2024	166,516	17	—	557,363	(94,949)	(13,436)	448,995
Net income	—	—	—	—	34,223	—	34,223
Share repurchases and retirement	(2,000)	(1)	—	(6,694)	(45,155)	—	(51,850)
Vesting of RSUs and PSUs	120	—	—	—	—	—	—
Exercise of stock options	22	—	—	285	—	—	285
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(1,050)	—	—	(1,050)
Stock-based compensation	—	—	—	6,590	—	—	6,590
Other comprehensive income, net of tax	—	—	—	—	—	1,434	1,434
Balance as of June 30, 2024	164,658	$16	$—	$556,494	$(105,881)	$(12,002)	$438,627

For the Three and Six Months Ended June 30, 2023

Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	4,577	—	4,577
Vesting of RSUs and PSUs	313	—	—	—	—	—	—
Exercise of stock options	53	—	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(2,526)	—	—	(2,526)
Exercise of warrants	633	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,378	—	—	3,378
Other comprehensive loss, net of tax	—	—	—	—	—	(90)	(90)
Balance as of March 31, 2023	149,961	15	36,575	306,974	(93,501)	(12,955)	237,108
Net income	—	—	—	—	19,108	—	19,108
Earn-out shares issued to PE Greenlight Holdings, LLC	2,500	—	(18,288)	18,288	—	—	—
Vesting of RSUs	121	—	—	—	—	—	—
Exercise of stock options	127	—	—	1,689	—	—	1,689
Payment of employee tax withholding related to RSUs vesting	—	—	—	(502)	—	—	(502)
Exercise of warrants	14,208	2	—	202,652	—	—	202,654
Stock-based compensation	—	—	—	4,525	—	—	4,525
Other comprehensive income, net of tax	—	—	—	—	—	718	718
Balance as of June 30, 2023	166,917	$17	$18,287	$533,626	$(74,393)	$(12,237)	$465,300

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$63,372	$23,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,351	59,305
Amortization of deferred financing costs and discounts	2,394	2,469
Change in fair value of private placement warrants	—	25,519
Change in fair value of interest rate swap	147	(3,563)
Loss on extinguishment of debt	595	1,558
Credit loss expense	9,306	4,956
Deferred income taxes	(699)	(4,733)
Stock-based compensation	12,148	7,903
Other	465	134
Changes in operating assets and liabilities:
Accounts receivable	(21,968)	(21,071)
Unbilled receivables	(7,231)	(6,120)
Inventory	653	(55)
Prepaid expenses and other assets	(4,192)	3,000
Deferred revenue	(2,208)	5,768
Accounts payable and other current liabilities	(31,170)	8,890
Other liabilities	(1,595)	282
Net cash provided by operating activities	74,368	107,927
Cash Flows from Investing Activities:
Cash receipts (payments) for interest rate swap	566	(1,556)
Purchases of installation and service parts and property and equipment	(28,333)	(30,098)
Cash proceeds from the sale of assets	90	129
Net cash used in investing activities	(27,677)	(31,525)
Cash Flows from Financing Activities:
Repayment of long-term debt	(4,509)	(77,009)
Payment of debt issuance costs	(224)	(192)
Proceeds from the exercise of warrants	—	105,750
Share repurchases and retirement	(51,500)	—
Proceeds from the exercise of stock options	974	2,388
Payment of employee tax withholding related to RSUs and PSUs vesting	(5,658)	(3,028)
Net cash (used in) provided by financing activities	(60,917)	27,909
Effect of exchange rate changes on cash and cash equivalents	(98)	73
Net (decrease) increase in cash, cash equivalents and restricted cash	(14,324)	104,384
Cash, cash equivalents and restricted cash - beginning of period	139,722	109,115
Cash, cash equivalents and restricted cash - end of period	$125,398	$213,499

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$122,020	$210,083
Restricted cash	3,378	3,416
Total cash, cash equivalents and restricted cash	$125,398	$213,499

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$39,009	$43,960
Income taxes paid, net of refunds	27,199	22,904
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	7,864	4,374
Accrued excise tax payable on net share repurchases	350	—
Earn-out shares issued to PE Greenlight Holdings, LLC	—	18,288
Proceeds receivable from the exercise of warrants at period-end	—	52,747
Increase in additional paid-in capital due to exercise of private placement warrants	—	44,155

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

The Government Solutions segment offers photo enforcement solutions and services to its customers which include complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions. These programs are designed to reduce traffic violations and resulting collisions, injuries and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations for this segment primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
City of New York Department of Transportation	15.6%	16.9%	16.1%	17.4%

The City of New York Department of Transportation (“NYCDOT”) represented 12% and 18% of total accounts receivable, net as of June 30, 2024 and December 31, 2023, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hertz Corporation	10.6%	12.3%	11.2%	11.8%
Avis Budget Group, Inc.	13.9%	13.6%	13.5%	13.1%
Enterprise Mobility	11.2%	9.7%	11.3%	9.9%

The Avis Budget Group, Inc. was 10% of total accounts receivable, net as of June 30, 2024. No Commercial Services customer exceeded 10% of total accounts receivable, net as of December 31, 2023.

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

The Company identified portfolio segments based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses for the six months ended June 30, 2024 and 2023, respectively:

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2024	$13,726	$1,935	$2,426	$426	$18,513
Credit loss expense (income)	9,246	(88)	106	42	9,306
Write-offs, net of recoveries	(5,699)	(522)	(2)	(29)	(6,252)
Balance at June 30, 2024	$17,273	$1,325	$2,530	$439	$21,567

($ in thousands)	Commercial Services (Driver-billed) (1)	Commercial Services (All other)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2023	$9,600	$1,577	$4,573	$157	$15,907
Credit loss expense (income)	5,639	(94)	(760)	171	4,956
Write-offs, net of recoveries	(359)	5	(147)	(225)	(726)
Balance at June 30, 2023	$14,880	$1,488	$3,666	$103	$20,137

(1)
Driver-billed consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $10.4 million and $13.1 million of deferred revenue in the Government Solutions segment as of June 30, 2024 and December 31, 2023, respectively. The Company recognized $2.4 million and $2.5 million of revenue excluding exchange rate impact during the three months ended June 30, 2024 and 2023, respectively, and $5.4 million and $4.0 million, of revenue excluding exchange rate impact during the six months ended June 30, 2024 and 2023, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022, respectively. The Company had approximately $20.7 million and $19.7 million of deferred revenue in the Parking Solutions segment as of June 30, 2024 and December 31, 2023, respectively. The Company recognized $6.8 million and $6.1 million of revenue during the three months ended June 30, 2024 and 2023, respectively, and $15.4 million and $14.8 million of revenue during the six months ended June 30, 2024 and 2023, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022.

Transaction price allocated to the remaining performance obligations includes deferred revenue above and unbilled amounts that are expected to be recognized as revenue in future periods. As of June 30, 2024, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $295.2 million, of which $160.5 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate, “SOFR”) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company pays a fixed rate of 5.17% and the counterparty pays a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provides for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap is $675.0 million. The Company has the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company is treating the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash receipts or payments are recorded in the condensed consolidated statements of operations within the gain on interest rate swap line item.

The following details the components of the gain on interest rate swap for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Change in fair value	$249	$(5,115)	$147	$(3,563)
Cash (receipts) payments	(272)	310	(566)	1,556
Total gain on interest rate swap	$(23)	$(4,805)	$(419)	$(2,007)

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2024	December 31, 2023
Income taxes receivable	$13,829	$9,830
Prepaid services	12,381	10,496
Prepaid tolls	9,018	9,174
Prepaid computer maintenance	7,716	6,775
Costs to fulfill a customer contract	5,114	5,852
Deposits	2,365	2,322
Prepaid insurance	1,432	1,755
Other	866	757
Total prepaid expenses and other current assets	$52,721	$46,961

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2023	$422,091	$214,602	$199,142	$835,835
Foreign currency translation adjustment	(818)	(272)	—	(1,090)
Balance at June 30, 2024	$421,273	$214,330	$199,142	$834,745

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2024			December 31, 2023
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks (a)	5.6 years	$4,750	$1,745	0.3 years	$36,190	$32,882
Patent	4.3 years	500	67	4.8 years	500	17
Non-compete agreements (a)		—	—	0.0 years	62,540	62,540
Customer relationships	4.0 years	558,837	318,454	4.5 years	558,801	288,065
Developed technology (a)	4.3 years	39,980	16,830	0.8 years	201,657	175,159
Gross carrying value of intangible assets		604,067	$337,096		859,688	$558,663
Less: accumulated amortization		(337,096)			(558,663)
Intangible assets, net		$266,971			$301,025

(a)
Certain fully amortized intangible assets were removed as of June 30, 2024 as compared to the amounts reported as of December 31, 2023, resulting in an increase in the weighted average remaining useful lives compared to the prior year which relates to the remaining intangible assets that are being amortized.

Amortization expense was $16.7 million and $20.0 million for the three months ended June 30, 2024 and 2023, respectively, and was $33.5 million and $42.0 million for the six months ended June 30, 2024 and 2023, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2024	$33,530
2025	64,362
2026	57,387
2027	28,429
2028	22,499
Thereafter	60,764
Total	$266,971

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2024	December 31, 2023
Accrued salaries and wages	$23,449	$27,905
Current deferred tax liabilities	7,611	7,574
Current portion of operating lease liabilities	6,527	7,133
Accrued interest payable	4,553	4,594
Advanced deposits	4,305	2,308
Payroll tax liabilities	3,182	3,214
Restricted cash due to customers	2,915	2,835
Income taxes payable	2,379	1,780
Accrued legal settlement	—	31,500
Other	3,990	4,276
Total accrued liabilities	$58,911	$93,119

6. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	June 30, 2024	December 31, 2023
2021 Term Loan, due 2028	$700,078	$704,587
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(2,963)	(3,646)
Less: unamortized deferred financing costs	(10,777)	(12,809)
Total long-term debt	1,036,338	1,038,132
Less: current portion of long-term debt	—	(9,019)
Total long-term debt, net of current portion	$1,036,338	$1,029,113

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

During the six months ended June 30, 2024 and 2023, the Company made early repayments of approximately $4.5 million and $72.5 million, respectively, on the 2021 Term Loan, and as a result the total principal outstanding on the 2021 Term Loan was $700.1 million as of June 30, 2024.

The Company evaluated the Refinancing Transaction on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). The Company recorded a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transaction. It recognized a loss on extinguishment of debt of $0.2 million and $1.6 million for the three and six months ended

June 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments.

The 2021 Term Loan now bears interest based at the Company’s option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of June 30, 2024, the interest rate on the 2021 Term Loan was 8.1%.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of June 30, 2024 or December 31, 2023. The availability to borrow was $74.6 million, net of $0.4 million of outstanding letters of credit at June 30, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.4 million of outstanding letters of credit as of June 30, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At June 30, 2024, the Company was compliant with all debt covenants.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $18.8 million and $22.8 million for the three months ended June 30, 2024 and 2023, respectively, and $38.5 million and $45.5 million for the six months ended June 30, 2024 and 2023, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 7.2% and 7.7% at June 30, 2024 and December 31, 2023, respectively.

See Note 2, Significant Accounting Policies, for additional information on the interest rate swap entered into in December 2022 to hedge the Company's exposure against higher interest rates.

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

	Level in	June 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$689,682	$707,954	$691,821	$709,872
Senior Notes	2	346,656	336,000	346,311	335,125

The Company had issued Private Placement Warrants (as defined below) to acquire shares of the Company's Class A Common Stock in connection with its initial public offering (“IPO”), which Private Placement Warrants had a five-year term and expired in October 2023. During fiscal year 2023, all Private Placement Warrants were exercised by the warrant holders. The following summarizes the change in fair value of Private Placement Warrant liabilities included in net income and the impact of exercises during the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2023	June 30, 2023
Beginning balance	$38,667	$24,066
Change in fair value of private placement warrants	10,918	25,519
Exercise of warrants	(44,155)	(44,155)
Ending balance	$5,430	$5,430

The change in fair value of private placement warrants consisted of adjustments related to the unexercised Private Placement Warrants re-measured to fair value as of June 30, 2023 and the final mark-to-market adjustments for the exercised warrants. During the six months ended June 30, 2023, there were approximately 6.0 million exercises of Private Placement Warrants which reduced our private placement warrant liabilities by $44.2 million with an offset to common stock at par value and the remaining to additional paid in capital.

The Company has an equity investment measured at cost with a carrying value of $2.0 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the six months ended June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Prepaid expenses and other current assets
Beginning balance	$841	$—	$689	$—
Change in fair value of interest rate swap	(42)	2,263	110	2,263
Ending balance	$799	$2,263	$799	$2,263

Other non-current assets
Beginning balance	$577	$857	$627	$1,973
Change in fair value of interest rate swap	(207)	1,439	(257)	323
Ending balance	$370	$2,296	$370	$2,296

Accrued liabilities
Beginning balance	$—	$1,413	$—	$977
Change in fair value of interest rate swap	—	(1,413)	—	(977)
Ending balance	$—	$—	$—	$—

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$34,223	$19,108	$63,372	$23,685
Denominator:
Weighted average shares - basic	166,064	151,132	166,152	150,151
Common stock equivalents	2,551	1,458	2,518	1,435
Weighted average shares - diluted	168,615	152,590	168,670	151,586
Net income per share - basic	$0.21	$0.13	$0.38	$0.16
Net income per share - diluted	$0.20	$0.13	$0.38	$0.16
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares	—	2,500	—	2,500
Private placement warrants	—	646	—	646
Non-qualified stock options	—	750	—	789
Performance share units	11	329	13	329
Restricted stock units	—	—	80	1,204
Total antidilutive shares excluded	11	4,225	93	5,468

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

The Company’s effective income tax rate was 28.1% and 39.6% for the three months ended June 30, 2024 and 2023, respectively, and 26.8% and 46.2% for the six months ended June 30, 2024 and 2023, respectively. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year periods without a comparable impact in the current periods.

10. Stockholders’ Equity

Warrants

As of June 30, 2023, there were 2,959,609 warrants outstanding to acquire shares of the Company’s Class A Common Stock, including warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) and the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

During the six months ended June 30, 2023, the Company processed the exercise of 17.0 million Warrants in exchange for the issuance of 14,840,070 shares of Class A Common Stock. There were 13,782,411 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $105.8 million in cash proceeds as of June 30, 2023, and $52.7 million of cash proceeds received in July 2023 which were recorded within prepaid expenses and other current assets. The remaining Warrant exercises were completed on a cashless basis.

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

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during fiscal year 2023, which it subsequently retired. In September 2023, the Company used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, the Company received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $1.8 million from additional paid-in capital calculated using an average share price, with an offset of $1.8 million to accumulated deficit on the condensed consolidated statements of stockholders' equity.

In October 2023, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. The level at which the Company repurchases depends on a number of factors, including its financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors its management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time.

On June 6, 2024, the Company entered into a share repurchase agreement with a stockholder, pursuant to which the Company repurchased, directly from the stockholder, 2.0 million shares of the Company’s Class A Common Stock for an aggregate purchase price of $51.5 million. The repurchased shares were subsequently retired. In addition, the Company recorded approximately $0.4 million within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2024 for direct costs related to the excise tax payable on net share repurchases. In connection with this repurchase, the Company reduced the par value from common stock and $6.7 million from additional paid-in capital calculated using an average share price, with an offset of $45.2 million to accumulated deficit on the condensed consolidated statements of stockholders' equity. As of June 30, 2024, $48.5 million remains available under the Company’s authorized share repurchase program.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Operating expenses	$1,073	$547	$2,139	$879
Selling, general and administrative expenses	5,517	3,978	10,009	7,024
Total stock-based compensation expense	$6,590	$4,525	$12,148	$7,903

12. Other Significant Transactions

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

At June 30, 2024, the TRA liability was approximately $53.5 million of which $5.1 million was the current portion and $48.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets.

Earn-Out Agreement

Under the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which the Company became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries, PE Greenlight Holdings, LLC was entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeded certain defined thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during a five-year period. There were four tranches of contingent shares under the agreement, with each tranche resulting in an issuance of 2,500,000 shares (not to exceed a total of 10,000,000 shares). On June 14, 2023, the criteria for the issuance of the third tranche of Earn-out Shares was met and the Company issued 2,500,000 shares, which resulted in an increase in the Company's common stock and additional paid-in capital accounts of approximately $18.3 million with a corresponding decrease to the common stock contingent consideration account. As of December 31, 2023, all contingent shares have been issued under the Merger Agreement.

13. Commitments and Contingencies

The Company had $1.8 million of bank guarantees at June 30, 2024 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at June 30, 2024 were $40.8 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months, and approximately $2.0 million is expected to be incurred subsequent to June 30, 2025.

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

PlusPass Inc. (“PlusPass”) v. Verra Mobility Corporation, et al. is a lawsuit filed in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC and ATS Processing Services, Inc., in November 2020. In February 2024, Verra Mobility and PlusPass entered into a confidential business arrangement pursuant to which Verra Mobility (i) acquired certain assets from PlusPass and (ii) fully and finally resolved all litigation and disputes between the parties. Verra Mobility accrued $31.5 million for this matter at December 31, 2023 which was presented within selling, general and administrative expenses on the consolidated statements of operations, and payment was made during the first quarter of 2024.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2024
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$103,985	$91,469	$16,563	$—	$212,017
Product sales	—	6,246	4,163	—	10,409
Total revenue	103,985	97,715	20,726	—	222,426
Cost of service revenue, excluding depreciation and amortization	679	473	3,489	—	4,641
Cost of product sales	—	4,473	3,375	—	7,848
Operating expenses	23,189	46,153	4,488	—	73,830
Selling, general and administrative expenses	15,757	16,743	6,644	—	39,144
Loss on disposal of assets, net	—	53	4	—	57
Other income, net	(5,126)	(37)	(82)	—	(5,245)
Segment profit	$69,486	$29,857	$2,808	$—	$102,151
Segment profit	$69,486	$29,857	$2,808	$—	$102,151
Depreciation and amortization	—	—	—	27,465	27,465
Transaction and other related expenses	—	—	—	113	113
Transformation expenses	—	—	—	1,569	1,569
Gain on interest rate swap	—	—	—	(23)	(23)
Stock-based compensation	—	—	—	6,590	6,590
Interest expense, net	—	—	—	18,845	18,845
Income before income taxes	$69,486	$29,857	$2,808	$(54,559)	$47,592

	For the Three Months Ended June 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$94,455	$84,994	$16,601	$—	$196,050
Product sales	—	3,260	5,151	—	8,411
Total revenue	94,455	88,254	21,752	—	204,461
Cost of service revenue, excluding depreciation and amortization	688	681	2,969	—	4,338
Cost of product sales	—	2,011	3,951	—	5,962
Operating expenses	20,780	39,399	4,931	—	65,110
Selling, general and administrative expenses	16,131	15,926	6,441	—	38,498
Loss on disposal of assets, net	—	92	—	—	92
Other income, net	(4,237)	(215)	(60)	—	(4,512)
Segment profit	$61,093	$30,360	$3,520	$—	$94,973
Segment profit	$61,093	$30,360	$3,520	$—	$94,973
Depreciation and amortization	—	—	—	28,996	28,996
Transaction and other related expenses	—	—	—	64	64
Transformation expenses	—	—	—	665	665
Change in fair value of private placement warrants	—	—	—	10,918	10,918
Gain on interest rate swap	—	—	—	(4,805)	(4,805)
Loss on extinguishment of debt	—	—	—	209	209
Stock-based compensation	—	—	—	4,525	4,525
Interest expense, net	—	—	—	22,771	22,771
Income before income taxes	$61,093	$30,360	$3,520	$(63,343)	$31,630

	For the Six Months Ended June 30, 2024
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$199,874	$181,744	$33,120	$—	$414,738
Product sales	—	10,158	7,260	—	17,418
Total revenue	199,874	191,902	40,380	—	432,156
Cost of service revenue, excluding depreciation and amortization	1,150	1,032	6,764	—	8,946
Cost of product sales	—	7,052	6,082	—	13,134
Operating expenses	44,668	89,755	8,981	—	143,404
Selling, general and administrative expenses	33,254	34,971	13,070	—	81,295
Loss on disposal of assets, net	—	140	6	—	146
Other income, net	(9,496)	(87)	(115)	—	(9,698)
Segment profit	$130,298	$59,039	$5,592	$—	$194,929
Segment profit	$130,298	$59,039	$5,592	$—	$194,929
Depreciation and amortization	—	—	—	54,351	54,351
Transaction and other related expenses	—	—	—	1,641	1,641
Transformation expenses	—	—	—	1,569	1,569
Gain on interest rate swap	—	—	—	(419)	(419)
Loss on extinguishment of debt	—	—	—	595	595
Stock-based compensation	—	—	—	12,148	12,148
Interest expense, net	—	—	—	38,480	38,480
Income before income taxes	$130,298	$59,039	$5,592	$(108,365)	$86,564

	For the Six Months Ended June 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$180,094	$168,227	$32,427	$—	$380,748
Product sales	—	5,950	9,666	—	15,616
Total revenue	180,094	174,177	42,093	—	396,364
Cost of service revenue, excluding depreciation and amortization	1,171	1,192	6,205	—	8,568
Cost of product sales	—	3,725	7,620	—	11,345
Operating expenses	40,645	77,003	8,973	—	126,621
Selling, general and administrative expenses	31,583	30,566	12,989	—	75,138
Loss on disposal of assets, net	—	116	—	—	116
Other income, net	(7,954)	(250)	(64)	—	(8,268)
Segment profit	$114,649	$61,825	$6,370	$—	$182,844
Segment profit	$114,649	$61,825	$6,370	$—	$182,844
Depreciation and amortization	—	—	—	59,305	59,305
Transaction and other related expenses	—	—	—	332	332
Transformation expenses	—	—	—	724	724
Change in fair value of private placement warrants	—	—	—	25,519	25,519
Gain on interest rate swap	—	—	—	(2,007)	(2,007)
Loss on extinguishment of debt	—	—	—	1,558	1,558
Stock-based compensation	—	—	—	7,903	7,903
Interest expense, net	—	—	—	45,458	45,458
Income before income taxes	$114,649	$61,825	$6,370	$(138,792)	$44,052

The table below details the following assets by reportable segment as of the respective period-ends:

($ in thousands)	June 30, 2024	December 31, 2023
Property and equipment, net
Commercials Services	$10,788	$9,547
Government Solutions	107,109	98,611
Parking Solutions	13,808	13,281
Corporate and other	1,609	1,809
Total property and equipment, net	$133,314	$123,248
Total assets
Commercials Services	$731,945	$721,192
Government Solutions	494,785	523,687
Parking Solutions	395,527	404,267
Corporate and other	150,740	140,837
Total assets	$1,772,997	$1,789,983

In addition, refer to Note 4, Goodwill and Intangible Assets for goodwill balances by segment.

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $10.4 million and $8.4 million for the three months ended June 30, 2024 and 2023, respectively and were $17.4 million and $15.6 million for the six months ended June 30, 2024 and 2023, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Australia	$14,956	$10,269	$27,433	$19,970
Canada	8,675	8,580	16,739	15,801
United Kingdom	4,218	5,926	9,377	12,662
All other	1,006	734	1,673	1,422
Total international revenues	$28,855	$25,509	$55,222	$49,855

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

Business Overview

We believe we are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data and people to solve transportation challenges for customers around the world, including commercial fleet owners such as rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), as well as governments, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities. Our vision is to continue to develop and use technology and data intelligence to make transportation safer, smarter and more connected globally.

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, and legislation regarding the adoption, expansion or prohibition of automated enforcement and traffic safety technology by local or state governments. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, operations, financial condition, and future results of operations.

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term vision. During the periods presented, we:

•
Increased total revenue by $35.8 million, or 9.0%, from $396.4 million in the six months ended June 30, 2023 to $432.2 million in the same period in 2024. The increase was mainly due to service revenue resulting from increased travel volume in the Commercial Services segment and the growth from speed, red light and maintenance programs in the Government Solutions segment.
•
Generated cash flows from operating activities of $74.4 million and $107.9 million for the six months ended June 30, 2024 and 2023, respectively. Our cash on hand was $122.0 million as of June 30, 2024.
•
Used existing cash on hand of $51.5 million to repurchase 2.0 million shares of our Class A Common Stock directly from a stockholder in June 2024.
•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, we refinanced our debt and reduced our interest rate by 50 basis points and made early repayments of approximately $4.5 million on our 2021 Term Loan during the six months ended June 30, 2024.

Recent Events

In October 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. On June 6, 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. Refer to Note 10, Stockholders' Equity, in Part I, Item 1, Financial Statements for additional information on our share repurchases.

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
•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions. Our international operations primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.
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

Our Parking Solutions segment generates service revenue mainly from offering software as a service (“SaaS”), subscription fees, professional services and citation processing services related to parking management solutions to its customers.

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

Gain on Interest Rate Swap. Gain on interest rate swap relates to the changes associated with the derivative instrument re-measured to fair value at the end of the reporting period and the related periodic cash receipts or payments.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue	$212,017	$196,050	95.3%	95.9%	$15,967	8.1%
Product sales	10,409	8,411	4.7%	4.1%	1,998	23.8%
Total revenue	222,426	204,461	100.0%	100.0%	17,965	8.8%
Cost of service revenue, excluding depreciation and amortization	4,641	4,338	2.1%	2.1%	303	7.0%
Cost of product sales	7,848	5,962	3.5%	2.9%	1,886	31.6%
Operating expenses	74,903	65,657	33.7%	32.1%	9,246	14.1%
Selling, general and administrative expenses	46,343	43,205	20.8%	21.1%	3,138	7.3%
Depreciation, amortization and (gain) loss on disposal of assets, net	27,522	29,088	12.4%	14.3%	(1,566)	(5.4)%
Total costs and expenses	161,257	148,250	72.5%	72.5%	13,007	8.8%
Income from operations	61,169	56,211	27.5%	27.5%	4,958	8.8%
Interest expense, net	18,845	22,771	8.5%	11.1%	(3,926)	(17.2)%
Change in fair value of private placement warrants	—	10,918	—	5.3%	(10,918)	(100.0)%
Gain on interest rate swap	(23)	(4,805)	(0.0)%	(2.3)%	4,782	(99.5)%
Loss on extinguishment of debt	—	209	—	0.1%	(209)	(100.0)%
Other income, net	(5,245)	(4,512)	(2.4)%	(2.2)%	(733)	16.2%
Total other expenses	13,577	24,581	6.1%	12.0%	(11,004)	(44.8)%
Income before income taxes	47,592	31,630	21.4%	15.5%	15,962	50.5%
Income tax provision	13,369	12,522	6.0%	6.2%	847	6.8%
Net income	$34,223	$19,108	15.4%	9.3%	$15,115	79.1%

Service Revenue. Service revenue increased by $16.0 million, or 8.1%, to $212.0 million for the three months ended June 30, 2024 from $196.1 million for the three months ended June 30, 2023, representing 95.3% and 95.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue
Commercial Services	$103,985	$94,455	46.8%	46.2%	$9,530	10.1%
Government Solutions	91,469	84,994	41.1%	41.6%	6,475	7.6%
Parking Solutions	16,563	16,601	7.4%	8.1%	(38)	(0.2)%
Total service revenue	$212,017	$196,050	95.3%	95.9%	$15,967	8.1%

Commercial Services service revenue increased by $9.5 million, or 10.1%, from approximately $94.5 million for the three months ended June 30, 2023 to $104.0 million for the three months ended June 30, 2024. The increase was primarily due to increased travel volume and related tolling activity compared to the prior year. The volume of tolls incurred by RAC vehicles contributed to a $5.7 million growth in revenue and an increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $2.7 million growth in revenue during the three months ended June 30, 2024, compared to the same period in 2023. In addition, there was more revenue generated from processing violations compared to the prior year.

Government Solutions service revenue increased by $6.5 million, or 7.6%, from approximately $85 million for the three months ended June 30, 2023, to $91.5 million for the three months ended June 30, 2024. The increase was primarily driven by program expansion from existing customers, new cities implementing automated enforcement efforts to improve road safety and from maintenance programs for international customers which together contributed $4.7 million growth compared to the prior year. Outside of our contract with NYCDOT, we experienced a 14% increase in service revenue due to these factors. The remaining increase is attributable to expansions across school bus stop-arm and bus lane programs.

Parking Solutions service revenue was relatively consistent at $16.6 million for both the three months ended June 30, 2024 and 2023. Increased revenue from SaaS product offerings was partially offset by reduction in professional services related to parking management solutions.

Product Sales. Product sales were $10.4 million and $8.4 million for the three months ended June 30, 2024 and 2023, respectively. Product sales increased by $2.0 million, which was due to a $3.0 million growth in product sales to Government Solutions customers, partially offset by a $1.0 million decrease in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $4.3 million for the three months ended June 30, 2023 to $4.6 million for the three months ended June 30, 2024, mainly due to increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by approximately $1.8 million from $6.0 million in the three months ended June 30, 2023 to $7.8 million in the three months ended June 30, 2024, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $9.2 million, or 14.1%, from $65.7 million for the three months ended June 30, 2023 to $74.9 million for the three months ended June 30, 2024. The increase in 2024 was primarily attributable to increases of $5.0 million in wages expense, $1.9 million of information technology costs, and $1.5 million of subcontractor costs compared to the prior period. Operating expenses as a percentage of total revenue increased from 32.1% to 33.7% for the three months ended June 30, 2023 and 2024, respectively.

The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Operating expenses
Commercial Services	$23,189	$20,780	10.4%	10.1%	$2,409	11.6%
Government Solutions	46,153	39,399	20.7%	19.3%	6,754	17.1%
Parking Solutions	4,488	4,931	2.1%	2.4%	(443)	(9.0)%
Total operating expenses before stock-based compensation	73,830	65,110	33.2%	31.8%	8,720	13.4%
Stock-based compensation	1,073	547	0.5%	0.3%	526	96.2%
Total operating expenses	$74,903	$65,657	33.7%	32.1%	$9,246	14.1%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $46.3 million for the three months ended June 30, 2024 compared to $43.2 million for the same period in 2023. This increase was primarily due to $2.2 million in higher wages expense, and overall increases in stock-based compensation, marketing and other general expenses which were partially offset by a decrease in professional services costs compared to prior year. Selling, general and administrative expenses as a percentage of total revenue decreased slightly from 21.1% to 20.8% for the three months ended June 30, 2023 and 2024, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Selling, general and administrative expenses
Commercial Services	$15,757	$16,131	7.1%	7.9%	$(374)	(2.3)%
Government Solutions	16,743	15,926	7.5%	7.8%	817	5.1%
Parking Solutions	6,644	6,441	3.0%	3.2%	203	3.2%
Corporate and other	1,682	729	0.8%	0.3%	953	130.7%
Total selling, general and administrative expenses before stock-based compensation	40,826	39,227	18.4%	19.2%	1,599	4.1%
Stock-based compensation	5,517	3,978	2.4%	1.9%	1,539	38.7%
Total selling, general and administrative expenses	$46,343	$43,205	20.8%	21.1%	$3,138	7.3%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by approximately $1.6 million to $27.5 million for the three months ended June 30, 2024 from $29.1 million for the same period in 2023. This was mainly due to a developed technology intangible asset being fully amortized in the three months ended June 30, 2024 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in the 2024 period.

Interest Expense, Net. Interest expense, net decreased by approximately $4.0 million from $22.8 million for the three months ended June 30, 2023 to $18.8 million for the same period in 2024 which was primarily attributable to voluntary principal prepayments made during 2023 and 2024 which lowered the outstanding debt balance. In addition, the average variable interest rate on the 2021 Term Loan was 27 basis points lower for the three months ended June 30, 2024 compared to the prior period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.”

Change in Fair Value of Private Placement Warrants. We recorded a loss of $10.9 million for the three months ended June 30, 2023 related to the change in fair value of our Private Placement Warrants which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of the reporting period or a final re-measurement upon their exercise.

Gain on Interest Rate Swap. We recorded a gain of less than $(0.1) million during the three months ended June 30, 2024, of which $0.2 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.3) million related to the monthly cash proceeds on the interest rate swap. We recorded a $(4.8) million gain during the three months ended June 30, 2023, of which approximately $(5.1) million is associated with the derivative instrument re-measured to fair value at the end of the reporting period, offset by $0.3 million related to the monthly cash payments made.

Loss on Extinguishment of Debt. We recorded a $0.2 million loss on extinguishment of debt during the three months ended June 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments of $10.0 million on the 2021 Term Loan.

Other Income, Net. Other income, net was $5.2 million for the three months ended June 30, 2024 compared to $4.5 million for the three months ended June 30, 2023. The increase of $0.7 million is primarily attributable to volume rebates earned on increased credit card purchases from prepayment of tolling transactions driven by travel demand.

Income Tax Provision. Income tax provision was $13.4 million representing an effective tax rate of 28.1% for the three months ended June 30, 2024 compared to a tax provision of $12.5 million, with an effective tax rate of 39.6% for the same period in 2023. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year without a comparable impact in the current period.

Net Income. We had net income of $34.2 million for the three months ended June 30, 2024, as compared to a net income of $19.1 million for the three months ended June 30, 2023. The $15.1 million increase in net income was primarily due to the change in fair value of Private Placement Warrants expense in the prior year period, decrease in interest expense and the other statement of operations activity discussed above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue	$414,738	$380,748	96.0%	96.1%	$33,990	8.9%
Product sales	17,418	15,616	4.0%	3.9%	1,802	11.5%
Total revenue	432,156	396,364	100.0%	100.0%	35,792	9.0%
Cost of service revenue, excluding depreciation and amortization	8,946	8,568	2.1%	2.1%	378	4.4%
Cost of product sales	13,134	11,345	3.0%	2.9%	1,789	15.8%
Operating expenses	145,543	127,500	33.7%	32.2%	18,043	14.2%
Selling, general and administrative expenses	94,514	83,218	21.9%	21.0%	11,296	13.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	54,497	59,421	12.6%	15.0%	(4,924)	(8.3)%
Total costs and expenses	316,634	290,052	73.3%	73.2%	26,582	9.2%
Income from operations	115,522	106,312	26.7%	26.8%	9,210	8.7%
Interest expense, net	38,480	45,458	8.9%	11.5%	(6,978)	(15.4)%
Change in fair value of private placement warrants	—	25,519	—	6.4%	(25,519)	(100.0)%
Gain on interest rate swap	(419)	(2,007)	(0.1)%	(0.5)%	1,588	(79.1)%
Loss on extinguishment of debt	595	1,558	0.1%	0.4%	(963)	(61.8)%
Other income, net	(9,698)	(8,268)	(2.2)%	(2.1)%	(1,430)	17.3%
Total other expenses	28,958	62,260	6.7%	15.7%	(33,302)	(53.5)%
Income before income taxes	86,564	44,052	20.0%	11.1%	42,512	96.5%
Income tax provision	23,192	20,367	5.3%	5.1%	2,825	13.9%
Net income	$63,372	$23,685	14.7%	6.0%	$39,687	167.6%

Service Revenue. Service revenue increased by $34.0 million, or 8.9%, to $414.7 million for the six months ended June 30, 2024 from $380.7 million for the six months ended June 30, 2023, representing 96.0% and 96.1% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue
Commercial Services	$199,874	$180,094	46.3%	45.5%	$19,780	11.0%
Government Solutions	181,744	168,227	42.1%	42.4%	13,517	8.0%
Parking Solutions	33,120	32,427	7.6%	8.2%	693	2.1%
Total service revenue	$414,738	$380,748	96.0%	96.1%	$33,990	8.9%

Commercial Services service revenue increased by $19.8 million, or 11.0%, from $180.1 million for the six months ended June 30, 2023 to $199.9 million for the six months ended June 30, 2024. The increase was primarily due to increased travel volume and related tolling activity compared to the prior year. The volume of tolls incurred by RAC vehicles contributed to a $11.4 million growth in revenue and an increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $6.1 million growth in revenue during the six months ended June 30, 2024, compared to the same period in 2023. In addition, there was more revenue generated from processing violations compared to the prior year.

Government Solutions service revenue increased by $13.5 million, or 8%, from $168.2 million for the six months ended June 30, 2023, to $181.7 million for the six months ended June 30, 2024. The increase was primarily driven by the expansion of speed, red light and maintenance programs which contributed approximately $9.5 million to the service revenue growth compared to the prior year. The remaining increase is attributable to expansions across school bus stop-arm and bus lane programs.

Parking Solutions service revenue grew by $0.7 million, from $32.4 million for the six months ended June 30, 2023 to $33.1 million for the six months ended June 30, 2024. The growth was primarily due to increased revenue from SaaS product offerings, partially offset by a decrease in professional services related to parking management solutions.

Product Sales. Product sales were $17.4 million and $15.6 million for the six months ended June 30, 2024 and 2023, respectively. Product sales increased by $1.8 million, which was due to a $4.2 million growth in product sales to Government Solutions customers, offset by a $2.4 million decrease in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased slightly from $8.6 million for the six months ended June 30, 2023 to $8.9 million for the six months ended June 30, 2024, mainly due to increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by $1.8 million from $11.3 million in the six months ended June 30, 2023 to $13.1 million in the six months ended June 30, 2024, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $18.0 million, or 14.2%, from $127.5 million for the six months ended June 30, 2023 to $145.5 million for the six months ended June 30, 2024. The increase in 2024 was primarily attributable to increases of $11.1 million in wages expense, $4.3 million of information technology costs and $2.0 million of recurring service costs compared to the prior period. Operating expenses as a percentage of total revenue increased from 32.2% to 33.7% for the six months ended June 30, 2023 and 2024, respectively.

The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Operating expenses
Commercial Services	$44,668	$40,645	10.3%	10.3%	$4,023	9.9%
Government Solutions	89,755	77,003	20.8%	19.4%	12,752	16.6%
Parking Solutions	8,981	8,973	2.1%	2.3%	8	0.1%
Total operating expenses before stock-based compensation	143,404	126,621	33.2%	32.0%	16,783	13.3%
Stock-based compensation	2,139	879	0.5%	0.2%	1,260	143.3%
Total operating expenses	$145,543	$127,500	33.7%	32.2%	$18,043	14.2%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $94.5 million for the six months ended June 30, 2024 compared to $83.2 million for the same period in 2023. This is primarily due to a $4.3 million increase in credit loss expense, $4.4 million in higher wages expense and overall increases in stock-based compensation expense, marketing and other general expenses, partially offset by a decrease in professional services costs compared to the prior year. Selling, general and administrative expenses as a percentage of total revenue increased from 21.0% to 21.9% for the six months ended June 30, 2023 and 2024, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Selling, general and administrative expenses
Commercial Services	$33,254	$31,583	7.7%	8.0%	$1,671	5.3%
Government Solutions	34,971	30,566	8.1%	7.7%	4,405	14.4%
Parking Solutions	13,070	12,989	3.0%	3.3%	81	0.6%
Corporate and other	3,210	1,056	0.8%	0.2%	2,154	204.0%
Total selling, general and administrative expenses before stock-based compensation	84,505	76,194	19.6%	19.2%	8,311	10.9%
Stock-based compensation	10,009	7,024	2.3%	1.8%	2,985	42.5%
Total selling, general and administrative expenses	$94,514	$83,218	21.9%	21.0%	$11,296	13.6%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $4.9 million to $54.5 million for the six months ended June 30, 2024 from $59.4 million for the same period in 2023. This was mainly due to certain non-compete, trademark and developed technology intangible assets being fully amortized in the six months ended June 30, 2024 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in the 2024 period.

Interest Expense, Net. Interest expense, net decreased by $7.0 million from approximately $45.5 million for the six months ended June 30, 2023 to $38.5 million for the same period in 2024. This was primarily attributable to voluntary principal prepayments made during 2023 and 2024 which lowered the outstanding debt balance in 2024 coupled with a 50 basis-point reduction in the interest rate from refinancing our debt on February 8, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.

Change in Fair Value of Private Placement Warrants. We recorded a loss of $25.5 million for the six months ended June 30, 2023 related to the change in fair value of our Private Placement Warrants which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of the reporting period, or a final re-measurement upon their exercise.

Gain on Interest Rate Swap. We recorded a $(0.4) million gain during the six months ended June 30, 2024, of which $0.2 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.6) million related to the monthly cash proceeds. We recorded a $(2.0) million gain during the six months ended June 30, 2023, of which approximately $(3.6) million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $1.6 million related to the monthly cash payments.

Loss on Extinguishment of Debt. We recorded a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024. We recorded a $1.6 million loss on extinguishment of debt during the six months ended June 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments of $72.5 million on the 2021 Term Loan.

Other Income, Net. Other income, net was approximately $9.7 million for the six months ended June 30, 2024 compared to $8.3 million for the six months ended June 30, 2023. The increase of $1.4 million is primarily attributable to volume rebates earned from total spend on purchasing cards from increased tolling and travel activity.

Income Tax Provision. Income tax provision was $23.2 million representing an effective tax rate of 26.8% for the six months ended June 30, 2024 compared to a tax provision of $20.4 million, with an effective tax rate of 46.2% for the same period in 2023. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year without a comparable impact in the current period.

Net Income. We had net income of $63.4 million for the six months ended June 30, 2024, as compared to a net income of $23.7 million for the six months ended June 30, 2023. The $39.7 million increase in net income was primarily due to the change in fair value of Private Placement Warrants expense in the prior year period, decrease in interest expense and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of June 30, 2024, we had $74.6 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $122.0 million as of June 30, 2024.

We made early repayments of approximately $2.3 million and $4.5 million on our 2021 Term Loan during the three and six months ended June 30, 2024. In addition, we entered into a third amendment to the 2021 Term Loan (the “Third Amendment”) in February 2024 to refinance the entire outstanding amount under the 2021 Term Loan and reduce the interest rate and eliminate the credit spread adjustment. As of June 30, 2024, the total principal outstanding on the 2021 Term Loan was $700.1 million.

At June 30, 2024, the tax receivable agreement liability was approximately $53.5 million. We expect to make payments of approximately $5.0 million per year for the next 11 years.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. The level at which we repurchase depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. On June 6, 2024, the Company entered into a share repurchase agreement with a stockholder, pursuant to which the Company repurchased, directly from the stockholder, 2.0 million shares of the Company’s Class A Common Stock for an aggregate purchase price of $51.5 million. The repurchased shares were subsequently retired. As of June 30, 2024, $48.5 million remains available under the share repurchase program. Refer to Note 10, Stockholders' Equity, in Part I, Item 1, Financial Statements for additional information on our share repurchases.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2024	2023
Net cash provided by operating activities	$74,368	$107,927
Net cash used in investing activities	(27,677)	(31,525)
Net cash (used in) provided by financing activities	(60,917)	27,909

Cash Flows from Operating Activities

Cash provided by operating activities decreased by approximately $33.5 million from $107.9 million for the six months ended June 30, 2023 to $74.4 million for the six months ended June 30, 2024. Net income year over year increased by approximately $39.7 million, from $23.7 million in 2023 to $63.4 million in 2024. The aggregate adjustments to reconcile net income to net cash provided by operating activities decreased $14.8 million mainly due to the change in fair value of private placement warrants and decreased amortization, which were partially offset by increases in credit loss expense, stock based compensation and change in deferred income taxes. The aggregate changes in operating assets and liabilities decreased by $58.4 million in 2024 compared to the prior year primarily due to payments for a legal settlement and other current liabilities that were previously accrued for, decrease in deferred revenue and increases in prepaid and other current assets.

Cash Flows from Investing Activities

Cash used in investing activities was $27.7 million and $31.5 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used was primarily driven by approximately $0.6 million of cash received from the interest rate swap in 2024 compared to $1.6 million of cash paid in the prior year, and a $1.8 million decrease in cash used for purchases of installation and service parts and property and equipment compared to the prior year.

Cash Flows from Financing Activities

Cash (used in) provided by financing activities was $(60.9) million and $27.9 million for the six months ended June 30, 2024 and 2023, respectively. The cash used in 2024 was mainly due to $51.5 million paid for share repurchases, $5.7 million of payments for employee tax withholding related to RSUs and PSUs vesting and early repayments of $4.5 million on our 2021 Term Loan. The cash provided in 2023 was mainly due to the $105.8 million proceeds from the exercise of warrants issued in connection with the IPO, partially offset by early repayments totaling $72.5 million on our 2021 Term Loan.

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

In February 2024, VM Consolidated entered into the Third Amendment to refinance the 2021 Term Loan (the “Refinancing Transaction”). Pursuant to the Third Amendment, the interest rate was reduced by 50 basis points to SOFR + 2.75% from SOFR + 3.25% with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448%

to 0.71513%, was eliminated, which resulted in a total savings of 61.5 basis points. In addition, the 2021 Term Loan no longer contains a provision for principal repayments which were previously required to be paid in quarterly installments. During the six months ended June 30, 2024, we made early repayments of approximately $4.5 million on the 2021 Term Loan and as a result, the total principal outstanding was $700.1 million as of June 30, 2024.

We evaluated the Refinancing Transaction on a lender-by-lender basis and accounted accordingly for debt extinguishment costs and debt modification costs (for the portion of the transaction that did not meet the accounting criteria for debt extinguishment). We recorded a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transaction.

The 2021 Term Loan now bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of June 30, 2024, the interest rate on the 2021 Term Loan was 8.1%.

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

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There are no outstanding borrowings on the Revolver as of June 30, 2024 or December 31, 2023. The availability to borrow was $74.6 million, net of $0.4 million of outstanding letters of credit at June 30, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.4 million of outstanding letters of credit as of June 30, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At June 30, 2024, we were compliant with all debt covenants.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $18.8 million and $22.8 million for the three months ended June 30, 2024 and 2023, respectively, and $38.5 million and $45.5 million for the six months ended June 30, 2024 and 2023, respectively.

See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements, for additional information on the interest rate swap entered into in December 2022 to hedge our exposure against higher interest rates.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2024.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $700.1 million at June 30, 2024. The 2021 Term Loan now bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of June 30, 2024, the interest rate on the 2021 Term Loan was 8.1%.

Based on the June 30, 2024 balance outstanding, each 1% movement in interest rates will result in an approximately $7.0 million change in annual interest expense.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. Under the interest rate swap agreement, we pay a fixed rate of 5.17% and the counterparty pays a variable interest rate which is net settled. The notional amount on the interest rate swap is $675.0 million. We have the option to effectively terminate the interest rate swap agreement as of December 2023, and monthly thereafter until December 2025, in the event interest rates decrease. We recorded a gain of less than $0.1 million for the three months ended June 30, 2024 and a $0.4 million gain for the six months ended June 30, 2024. See Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements for additional information on the interest rate swap.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures. Based on the results of our assessment, our management concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to a material weakness in our internal control over financial reporting described below and previously disclosed in Part II, Item 9A. “Controls and Procedures” in our Annual Report.

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

Remediation Efforts to Address the Material Weakness

As previously described in Part II, Item 9A. “Controls and Procedures” in our Annual Report, we began implementing a remediation plan to address the material weakness discussed above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company has devoted, significant time and resources to complete its remediation of the material weakness. The Company is targeting completion of the remediation and testing of the material weakness by the end of the 2024 fiscal year.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

From time to time we may become involved with various legal proceedings. Refer to the information contained under the heading “Legal Proceedings” in Note 13 to our Unaudited Condensed Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.

Risks Related to Our Business

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. There have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities

The following details our purchases of our Class A Common Stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
As of March 31, 2024	534,499	$19.69	534,499	$100,000,000
Share repurchases	—	$—	—	$—
As of April 30, 2024	534,499	$—	534,499	$100,000,000
Share repurchases	—	$—	—	$—
As of May 31, 2024	534,499	$—	534,499	$100,000,000
Share repurchases(2)	2,000,000	$25.75	2,000,000	$48,500,000
As of June 30, 2024	2,534,499	$22.72	2,534,499	$48,500,000

(1) On October 30, 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in an open market, ASR or privately negotiated transactions.

(2) During the three months ended June 30, 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended June 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements and Policies.

During the three months ended June 30, 2024, David Roberts, President and Chief Executive Officer, and Craig Conti, Chief Financial Officer, adopted trading arrangements for the sale of shares of our Class A Common Stock in amounts and prices determined in accordance with such plan, as more fully described in the following table:

Name and Title	Action	Date	Rule 10b5-1(1)	Non Rule 10b5-1(2)	Aggregate Number of Securities/Total Dollar Value to be Sold(3)	Expiration

David Roberts, President and Chief Executive Officer	Adoption	May 6, 2024	X		129,018	February 6, 2025
Craig Conti, Chief Financial Officer	Adoption	May 9, 2024	X		25,000	February 7, 2025

(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(3) Represents aggregate number of shares to be sold pursuant to the trading arrangement.

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

VERRA MOBILITY CORPORATION

Date: August 8, 2024	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)