Form 10-Q
period 2024-09-30
VERRA MOBILITY Corp
filed 2024-10-31
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 164,804,157 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2024

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, and technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”), as updated by the Company’s subsequent filings with the SEC, which highlight, among other risks:

•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, and risks relating to our contract with NYCDOT (defined below), which comprises a material portion of our revenue, expires on December 31, 2024 and is subject to competitive procurement, and for which there can be no assurance that we will be successful in securing an extension of the contract or winning the competitive procurement. If our contract with NYCDOT is not extended or we are not successful in winning the competitive procurement for a new contract with NYCDOT, it would have a material adverse effect on our business, financial condition and results of operations;
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

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Report represent our views as of the date hereof. Except as may be required by law, we undertake no obligation to update any of these forward-looking statements for any reason or to conform these statements to actual results or revised expectations.

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$206,088	$136,309
Restricted cash	7,125	3,413
Accounts receivable (net of allowance for credit losses of $19.6 million and $18.5 million at September 30, 2024 and December 31, 2023, respectively)	194,587	197,824
Unbilled receivables	51,100	37,065
Inventory	18,708	17,966
Prepaid expenses and other current assets	51,407	46,961
Total current assets	529,015	439,538
Installation and service parts, net	30,134	22,895
Property and equipment, net	136,815	123,248
Operating lease assets	30,710	33,523
Intangible assets, net	251,327	301,025
Goodwill	838,151	835,835
Other non-current assets	34,429	33,919
Total assets	$1,850,581	$1,789,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$100,225	$78,749
Deferred revenue	30,204	28,788
Accrued liabilities	66,966	93,119
Tax receivable agreement liability, current portion	5,098	5,098
Current portion of long-term debt	—	9,019
Total current liabilities	202,493	214,773
Long-term debt, net of current portion	1,037,174	1,029,113
Operating lease liabilities, net of current portion	26,873	29,124
Tax receivable agreement liability, net of current portion	48,369	48,369
Asset retirement obligations	15,208	14,580
Deferred tax liabilities, net	16,886	18,360
Other long-term liabilities	17,032	14,197
Total liabilities	1,364,035	1,368,516
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 164,804 and 166,555 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16	17
Additional paid-in capital	564,491	557,513
Accumulated deficit	(71,149)	(125,887)
Accumulated other comprehensive loss	(6,812)	(10,176)
Total stockholders' equity	486,546	421,467
Total liabilities and stockholders' equity	$1,850,581	$1,789,983

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Service revenue	$217,267	$201,029	$632,005	$581,777
Product sales	8,284	8,904	25,702	24,520
Total revenue	225,551	209,933	657,707	606,297
Cost of service revenue, excluding depreciation and amortization	5,378	5,150	14,324	13,718
Cost of product sales	5,621	6,864	18,755	18,209
Operating expenses	76,026	68,873	221,569	196,373
Selling, general and administrative expenses	47,918	42,276	142,432	125,494
Depreciation, amortization and (gain) loss on disposal of assets, net	26,718	27,597	81,215	87,018
Total costs and expenses	161,661	150,760	478,295	440,812
Income from operations	63,890	59,173	179,412	165,485
Interest expense, net	18,723	20,384	57,203	65,842
Change in fair value of private placement warrants	—	(553)	—	24,966
Loss (gain) on interest rate swap	913	60	494	(1,947)
Loss on extinguishment of debt	33	1,975	628	3,533
Other income, net	(4,272)	(4,498)	(13,970)	(12,766)
Total other expenses	15,397	17,368	44,355	79,628
Income before income taxes	48,493	41,805	135,057	85,857
Income tax provision	13,761	11,497	36,953	31,864
Net income	$34,732	$30,308	$98,104	$53,993
Other comprehensive income (loss):
Change in foreign currency translation adjustment	5,190	(4,189)	3,364	(3,561)
Total comprehensive income	$39,922	$26,119	$101,468	$50,432
Net income per share:
Basic	$0.21	$0.18	$0.59	$0.35
Diluted	$0.21	$0.18	$0.58	$0.34
Weighted average shares outstanding:
Basic	164,735	168,089	165,676	156,196
Diluted	167,624	169,497	168,318	157,133

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	166,555	$17	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	29,149	—	29,149
Share repurchases and retirement	(534)	—	(1,789)	1,789	—	—
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	445	—	—	—	—	—
Exercise of stock options	50	—	689	—	—	689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(4,608)	—	—	(4,608)
Stock-based compensation	—	—	5,558	—	—	5,558
Other comprehensive loss, net of tax	—	—	—	—	(3,260)	(3,260)
Balance as of March 31, 2024	166,516	17	557,363	(94,949)	(13,436)	448,995
Net income	—	—	—	34,223	—	34,223
Share repurchases and retirement	(2,000)	(1)	(6,694)	(45,155)	—	(51,850)
Vesting of RSUs and PSUs	120	—	—	—	—	—
Exercise of stock options	22	—	285	—	—	285
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(1,050)	—	—	(1,050)
Stock-based compensation	—	—	6,590	—	—	6,590
Other comprehensive income, net of tax	—	—	—	—	1,434	1,434
Balance as of June 30, 2024	164,658	16	556,494	(105,881)	(12,002)	438,627
Net income	—	—	—	34,732	—	34,732
Vesting of RSUs and PSUs	16	—	—	—	—	—
Exercise of stock options	130	—	1,727	—	—	1,727
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(168)	—	—	(168)
Stock-based compensation	—	—	6,438	—	—	6,438
Other comprehensive income, net of tax	—	—	—	—	5,190	5,190
Balance as of September 30, 2024	164,804	$16	$564,491	$(71,149)	$(6,812)	$486,546

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)

(Unaudited)

For the Three and Nine Months Ended September 30, 2023

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	4,577	—	4,577
Vesting of RSUs and PSUs	313	—	—	—	—	—	—
Exercise of stock options	53	—	—	699	—	—	699
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(2,526)	—	—	(2,526)
Exercise of warrants	633	—	—	—	—	—	—
Stock-based compensation	—	—	—	3,378	—	—	3,378
Other comprehensive loss, net of tax	—	—	—	—	—	(90)	(90)
Balance as of March 31, 2023	149,961	15	36,575	306,974	(93,501)	(12,955)	237,108
Net income	—	—	—	—	19,108	—	19,108
Earn-out shares issued to PE Greenlight Holdings, LLC	2,500	—	(18,288)	18,288	—	—	—
Vesting of RSUs and PSUs	121	—	—	—	—	—	—
Exercise of stock options	127	—	—	1,689	—	—	1,689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(502)	—	—	(502)
Exercise of warrants	14,208	2	—	202,652	—	—	202,654
Stock-based compensation	—	—	—	4,525	—	—	4,525
Other comprehensive income, net of tax	—	—	—	—	—	718	718
Balance as of June 30, 2023	166,917	17	18,287	533,626	(74,393)	(12,237)	465,300
Net income	—	—	—	—	30,308	—	30,308
Earn-out shares issued to PE Greenlight Holdings, LLC	2,500	—	(18,287)	18,287	—	—	—
Share repurchases and retirement	(4,581)	—	—	(15,176)	(84,824)	—	(100,000)
Vesting of RSUs and PSUs	7	—	—	—	—	—	—
Exercise of stock options	34	—	—	457	—	—	457
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(49)	—	—	(49)
Exercise of warrants	1,433	—	—	7,786	—	—	7,786
Stock-based compensation	—	—	—	4,443	—	—	4,443
Other comprehensive loss, net of tax	—	—	—	—	—	(4,189)	(4,189)
Balance as of September 30, 2023	166,310	$17	$—	$549,374	$(128,909)	$(16,426)	$404,056

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Cash Flows from Operating Activities:
Net income	$98,104	$53,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,982	86,835
Amortization of deferred financing costs and discounts	3,437	3,600
Change in fair value of private placement warrants	—	24,966
Change in fair value of interest rate swap	1,316	(3,361)
Loss on extinguishment of debt	628	3,533
Credit loss expense	11,425	7,553
Deferred income taxes	(1,684)	(7,236)
Stock-based compensation	18,586	12,346
Other	749	306
Changes in operating assets and liabilities:
Accounts receivable	(7,891)	(35,854)
Unbilled receivables	(13,912)	(9,529)
Inventory	511	(1,061)
Prepaid expenses and other assets	(3,423)	2,948
Deferred revenue	1,401	3,475
Accounts payable and other current liabilities	(6,600)	27,059
Other liabilities	(474)	798
Net cash provided by operating activities	183,155	170,371
Cash Flows from Investing Activities:
Cash receipts (payments) for interest rate swap	822	(1,414)
Purchases of installation and service parts and property and equipment	(52,009)	(40,501)
Cash proceeds from the sale of assets	156	222
Net cash used in investing activities	(51,031)	(41,693)
Cash Flows from Financing Activities:
Repayment of long-term debt	(4,509)	(179,264)
Payment of debt issuance costs	(440)	(362)
Proceeds from the exercise of warrants	—	161,408
Share repurchases and retirement	(51,500)	(100,000)
Proceeds from the exercise of stock options	2,701	2,845
Payment of employee tax withholding related to RSUs and PSUs vesting	(5,826)	(3,077)
Net cash used in financing activities	(59,574)	(118,450)
Effect of exchange rate changes on cash and cash equivalents	941	(1,013)
Net increase in cash, cash equivalents and restricted cash	73,491	9,215
Cash, cash equivalents and restricted cash - beginning of period	139,722	109,115
Cash, cash equivalents and restricted cash - end of period	$213,213	$118,330

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$206,088	$114,379
Restricted cash	7,125	3,951
Total cash, cash equivalents and restricted cash	$213,213	$118,330

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Supplemental cash flow information:
Interest paid	$53,821	$60,370
Income taxes paid, net of refunds	38,018	37,627
Supplemental non-cash investing and financing activities:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	3,998	6,927
Accrued excise tax payable on net share repurchases	350	—
Earn-out shares issued to PE Greenlight Holdings, LLC	—	36,575
Increase in additional paid-in capital due to exercise of private placement warrants	—	49,032

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

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
City of New York Department of Transportation	15.5%	16.5%	15.9%	17.1%

The City of New York Department of Transportation (“NYCDOT”) represented 13% and 18% of total accounts receivable, net as of September 30, 2024 and December 31, 2023, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hertz Corporation	10.5%	11.8%	10.9%	11.8%
Avis Budget Group, Inc.	14.2%	15.1%	13.7%	13.8%
Enterprise Mobility	12.2%	11.6%	11.6%	10.5%

No Commercial Services customer exceeded 10% of total accounts receivable, net as of any of the periods presented.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivable, net for the Parking Solutions segment as of or for any of the periods presented.

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

The Company identified pools of receivables based on the type of business, industry in which the customer operates and historical credit loss patterns. The following presents the activity in the allowance for credit losses by reportable segment for the nine months ended September 30, 2024 and 2023, respectively:

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2024	$15,661	$2,426	$426	$18,513
Credit loss expense (income)	11,599	(226)	52	11,425
Write-offs, net of recoveries	(10,240)	(107)	(16)	(10,363)
Balance at September 30, 2024	$17,020	$2,093	$462	$19,575

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2023	$11,177	$4,573	$157	$15,907
Credit loss expense (income)	9,378	(1,964)	139	7,553
Write-offs, net of recoveries	(5,135)	(185)	(562)	(5,882)
Balance at September 30, 2023	$15,420	$2,424	$(266)	$17,578

(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 82% and 86% of the total Commercial Services allowance for credit losses as of September 30, 2024 and 2023, respectively.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. The Company had approximately $11.2 million and $13.1 million of deferred revenue in the Government Solutions segment as of September 30, 2024 and December 31, 2023, respectively. The Company recognized $1.1 million and $1.7 million of revenue excluding exchange rate impact during the three months ended September 30, 2024 and 2023, respectively, and $7.0 million and $5.8 million, of revenue excluding exchange rate impact during the nine months ended September 30, 2024 and 2023, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022. The Company had approximately $24.5 million and $19.7 million of deferred revenue in the Parking Solutions segment as of September 30, 2024 and December 31, 2023, respectively. The Company recognized $2.6 million and $3.9 million of revenue during the three months ended September 30, 2024 and 2023, respectively, and $18.0 million and $18.7 million of revenue during the nine months ended September 30, 2024 and 2023, respectively, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022.

Transaction price allocated to the remaining performance obligations includes deferred revenue above and unbilled amounts that are expected to be recognized as revenue in future periods. As of September 30, 2024, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $254.8 million, of which $127.8 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate, “SOFR”) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company paid a fixed rate of 5.17% and the counterparty paid a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provided for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap was $675.0 million. The Company had the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company treated the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash receipts or payments were recorded in the condensed consolidated statements of operations within the loss (gain) on interest rate swap line item. The Company exercised its option to cancel the interest rate swap agreement as of September 30, 2024.

The following details the components of the loss (gain) on interest rate swap for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Change in fair value	$1,169	$202	$1,316	$(3,361)
Cash (receipts) payments	(256)	(142)	(822)	1,414
Total loss (gain) on interest rate swap	$913	$60	$494	$(1,947)

The effect of remeasurement to fair value was recorded within the operating activities section and the monthly cash proceeds received or payments made were recorded within the investing activities section in the condensed consolidated statements of cash flows. See Note 7, Fair Value of Financial Instruments, for further discussion on the fair value measurement of the interest rate swap.

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

Accounting Standards Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU intends to enhance disclosure related to significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”), amounts presented as “other” within segment profit (loss), require that all annual disclosures are also reported for interim periods, further define the CODM and how they use segment profit (loss) to allocate resources, and require that entities with only a single reportable segment provide all required segment disclosures. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This change will apply retrospectively to all periods presented. The adoption of this standard will only require changes to the Company's disclosures with no expected impact to its results of operations, financial position or cash flows. The Company is currently evaluating the impact of this standard on its financial statements.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2024	December 31, 2023
Prepaid services	$12,695	$10,496
Income taxes receivable	9,211	9,830
Prepaid tolls	8,594	9,174
Prepaid computer maintenance	6,766	6,775
Costs to fulfill a customer contract	6,650	5,852
Prepaid insurance	3,325	1,755
Deposits	3,195	2,322
Other	971	757
Total prepaid expenses and other current assets	$51,407	$46,961

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2023	$422,091	$214,602	$199,142	$835,835
Foreign currency translation adjustment	2,068	248	—	2,316
Balance at September 30, 2024	$424,159	$214,850	$199,142	$838,151

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2024			December 31, 2023
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	5.3 years	$4,812	$1,927	0.3 years	$36,190	$32,882
Patent	4.1 years	500	92	4.8 years	500	17
Non-compete agreements		—	—	0.0 years	62,540	62,540
Customer relationships	3.8 years	560,388	334,420	4.5 years	558,801	288,065
Developed technology	4.0 years	40,807	18,741	0.8 years	201,657	175,159
Gross carrying value of intangible assets		606,507	$355,180		859,688	$558,663
Less: accumulated amortization		(355,180)			(558,663)
Intangible assets, net		$251,327			$301,025

Amortization expense was $16.8 million and $18.9 million for the three months ended September 30, 2024 and 2023, respectively, and was $50.3 million and $60.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2024	$16,842
2025	64,670
2026	57,657
2027	28,624
2028	22,612
Thereafter	60,922
Total	$251,327

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2024	December 31, 2023
Accrued salaries and wages	$26,272	$27,905
Accrued interest payable	9,043	4,594
Current deferred tax liabilities	7,599	7,574
Current portion of operating lease liabilities	6,683	7,133
Restricted cash due to customers	6,208	2,835
Advanced deposits	3,972	2,308
Payroll tax liabilities	3,353	3,214
Accrued legal settlement	—	31,500
Other	3,836	6,056
Total accrued liabilities	$66,966	$93,119

6. Long-term Debt

The following table provides a summary of the Company’s long-term debt at:

($ in thousands)	September 30, 2024	December 31, 2023
2021 Term Loan, due 2028	$700,078	$704,587
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(2,745)	(3,646)
Less: unamortized deferred financing costs	(10,159)	(12,809)
Total long-term debt	1,037,174	1,038,132
Less: current portion of long-term debt	—	(9,019)
Total long-term debt, net of current portion	$1,037,174	$1,029,113

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

During the nine months ended September 30, 2024 and 2023, the Company made early repayments of approximately $4.5 million and $172.5 million, respectively, on the 2021 Term Loan, and as a result the total principal outstanding on the 2021 Term Loan was $700.1 million as of September 30, 2024.

The Company recorded less than $0.1 million and $0.6 million loss on extinguishment of debt during the three and nine months ended September 30, 2024 primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transaction. It recognized a loss on extinguishment of debt of $2.0 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments.

The 2021 Term Loan bears interest based at the Company’s option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of September 30, 2024, the interest rate on the 2021 Term Loan was 7.6%.

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

Subsequent to September 30, 2024, the Company amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan and to reduce the interest rate by 50 basis points. See Note 15, Subsequent Event, for additional information.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of September 30, 2024 or December 31, 2023. The availability to borrow was $74.6 million, net of $0.4 million of outstanding letters of credit at September 30, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.4 million of outstanding letters of credit as of September 30, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At September 30, 2024, the Company was compliant with all debt covenants in its debt agreements.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $18.7 million and $20.4 million for the three months ended September 30, 2024 and 2023, respectively, and $57.2 million and $65.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 6.9% and 7.7% at September 30, 2024 and December 31, 2023, respectively.

See Note 2, Significant Accounting Policies, for additional information on the interest rate swap entered into in December 2022 to hedge the Company’s exposure against higher interest rates, which was cancelled by the Company as of September 30, 2024.

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

	Level in	September 30, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$690,343	$702,703	$691,821	$709,872
Senior Notes	2	346,831	346,500	346,311	335,125

The Company had issued Private Placement Warrants (as defined below) to acquire shares of the Company's Class A Common Stock in connection with its initial public offering (“IPO”), which Private Placement Warrants had a five-year term and expired in October 2023. During fiscal year 2023, all Private Placement Warrants were exercised by the warrant holders.

The following summarizes the change in fair value of Private Placement Warrant liabilities included in net income and the impact of exercises during the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2023	September 30, 2023
Beginning balance	$5,430	$24,066
Change in fair value of private placement warrants	(553)	24,966
Exercise of warrants	(4,877)	(49,032)
Ending balance	$—	$—

The change in fair value of private placement warrants consisted of adjustments related to the unexercised Private Placement Warrants re-measured to fair value as of September 30, 2023 and the final mark-to-market adjustments for the exercised warrants. During the nine months ended September 30, 2023, there were approximately 6.7 million exercises of Private Placement Warrants which reduced our private placement warrant liabilities by $49.0 million with an offset to common stock at par value and the remaining to additional paid in capital.

The Company has an equity investment measured at cost with a carrying value of $2.1 million as of September 30, 2024 and as of December 31, 2023, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the nine months ended September 30, 2024.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and was classified within level 2 of the fair value hierarchy. The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Prepaid expenses and other current assets
Beginning balance	$799	$2,263	$689	$—
Change in fair value of interest rate swap	(799)	3	(689)	2,266
Ending balance	$—	$2,266	$—	$2,266

Other non-current assets
Beginning balance	$370	$2,296	$627	$1,973
Change in fair value of interest rate swap	(370)	(204)	(627)	119
Ending balance	$—	$2,092	$—	$2,092

Accrued liabilities
Beginning balance	$—	$—	$—	$977
Change in fair value of interest rate swap	—	—	—	(977)
Ending balance	$—	$—	$—	$—

The Company separately classified the current and non-current components based on the value of settlements due within 12 months (current) and greater than 12 months (non-current). The Company exercised its option to cancel the interest rate swap as of September 30, 2024. Refer to Note 2, Significant Accounting Policies, for additional information.

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income	$34,732	$30,308	$98,104	$53,993
Denominator:
Weighted average shares - basic	164,735	168,089	165,676	156,196
Common stock equivalents	2,889	1,408	2,642	937
Weighted average shares - diluted	167,624	169,497	168,318	157,133
Net income per share - basic	$0.21	$0.18	$0.59	$0.35
Net income per share - diluted	$0.21	$0.18	$0.58	$0.34
Antidilutive shares excluded from diluted net income per share:
ASR shares (1)	—	985	—	985
Non-qualified stock options	—	139	—	761
Performance share units	1	12	12	341
Restricted stock units	—	107	32	114
Total antidilutive shares excluded	1	1,243	44	2,201

(1)
This represents the number of additional estimated shares the counterparties to the Company’s accelerated share repurchase (“ASR”) initiated in the third quarter of 2023 would have been required to deliver had the ASR been settled as of September 30, 2023. The final settlement occurred in the first quarter of 2024, at which time, the Company received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

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

The Company’s effective income tax rate was 28.4% and 27.5% for the three months ended September 30, 2024 and 2023, respectively, and 27.4% and 37.1% for the nine months ended September 30, 2024 and 2023, respectively. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year periods without a comparable impact in the current periods.

10. Stockholders’ Equity

Warrants

As of September 30, 2023, all warrants that were outstanding to acquire shares of the Company’s Class A Common Stock, including warrants originally issued to Gores Sponsor II, LLC in a private placement in connection with the IPO (the “Private Placement Warrants”) and the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”), were either exercised by the holder or redeemed by the Company.

During the nine months ended September 30, 2023, the Company processed the exercise of 20.0 million Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds as of September 30, 2023. The remaining Warrant exercises were completed on a cashless basis. In addition, the Company redeemed 634 Public Warrants at a price of $0.01 per warrant pursuant to the terms of the warrant agreement governing the Public Warrants.

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

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during the three months ended September 2023, which it subsequently retired. In September 2023, the Company used the remaining availability under the share repurchase program for an ASR and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, the Company received 534,499 additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

The Company paid a total of $100.0 million for share repurchases during the three and nine months ended September 30, 2023, and accounted for the transactions by deducting the par value of the Class A Common Stock from the Company’s common stock, reducing $15.2 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $84.8 million. In connection with the final settlement, the Company reduced the par value of the Class A Common Stock from common stock and $1.8 million from additional paid-in capital calculated using an average share price, with an offset of $1.8 million to accumulated deficit on the condensed consolidated statements of stockholders' equity during the nine months ended September 30, 2024.

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

On June 6, 2024, the Company entered into a share repurchase agreement with a stockholder, pursuant to which the Company repurchased, directly from the stockholder, 2.0 million shares of the Company’s Class A Common Stock for an aggregate purchase price of $51.5 million. The repurchased shares were subsequently retired. In addition, the Company recorded approximately $0.4 million within accrued liabilities for direct costs related to the excise tax payable on net share repurchases on the condensed consolidated balance sheets as of September 30, 2024. In connection with this repurchase, the Company reduced the par value from common stock and $6.7 million from additional paid-in capital calculated using an average share price, with an increase of $45.2 million to accumulated deficit on the condensed consolidated statements of stockholders' equity. As of September 30, 2024, $48.5 million remains available under the Company’s authorized share repurchase program.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Operating expenses	$1,047	$628	$3,186	$1,507
Selling, general and administrative expenses	5,391	3,815	15,400	10,839
Total stock-based compensation expense	$6,438	$4,443	$18,586	$12,346

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

At September 30, 2024, the TRA liability was approximately $53.5 million of which $5.1 million was the current portion and $48.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets.

Earn-Out Agreement

Under the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which the Company became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries, PE Greenlight Holdings, LLC was entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeded certain defined thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during a five-year period. There were four tranches of contingent shares under the agreement, with each tranche resulting in an issuance of 2,500,000 shares of Class A Common Stock (not to exceed a total of 10,000,000 shares). On June 14, 2023 and July 26, 2023, the criteria for the issuance of the remaining tranches of Earn-out Shares was met and the Company issued an aggregate 5,000,000 shares, which resulted in an increase in the Company's common stock and additional paid-in capital accounts of approximately $36.6 million with a corresponding decrease to the common stock contingent consideration account. As of September 30, 2023, all contingent shares have been issued under the Merger Agreement.

13. Commitments and Contingencies

The Company had $2.5 million of bank guarantees at September 30, 2024 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at September 30, 2024 were $33.7 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months, and approximately $9.6 million is expected to be incurred subsequent to September 30, 2025.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. Merits discovery in the trial court is underway. Trial is expected to occur in March 2025. Based on the information available to the Company at present, the Company is unable to estimate a reasonably possible range of loss for this action and, accordingly, it has not accrued any liability associated with this action.

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

14. Segment Reporting

The Company has three operating and reportable segments: Commercial Services, Government Solutions and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to RACs, Direct Fleets, FMCs and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. Parking Solutions provides an integrated suite of parking software and hardware solutions to its customers. The Company defines the chief operating decision maker (“CODM”) as its Chief Executive Officer. The Company’s CODM monitors operating performance, allocates resources and deploys capital based on these three segments.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2024
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$109,139	$91,003	$17,125	$—	$217,267
Product sales	—	4,848	3,436	—	8,284
Total revenue	109,139	95,851	20,561	—	225,551
Cost of service revenue, excluding depreciation and amortization	741	482	4,155	—	5,378
Cost of product sales	—	2,958	2,663	—	5,621
Operating expenses	24,683	46,168	4,128	—	74,979
Selling, general and administrative expenses	14,825	18,519	5,717	—	39,061
Loss on disposal of assets, net	—	84	3	—	87
Other (income) loss, net	(3,977)	(445)	150	—	(4,272)
Segment profit	$72,867	$28,085	$3,745	$—	$104,697
Segment profit	$72,867	$28,085	$3,745	$—	$104,697
Depreciation and amortization	—	—	—	26,631	26,631
Transaction and other related expenses	—	—	—	2,483	2,483
Transformation expenses	—	—	—	983	983
Loss on interest rate swap	—	—	—	913	913
Loss on extinguishment of debt	—	—	—	33	33
Stock-based compensation	—	—	—	6,438	6,438
Interest expense, net	—	—	—	18,723	18,723
Income before income taxes	$72,867	$28,085	$3,745	$(56,204)	$48,493

	For the Three Months Ended September 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$98,149	$85,092	$17,788	$—	$201,029
Product sales	—	5,193	3,711	—	8,904
Total revenue	98,149	90,285	21,499	—	209,933
Cost of service revenue, excluding depreciation and amortization	567	578	4,005	—	5,150
Cost of product sales	—	3,584	3,280	—	6,864
Operating expenses	21,174	42,395	4,676	—	68,245
Selling, general and administrative expenses	15,544	15,181	6,002	—	36,727
Loss on disposal of assets, net	—	54	13	—	67
Other income, net	(4,418)	(75)	(5)	—	(4,498)
Segment profit	$65,282	$28,568	$3,528	$—	$97,378
Segment profit	$65,282	$28,568	$3,528	$—	$97,378
Depreciation and amortization	—	—	—	27,530	27,530
Transaction and other related expenses	—	—	—	152	152
Transformation expenses	—	—	—	1,582	1,582
Change in fair value of private placement warrants	—	—	—	(553)	(553)
Loss on interest rate swap	—	—	—	60	60
Loss on extinguishment of debt	—	—	—	1,975	1,975
Stock-based compensation	—	—	—	4,443	4,443
Interest expense, net	—	—	—	20,384	20,384
Income before income taxes	$65,282	$28,568	$3,528	$(55,573)	$41,805

	For the Nine Months Ended September 30, 2024
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$309,013	$272,747	$50,245	$—	$632,005
Product sales	—	15,006	10,696	—	25,702
Total revenue	309,013	287,753	60,941	—	657,707
Cost of service revenue, excluding depreciation and amortization	1,891	1,514	10,919	—	14,324
Cost of product sales	—	10,010	8,745	—	18,755
Operating expenses	69,351	135,923	13,109	—	218,383
Selling, general and administrative expenses	48,079	53,490	18,787	—	120,356
Loss on disposal of assets, net	—	224	9	—	233
Other (income) loss, net	(13,473)	(532)	35	—	(13,970)
Segment profit	$203,165	$87,124	$9,337	$—	$299,626
Segment profit	$203,165	$87,124	$9,337	$—	$299,626
Depreciation and amortization	—	—	—	80,982	80,982
Transaction and other related expenses	—	—	—	4,124	4,124
Transformation expenses	—	—	—	2,552	2,552
Loss on interest rate swap	—	—	—	494	494
Loss on extinguishment of debt	—	—	—	628	628
Stock-based compensation	—	—	—	18,586	18,586
Interest expense, net	—	—	—	57,203	57,203
Income before income taxes	$203,165	$87,124	$9,337	$(164,569)	$135,057

	For the Nine Months Ended September 30, 2023
	Commercial	Government	Parking	Corporate
($ in thousands)	Services	Solutions	Solutions	and Other	Total
Service revenue	$278,243	$253,319	$50,215	$—	$581,777
Product sales	—	11,143	13,377	—	24,520
Total revenue	278,243	264,462	63,592	—	606,297
Cost of service revenue, excluding depreciation and amortization	1,738	1,770	10,210	—	13,718
Cost of product sales	—	7,309	10,900	—	18,209
Operating expenses	61,819	119,398	13,649	—	194,866
Selling, general and administrative expenses	47,127	45,747	18,991	—	111,865
Loss on disposal of assets, net	—	170	13	—	183
Other income, net	(12,372)	(325)	(69)	—	(12,766)
Segment profit	$179,931	$90,393	$9,898	$—	$280,222
Segment profit	$179,931	$90,393	$9,898	$—	$280,222
Depreciation and amortization	—	—	—	86,835	86,835
Transaction and other related expenses	—	—	—	484	484
Transformation expenses	—	—	—	2,306	2,306
Change in fair value of private placement warrants	—	—	—	24,966	24,966
Gain on interest rate swap	—	—	—	(1,947)	(1,947)
Loss on extinguishment of debt	—	—	—	3,533	3,533
Stock-based compensation	—	—	—	12,346	12,346
Interest expense, net	—	—	—	65,842	65,842
Income before income taxes	$179,931	$90,393	$9,898	$(194,365)	$85,857

The table below details the following assets by reportable segment as of the respective period-ends:

($ in thousands)	September 30, 2024	December 31, 2023
Property and equipment, net
Commercials Services	$11,372	$9,547
Government Solutions	110,032	98,611
Parking Solutions	13,882	13,281
Corporate and other	1,529	1,809
Total property and equipment, net	$136,815	$123,248
Total assets
Commercials Services	$718,401	$721,192
Government Solutions	515,543	523,687
Parking Solutions	395,891	404,267
Corporate and other	220,746	140,837
Total assets	$1,850,581	$1,789,983

In addition, refer to Note 4, Goodwill and Intangible Assets for goodwill balances by segment.

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Revenues earned from goods transferred to customers at a point in time were approximately $8.3 million and $8.9 million for the three months ended September 30, 2024 and 2023, respectively and were $25.7 million and $24.5 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table details the revenues from international operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2024	2023	2024	2023
Australia	$14,433	$13,461	$41,866	$33,431
Canada	8,063	6,535	24,802	22,336
United Kingdom	4,366	4,923	13,743	17,585
All other	1,493	1,008	3,166	2,430
Total international revenues	$28,355	$25,927	$83,577	$75,782

15. Subsequent Event

Fourth Amendment to 2021 Term Loan

As discussed in the Current Report on 8-K filed with the SEC dated October 3, 2024, the Company amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan (the “Fourth Amendment”) in October 2024 and incurred new Term B-3 Loans (the “New Term Loans”) in the aggregate principal amount of $700.1 million. The proceeds from the New Term Loans were used in their entirety to prepay in full the then outstanding principal amount of the existing term loan under the 2021 Term Loan agreement. In connection with the Fourth Amendment, the interest rate on the approximately $700.1 million outstanding balance of the New Term Loans was reduced by 50 basis points to SOFR + 2.25% from SOFR + 2.75% with the SOFR floor unchanged at 0.00%. The New Term Loans will be subject to a prepayment premium of 1.00% of the principal amount repaid for any voluntary prepayment or mandatory prepayment with proceeds of debt that has a lower effective yield than the New Term Loans or any amendment to the New Term Loans that reduces the interest rate thereon, in each case, to the extent occurring within six months of the effective date of the Fourth Amendment. The maturity date for the 2021 Term Loan agreement remains March 24, 2028, and no changes were made to the financial covenants or other debt repayment terms.

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

Business Overview

We believe we are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe and Canada. We make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data and people to solve transportation challenges for customers around the world, including commercial fleet owners such as rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), as well as governments, universities, parking operators, healthcare facilities, transportation hubs and violation-issuing authorities. Our vision is to continue to develop and use technology and data intelligence to make transportation safer, smarter and more connected globally.

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

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term vision. During the periods presented, we:

•
Increased total revenue by $51.4 million, or 8.5%, from $606.3 million in the nine months ended September 30, 2023 to $657.7 million in the same period in 2024. The increase was mainly due to service revenue resulting from increased travel volume in the Commercial Services segment and the growth from speed, red light and maintenance programs in the Government Solutions segment.
•
Generated cash flows from operating activities of $183.2 million and $170.4 million for the nine months ended September 30, 2024 and 2023, respectively. Our cash on hand was $206.1 million as of September 30, 2024.
•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, we refinanced our debt and reduced our interest rate by 50 basis points and made early repayments of approximately $4.5 million on our 2021 Term Loan during the nine months ended September 30, 2024.

Recent Events

Cancellation of the Interest Rate Swap

We exercised our option to cancel the interest rate swap agreement, effective September 30, 2024, which was previously used to hedge our exposure to higher interest rates associated with the variable portion of the interest rate on our 2021 Term Loan. Refer to Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements, for additional information.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. On June 6, 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. The repurchased shares were subsequently retired. As of September 30, 2024, $48.5 million remains available under the share repurchase program. Refer to Note 10, Stockholders' Equity, in Part I, Item 1, Financial Statements for additional information on our share repurchases.

NYCDOT Contract

The New York City Department of Transportation (“NYCDOT”) represented approximately 16% and 17% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively, and 13% and 18% of total accounts receivable, net as of September 30, 2024 and December 31, 2023, respectively. Our contract with NYCDOT expires on December 31, 2024, and we are presently participating in a competitive procurement for a new NYCDOT automated enforcement program contract. We are in discussions with NYCDOT on an extension and expect to conclude those discussions in a way that will allow NYCDOT to continue to utilize our automated enforcement program until the competitive procurement process is completed. However, there is no assurance that we will be successful in extending the contract at the conclusion of its term or winning the competitive procurement for the new automated enforcement contract. If we are unable to extend the contract with NYCDOT or win the competitive procurement for a new contact with NYCDOT, it would have a material adverse effect on our business, financial condition and results of operations.

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

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consists of liability adjustments related to the Private Placement Warrants originally issued to Gores Sponsor II, LLC re-measured to fair value at the end of the reporting period, and the final re-measurement upon their exercise.

Loss (Gain) on Interest Rate Swap. Loss (gain) on interest rate swap related to the changes associated with the derivative instrument re-measured to fair value at the end of the reporting period and the related periodic cash receipts or payments.

Loss on Extinguishment of Debt. Loss on extinguishment of debt consists of the write-off of pre-existing original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on credit card transactions, gains or losses on foreign currency transactions and other non-operating expenses.

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue	$217,267	$201,029	96.3%	95.8%	$16,238	8.1%
Product sales	8,284	8,904	3.7%	4.2%	(620)	(7.0)%
Total revenue	225,551	209,933	100.0%	100.0%	15,618	7.4%
Cost of service revenue, excluding depreciation and amortization	5,378	5,150	2.4%	2.5%	228	4.4%
Cost of product sales	5,621	6,864	2.5%	3.3%	(1,243)	(18.1)%
Operating expenses	76,026	68,873	33.7%	32.8%	7,153	10.4%
Selling, general and administrative expenses	47,918	42,276	21.2%	20.1%	5,642	13.3%
Depreciation, amortization and (gain) loss on disposal of assets, net	26,718	27,597	11.9%	13.1%	(879)	(3.2)%
Total costs and expenses	161,661	150,760	71.7%	71.8%	10,901	7.2%
Income from operations	63,890	59,173	28.3%	28.2%	4,717	8.0%
Interest expense, net	18,723	20,384	8.3%	9.7%	(1,661)	(8.1)%
Change in fair value of private placement warrants	—	(553)	—	(0.3)%	553	(100.0)%
Loss on interest rate swap	913	60	0.4%	0.0%	853	1421.7%
Loss on extinguishment of debt	33	1,975	0.0%	1.0%	(1,942)	(98.3)%
Other income, net	(4,272)	(4,498)	(1.9)%	(2.1)%	226	(5.0)%
Total other expenses	15,397	17,368	6.8%	8.3%	(1,971)	(11.3)%
Income before income taxes	48,493	41,805	21.5%	19.9%	6,688	16.0%
Income tax provision	13,761	11,497	6.1%	5.5%	2,264	19.7%
Net income	$34,732	$30,308	15.4%	14.4%	$4,424	14.6%

Service Revenue. Service revenue increased by $16.2 million, or 8.1%, to $217.3 million for the three months ended September 30, 2024 from $201.0 million for the three months ended September 30, 2023, representing 96.3% and 95.8% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue
Commercial Services	$109,139	$98,149	48.4%	46.8%	$10,990	11.2%
Government Solutions	91,003	85,092	40.3%	40.5%	5,911	6.9%
Parking Solutions	17,125	17,788	7.6%	8.5%	(663)	(3.7)%
Total service revenue	$217,267	$201,029	96.3%	95.8%	$16,238	8.1%

Commercial Services service revenue increased by $11.0 million, or 11.2%, from approximately $98.1 million for the three months ended September 30, 2023 to $109.1 million for the three months ended September 30, 2024. The increase in higher travel volume, product adoption and tolling activity compared to the prior year, contributed to a $4.9 million growth in RAC tolling revenue. In addition, the remaining $6.1 million in revenue growth was contributed from processing violations, titles and registrations, FMC and other revenue during the three months ended September 30, 2024 compared to the same period in 2023.

Government Solutions service revenue increased by $5.9 million, or 6.9%, from approximately $85.1 million for the three months ended September 30, 2023, to $91.0 million for the three months ended September 30, 2024. The increase was primarily driven by the expansion of speed and maintenance programs, contributing approximately $3.8 million to the increase in service revenue for the 2024 quarter. The remaining increase was attributable to expansions across school bus stop arm and bus lane programs. Service revenue growth was driven by 12% of growth outside of New York City.

Parking Solutions service revenue modestly declined by $0.7 million, or 3.7%, from approximately $17.8 million for the three months ended September 30, 2023 to $17.1 million for the three months ended September 30, 2024. The increased revenue from SaaS product offerings was offset by a reduction in professional services related to parking management solutions.

Product Sales. Product sales were $8.3 million and $8.9 million for the three months ended September 30, 2024 and 2023, respectively. Product sales decreased by $0.6 million, which was due to a $0.3 million decline in product sales to Government Solutions international customers, along with a $0.3 million decrease in product sales to Parking Solutions customers driven by a structural transition from hardware to software and mobile payment solutions. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $5.2 million for the three months ended September 30, 2023 to $5.4 million for the same period in 2024, mainly due to increased recurring service costs.

Cost of Product Sales. Cost of product sales decreased by approximately $1.3 million from $6.9 million in the three months ended September 30, 2023 to $5.6 million in the three months ended September 30, 2024, which was in line with the decrease in product sales discussed above.

Operating Expenses. Operating expenses increased by approximately $7.2 million, or 10.4%, from $68.9 million for the three months ended September 30, 2023 to $76.0 million for the three months ended September 30, 2024. The increase in 2024 compared to the prior year period was primarily due to increases of $5.1 million in wages expense, $1.3 million of information technology costs and $1.2 million of subcontractor costs, partially offset by lower costs related to operational equipment and maintenance. Operating expenses as a percentage of total revenue increased from 32.8% to 33.7% for the three months ended September 30, 2023 and 2024, respectively.

The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Operating expenses
Commercial Services	$24,683	$21,174	10.9%	10.1%	$3,509	16.6%
Government Solutions	46,168	42,395	20.5%	20.2%	3,773	8.9%
Parking Solutions	4,128	4,676	1.8%	2.2%	(548)	(11.7)%
Total operating expenses before stock-based compensation	74,979	68,245	33.2%	32.5%	6,734	9.9%
Stock-based compensation	1,047	628	0.5%	0.3%	419	66.7%
Total operating expenses	$76,026	$68,873	33.7%	32.8%	$7,153	10.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $47.9 million for the three months ended September 30, 2024 compared to $42.3 million for the same period in 2023. This increase was mainly due to $2.4 million in higher wages and benefits expense, $1.6 million in stock-based compensation, and higher professional services and marketing costs compared to the prior year period. Selling, general and administrative expenses as a percentage of total revenue increased from 20.1% to 21.2% for the three months ended September 30, 2023 and 2024, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Selling, general and administrative expenses
Commercial Services	$14,825	$15,544	6.6%	7.4%	$(719)	(4.6)%
Government Solutions	18,519	15,181	8.2%	7.2%	3,338	22.0%
Parking Solutions	5,717	6,002	2.5%	2.9%	(285)	(4.7)%
Corporate and other	3,466	1,734	1.5%	0.8%	1,732	99.9%
Total selling, general and administrative expenses before stock-based compensation	42,527	38,461	18.8%	18.3%	4,066	10.6%
Stock-based compensation	5,391	3,815	2.4%	1.8%	1,576	41.3%
Total selling, general and administrative expenses	$47,918	$42,276	21.2%	20.1%	$5,642	13.3%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $0.9 million to $26.7 million for the three months ended September 30, 2024 from $27.6 million for the same period in 2023. This was mainly due to a developed technology intangible asset being fully amortized in the three months ended September 30, 2024 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in the 2024 period.

Interest Expense, Net. Interest expense, net decreased by approximately $1.7 million from $20.4 million for the three months ended September 30, 2023 to $18.7 million for the same period in 2024. This was primarily related to the February 2024 repricing of the 2021 Term Loan and the voluntary principal prepayments made during 2023 and 2024 which lowered the outstanding debt balance. The average variable interest rate on the 2021 Term Loan was 46 basis points lower for the three months ended September 30, 2024 compared to the prior year period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.”

Change in Fair Value of Private Placement Warrants. We recorded a gain of approximately $0.6 million for the three months ended September 30, 2023 related to the change in fair value of our Private Placement Warrants which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of the reporting period or a final re-measurement upon their exercise.

Loss on Interest Rate Swap. We recorded a loss of $0.9 million during the three months ended September 30, 2024, of which $1.2 million was associated with the derivative instrument re-measured to fair value at the end of the reporting period, offset by $0.3 million related to the monthly cash proceeds on the interest rate swap. We recorded a $0.1 million loss during the three months ended September 30, 2023, of which approximately $0.2 million was associated with the derivative instrument re-measured to fair value at the end of the reporting period, offset by $0.1 million related to the monthly cash proceeds. We exercised our option to cancel the interest rate swap agreement as of September 30, 2024.

Loss on Extinguishment of Debt. We recorded a less than $0.1 million loss on extinguishment of debt during the three months ended September 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts on the 2021 Term Loan. We recorded a $2.0 million loss on extinguishment of debt during the three months ended September 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $100.0 million on the 2021 Term Loan.

Other Income, Net. Other income, net decreased to $4.3 million for the three months ended September 30, 2024 compared to $4.5 million for the three months ended September 30, 2023 primarily due to foreign currency transaction losses.

Income Tax Provision. Income tax provision was $13.8 million representing an effective tax rate of 28.4% for the three months ended September 30, 2024 compared to a tax provision of $11.5 million, with an effective tax rate of 27.5% for the same period in 2023. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year without a comparable impact in the current period.

Net Income. We had net income of $34.7 million for the three months ended September 30, 2024, as compared to a net income of $30.3 million for the three months ended September 30, 2023. The $4.4 million increase in net income was primarily due to the decrease in loss on extinguishment of debt and the interest expense, and the other statement of operations activity discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue	$632,005	$581,777	96.1%	96.0%	$50,228	8.6%
Product sales	25,702	24,520	3.9%	4.0%	1,182	4.8%
Total revenue	657,707	606,297	100.0%	100.0%	51,410	8.5%
Cost of service revenue, excluding depreciation and amortization	14,324	13,718	2.2%	2.2%	606	4.4%
Cost of product sales	18,755	18,209	2.9%	3.0%	546	3.0%
Operating expenses	221,569	196,373	33.7%	32.4%	25,196	12.8%
Selling, general and administrative expenses	142,432	125,494	21.7%	20.7%	16,938	13.5%
Depreciation, amortization and (gain) loss on disposal of assets, net	81,215	87,018	12.2%	14.4%	(5,803)	(6.7)%
Total costs and expenses	478,295	440,812	72.7%	72.7%	37,483	8.5%
Income from operations	179,412	165,485	27.3%	27.3%	13,927	8.4%
Interest expense, net	57,203	65,842	8.7%	10.9%	(8,639)	(13.1)%
Change in fair value of private placement warrants	—	24,966	—	4.1%	(24,966)	(100.0)%
Loss (gain) on interest rate swap	494	(1,947)	0.1%	(0.3)%	2,441	(125.4)%
Loss on extinguishment of debt	628	3,533	0.1%	0.5%	(2,905)	(82.2)%
Other income, net	(13,970)	(12,766)	(2.1)%	(2.1)%	(1,204)	9.4%
Total other expenses	44,355	79,628	6.8%	13.1%	(35,273)	(44.3)%
Income before income taxes	135,057	85,857	20.5%	14.2%	49,200	57.3%
Income tax provision	36,953	31,864	5.6%	5.3%	5,089	16.0%
Net income	$98,104	$53,993	14.9%	8.9%	$44,111	81.7%

Service Revenue. Service revenue increased by $50.2 million, or 8.6%, to $632.0 million for the nine months ended September 30, 2024 from $581.8 million for the nine months ended September 30, 2023, representing 96.1% and 96.0% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue
Commercial Services	$309,013	$278,243	47.0%	45.9%	$30,770	11.1%
Government Solutions	272,747	253,319	41.5%	41.8%	19,428	7.7%
Parking Solutions	50,245	50,215	7.6%	8.3%	30	0.1%
Total service revenue	$632,005	$581,777	96.1%	96.0%	$50,228	8.6%

Commercial Services service revenue increased by $30.8 million, or 11.1%, from $278.2 million for the nine months ended September 30, 2023 to $309.0 million for the nine months ended September 30, 2024. The increase was primarily due to increased travel volume, product adoption and increased tolling activity compared to the prior year. These factors contributed to a $16.3 million growth in RAC tolling revenue and an increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $7.6 million growth in FMC revenue during the nine months ended September 30, 2024, compared to the same period in 2023. In addition, there was more revenue generated from processing titles and registrations and from processing violations compared to the prior year period.

Government Solutions service revenue increased by $19.4 million, or 7.7%, from $253.3 million for the nine months ended September 30, 2023, to $272.7 million for the nine months ended September 30, 2024. The increase was primarily driven by the expansion of speed, red light and maintenance programs, contributing $13.1 million to the service revenue increase compared to the prior year. The remaining increase is attributable to expansions across school bus stop arm and bus lane programs.

Parking Solutions service revenue was relatively consistent at $50.2 million for both the nine months ended September 30, 2024 and 2023. The increased revenue from SaaS product offerings was partially offset by a decrease in professional services related to parking management solutions.

Product Sales. Product sales were $25.7 million and $24.5 million for the nine months ended September 30, 2024 and 2023, respectively. Product sales increased by $1.2 million, which was due to a $3.9 million increase in product sales to Government Solutions customers, offset by a $2.7 million decrease in product sales in the Parking Solutions segment driven by a structural transition from hardware to software and mobile payment solutions. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $13.7 million for the nine months ended September 30, 2023 to $14.3 million for the nine months ended September 30, 2024, mainly due to increased recurring service costs for the Parking Solutions segment.

Cost of Product Sales. Cost of product sales increased by $0.6 million from $18.2 million in the nine months ended September 30, 2023 to approximately $18.8 million in the nine months ended September 30, 2024, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $25.2 million, or 12.8%, from $196.4 million for the nine months ended September 30, 2023 to $221.6 million for the nine months ended September 30, 2024. The increase in 2024 was primarily attributable to increases of $16.2 million in wages expense, $5.6 million of information technology costs and $3.2 million of recurring service costs compared to the prior year period. Operating expenses as a percentage of total revenue increased from 32.4% to 33.7% for the nine months ended September 30, 2023 and 2024, respectively.

The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Operating expenses
Commercial Services	$69,351	$61,819	10.5%	10.2%	$7,532	12.2%
Government Solutions	135,923	119,398	20.7%	19.7%	16,525	13.8%
Parking Solutions	13,109	13,649	2.0%	2.3%	(540)	(4.0)%
Total operating expenses before stock-based compensation	218,383	194,866	33.2%	32.2%	23,517	12.1%
Stock-based compensation	3,186	1,507	0.5%	0.2%	1,679	111.4%
Total operating expenses	$221,569	$196,373	33.7%	32.4%	$25,196	12.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $142.4 million for the nine months ended September 30, 2024 compared to $125.5 million for the same period in 2023. This is primarily due to increases of $6.2 million in wages expense, $3.9 million of credit loss expense, $4.6 million in stock-based compensation expense, and increases in marketing and other general expenses, partially offset by a decrease in professional services costs compared to the prior year. Selling, general and administrative expenses as a percentage of total revenue increased from 20.7% to 21.7% for the nine months ended September 30, 2023 and 2024, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Selling, general and administrative expenses
Commercial Services	$48,079	$47,127	7.3%	7.8%	$952	2.0%
Government Solutions	53,490	45,747	8.1%	7.5%	7,743	16.9%
Parking Solutions	18,787	18,991	2.9%	3.1%	(204)	(1.1)%
Corporate and other	6,676	2,790	1.0%	0.5%	3,886	139.3%
Total selling, general and administrative expenses before stock-based compensation	127,032	114,655	19.3%	18.9%	12,377	10.8%
Stock-based compensation	15,400	10,839	2.4%	1.8%	4,561	42.1%
Total selling, general and administrative expenses	$142,432	$125,494	21.7%	20.7%	$16,938	13.5%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $5.8 million to $81.2 million for the nine months ended September 30, 2024 from $87.0 million for the same period in 2023. This was mainly due to certain non-compete, trademark and developed technology intangible assets being fully amortized in the nine months ended September 30, 2024 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in the 2024 period.

Interest Expense, Net. Interest expense, net decreased by $8.6 million from $65.8 million for the nine months ended September 30, 2023 to $57.2 million for the same period in 2024. This was primarily attributable to voluntary principal prepayments made during 2023 and 2024 which lowered the outstanding debt balance in 2024 coupled with a 50 basis-point reduction in the interest rate from refinancing our debt on February 8, 2024. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Part I, Item 2.

Change in Fair Value of Private Placement Warrants. We recorded a loss of $25.0 million for the nine months ended September 30, 2023 related to the change in fair value of our Private Placement Warrants which were accounted for as liabilities on our condensed consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of the reporting period, or a final re-measurement upon their exercise.

Loss (Gain) on Interest Rate Swap. We recorded a $0.5 million loss during the nine months ended September 30, 2024, of which $1.3 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.8) million related to the monthly cash proceeds. We recorded a $(1.9) million gain during the nine months ended September 30, 2023, of which approximately $(3.3) million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $1.4 million related to the monthly cash payments. We exercised our option to cancel the interest rate swap agreement as of September 30, 2024.

Loss on Extinguishment of Debt. We recorded a $0.6 million loss on extinguishment of debt during the nine months ended September 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024. We recorded a $3.5 million loss on extinguishment of debt during the nine months ended September 30, 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments of $172.5 million on the 2021 Term Loan.

Other Income, Net. Other income, net was $14.0 million for the nine months ended September 30, 2024 compared to $12.8 million for the nine months ended September 30, 2023. The increase of $1.2 million is primarily attributable to volume rebates earned from total spend on credit card transactions due to increased tolling and travel activity.

Income Tax Provision. Income tax provision was $37.0 million representing an effective tax rate of 27.4% for the nine months ended September 30, 2024 compared to a tax provision of $31.9 million, with an effective tax rate of 37.1% for the same period in 2023. The primary driver for the effective tax rate variance is the permanent difference related to the mark-to-market adjustments on the Private Placement Warrants that impacted the rate in the prior year without a comparable impact in 2024.

Net Income. We had net income of $98.1 million for the nine months ended September 30, 2024, as compared to a net income of $54.0 million for the nine months ended September 30, 2023. The $44.1 million increase in net income was primarily due to the change in fair value of Private Placement Warrants expense in the prior year period, decrease in interest expense and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of September 30, 2024, we had $74.6 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $206.1 million as of September 30, 2024.

In February 2024, we refinanced our 2021 Term Loan and entered into a third amendment to the 2021 Term Loan agreement which reduced our interest rate by 50 basis points and eliminated the applicable credit spread adjustment. We made early repayments of approximately $4.5 million on our 2021 Term Loan during the nine months ended September 30, 2024, and as a result, the total principal outstanding on the 2021 Term Loan was $700.1 million as of September 30, 2024. Subsequent to September 30, 2024, we entered into a fourth amendment to the 2021 Term Loan agreement in October 2024 to refinance the entire outstanding amount of $700.1 million under the 2021 Term Loan and to further reduce the interest rate by 50 basis points.

At September 30, 2024, the TRA liability was approximately $53.5 million. We expect to make payments of approximately $5.0 million per year for the next 11 years.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. The level at which we repurchase depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and may be amended, suspended or discontinued at any time. On June 6, 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. The repurchased shares were subsequently retired. As of September 30, 2024, $48.5 million remains available under the share repurchase program. Refer to Note 10, Stockholders' Equity, in Part I, Item 1, Financial Statements for additional information on our share repurchases.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2024	2023
Net cash provided by operating activities	$183,155	$170,371
Net cash used in investing activities	(51,031)	(41,693)
Net cash used in financing activities	(59,574)	(118,450)

Cash Flows from Operating Activities

Cash provided by operating activities increased by approximately $12.8 million from $170.4 million for the nine months ended September 30, 2023 to $183.2 million for the nine months ended September 30, 2024. Net income year over year increased by approximately $44.1 million, from $54.0 million in 2023 to $98.1 million in 2024. The aggregate adjustments to reconcile net income to net cash provided by operating activities decreased $13.1 million mainly due to the change in fair value of private placement warrants and decreased amortization, which were partially offset by increases in stock-based compensation, change in deferred income taxes, change in fair value of interest rate swap and credit loss expense. The aggregate changes in operating assets and liabilities decreased by $18.2 million in 2024 compared to the prior year primarily due to a legal settlement payment and increase in prepaid and other current assets, that were partially offset by a decrease in accounts receivables.

Cash Flows from Investing Activities

Cash used in investing activities was $51.0 million and $41.7 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used was primarily driven by a $11.5 million increase for purchases of installation and service parts and property and equipment compared to the prior year period.

Cash Flows from Financing Activities

Cash used in financing activities was $59.6 million and $118.5 million for the nine months ended September 30, 2024 and 2023, respectively. The cash used in 2024 was mainly due to $51.5 million paid for share repurchases, $5.8 million of payments for employee tax withholding related to RSUs and PSUs vesting and early repayments of $4.5 million on our 2021 Term Loan. The cash used in 2023 was mainly due to early repayments totaling $172.5 million on our 2021 Term Loan and $100.0 million of share repurchases, which were partially offset by $161.4 million of proceeds from the exercise of warrants.

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

During the nine months ended September 30, 2024 and 2023, we made early repayments of approximately $4.5 million and $172.5 million, respectively, on the 2021 Term Loan, and as a result the total principal outstanding on the 2021 Term Loan was $700.1 million as of September 30, 2024.

We recorded $0.1 million and $0.6 million loss on extinguishment of debt during the three and nine months ended September 30, 2024 primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transaction. We recognized a loss on extinguishment of debt of $2.0 million and $3.5 million for the three and nine months ended September 30, 2023, respectively, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments.

The 2021 Term Loan bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of September 30, 2024, the interest rate on the 2021 Term Loan was 7.6%.

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

Subsequent to September 30, 2024, we amended the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan and reduced the interest rate by 50 basis points. See Note 15, Subsequent Event, in Part I, Item 1, Financial Statements, for additional information.

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

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of September 30, 2024 or December 31, 2023. The availability to borrow was $74.6 million, net of $0.4 million of outstanding letters of credit at September 30, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.4 million of outstanding letters of credit as of September 30, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At September 30, 2024, we were compliant with all debt covenants.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $18.7 million and $20.4 million for the three months ended September 30, 2024 and 2023, respectively, and $57.2 million and $65.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Goodwill

We perform our annual goodwill impairment assessment at October 1 of each year, or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. In connection with the 2023 annual assessment, we concluded there was no impairment for any of our four reporting units. We performed a quantitative impairment test for the Parking Solutions reporting unit as of October 1, 2023 which resulted in the estimated fair value exceeding the reporting unit’s carrying value by approximately 7%.

Due to recent performance that unfavorably impacted the Parking Solutions business, including changes in leadership as well as lower revenue growth and profitability margins for certain programs than previously estimated, it is reasonably possible that the changes in one or more assumptions, including a significant decline in compounded annual revenue growth rates, increase in the discount rate, or shortfalls in the financial performance relative to projections used to estimate fair value could result in a material impairment of goodwill in future periods. Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations within the 2023 Annual Report on Form 10-K for further discussion of assumptions and methodology used.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of September 30, 2024.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $700.1 million at September 30, 2024. The 2021 Term Loan bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.75% per annum, or (ii) an alternate base rate plus an applicable margin of 1.75% per annum. As of September 30, 2024, the interest rate on the 2021 Term Loan was 7.6%.

Based on the September 30, 2024 balance outstanding, each 1% movement in interest rates will result in an approximately $7.0 million change in annual interest expense.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. We exercised our option to cancel the interest rate swap as of September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures. Based on the results of our assessment, our management concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to a material weakness in our internal control over financial reporting described below and previously disclosed in Part II, Item 9A. “Controls and Procedures” in our Annual Report.

Material Weakness

We identified a material weakness in the design and operation of our internal controls over financial reporting in the “Control Activities” component of the Committee of Sponsoring Organizations (COSO) framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, we identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override over the preparation and review of manual journal entries and certain manual revenue invoices.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities

We did not have any purchases of our Class A Common Stock during the three months ended September 30, 2024.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended September 30, 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement. (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	November 9, 2023
10.1	Amendment No. 4 to Amended and Restated First Lien Term Loan Credit Agreement, dated as of October 3, 2024, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated, Inc.), American Traffic Solutions, Inc., and LaserCraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	October 7, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: October 31, 2024	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)