Form 10-K
period 2024-12-31
VERRA MOBILITY Corp
filed 2025-02-27
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $4,445,976,517 (163,455,019 shares at a closing price per share of $27.20).

As of February 21, 2025, the registrant had 159,593,852 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 20, 2025 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2024

As used in this Annual Report on Form 10-K (“Annual Report”), the terms “Verra Mobility,” the “Company,” “we,” “us,” or “our” refer to Verra Mobility Corporation and its consolidated subsidiaries.

PART I

Item 1. Business

Overview

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe and Canada. Our goal is to make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data and people to solve transportation challenges for customers around the world, including commercial fleet owners such as rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), as well as governments, universities, parking operators, healthcare facilities, transportation hubs and other violation-issuing authorities.

Segments

Our solutions are offered through three segments: (i) Commercial Services, (ii) Government Solutions and (iii) Parking Solutions.

Commercial Services

Our Commercial Services segment generated approximately $407.7 million in revenue for 2024, or approximately 46% of our total revenue. Commercial Services provides automated toll and violations management and title and registration solutions to RACs, Direct Fleets, FMCs and other large fleet owners primarily in North America. Our toll and violations management solutions are designed to facilitate the timely payment of tolls and violations incurred by our customers’ vehicles and perform timely transfers of liability on our customers’ behalf, and driver billing and collections, as applicable. We also manage regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet and FMC customers—to ensure that the transponders (and corresponding toll transactions) are associated with the correct vehicle.

We have long-standing relationships with, among others, the three largest RACs in the United States, Avis Budget Group, Enterprise Mobility and The Hertz Corporation. We also have relationships with key European RACs and leading FMCs in the United States. Through our established relationships with more than 50 individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing convenience for vehicle drivers and benefits to tolling and issuing authorities. Toll management solutions accounted for approximately 41% of our 2024 total revenues.

Our violations management solutions processes violations incurred by the drivers of RAC, Direct Fleet and FMC vehicles by working with more than 8,700 domestic violation-issuing authorities as of December 31, 2024, to either pay the fine on behalf of the vehicle owner (for which we are able to bill the driver) or to transfer liability directly to the vehicle driver. Vehicle-issued violations include parking and photo enforcement violations. In Europe, we specialize in the identification, notification and collection of unpaid traffic, parking and public transport related fees, charges and penalties issued to foreign registered vehicles or persons on behalf of issuing authorities in 20 European countries as of December 31, 2024. Violation management solutions accounted for approximately 4% of our 2024 total revenues.

Our title and registration solutions provide RAC, Direct Fleet and FMC customers with an integrated, end-to-end solution for managing vehicle titles and registrations and annual renewals. We provide automated title and registration solutions by working with individual departments of motor vehicles for title and registration processing in 18 states as of December 31, 2024. Title and registration solutions accounted for approximately 1% of our 2024 total revenues.

Government Solutions

Our Government Solutions segment generated approximately $390.9 million in revenue for 2024, or approximately 44% of our 2024 total revenue. Our Government Solutions segment is a provider of automated safety solutions primarily in the United States, Canada and Australia to state and local governments. In the United States, we provide government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, and city bus lanes. These programs are designed to reduce traffic violations and resulting collisions, injuries and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. Our proprietary hardware and software technologies are designed to provide government agencies the information, data and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. On behalf of our customers, we install, maintain and manage automated safety solution hardware and software that processes event data, apply customer specific rules and connect a traffic violation to the responsible driver or vehicle owner. For customers of our end-to-end solutions, we automatically send captured events to the designated enforcement agency of the customer, where an authorized individual determines if a violation occurred. Upon law enforcement’s determination that a violation occurred, we manage the citation mailing, billing and other administrative tasks on behalf of our customers. For many international customers, we design, engineer and maintain roadside photo enforcement technology, including both hardware and software, which is sold or licensed to government agencies and often maintained with maintenance contracts to support the technology. Service revenue from speed, red-light, school bus cameras and city bus lane cameras accounted for approximately 42% of our 2024 total revenues. Product sales to customers are not recurring and are dependent on our customers' needs, and account for approximately 2% of total revenue for 2024.

Parking Solutions

Our Parking Solutions segment generated approximately $80.6 million in revenue for 2024, or approximately 9% of our 2024 total revenue. Parking Solutions provides end-to-end commercial parking management solutions to approximately 2,000 customers in the university, municipal, healthcare and commercial operator markets, as of December 31, 2024. Our proprietary software, transaction processing and hardware technologies provide our customers with solutions to manage and monetize their parking and enforcement operations. In 2024, we processed over 190 million transactions using our various parking solutions systems, including parking access and revenue control (“PARC”), single- and multi-space pay stations, integrated physical and mobile payments, back-office parking rate management, permit issuance and management, online citation payment, event parking, and back-office management of violations.

Markets and Competition

The primary sectors in which we operate are automated safety, tolling, commercial fleet management and parking. We face competition in each of the sectors in which we operate, but there is no single company that provides a similarly broad suite of solutions and competes across all of our business segments. However, the markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology, shifting customer needs, contract renewals and new laws and policies. A number of sector participants develop and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. The rapid rate of technological change in our industry could increase the likelihood that we will face competition from new products or services designed by companies with whom we do not currently compete. This includes advancements in the area of self-driving cars which may significantly reduce the frequency of vehicles illegally running red lights or exceeding posted speed limits. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

In our Commercial Services segment, we face competition from both our own customers, who may choose to invest in their own internal solutions, and vendors offering or seeking to offer new technologies or financial models. In our Government Solutions segment, we face competition with respect to certain automated safety solutions from other vendors in red-light, school bus, speed and bus lane photo enforcement. In Parking Solutions, we face competition from a variety of competitors in our markets in the United States and Canada.

Seasonality

Our Commercial Services business segment experiences seasonal fluctuations in usage and revenue. Historically, Commercial Services sees higher volumes in the second and third quarters of each fiscal year, driven by increases in travel demand during the summer driving season. Additionally, seasonal fluctuations can be influenced by weather conditions, economic conditions, and shifts in consumer preferences. Seasonality has not historically resulted in material fluctuations in our overall financial performance.

Technology

We utilize software and hardware to deliver our services. Our business unit teams have expertise in areas such as hardware, software and firmware development and testing, database design and data analytics, and both product and project management. In addition, we utilize external contractors to supplement our team in the areas of software and firmware development, digital design, test development and product-level testing. Generally, our research and development efforts are focused on expanding the capabilities of our products, differentiating our offerings, simplifying the implementation, support and utilization of our solutions, reducing the cost of our solutions, increasing the reliability of our solutions, expanding the functionality of our solutions to meet customer and market requirements, applying new advances in technology to enhance existing solutions, and building further competitive advantages through our intellectual property portfolio. We utilize artificial intelligence (“AI”) to enhance our business process functions and select aspects of our solutions. Given the evolving nature and complexity of AI technologies, there remains inherent operational and legal risks. For more details, refer to Item 1A, Risk Factors, “Our new products and services and changes to existing products and services may not succeed.”

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

Our general policy is to seek patent protection for our inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2024, we own approximately 87 U.S.- and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, which relate to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents expire at various dates, generally 20 years from their original filing dates. While we believe that our portfolio of patents and applications has value, in general no single patent is essential to our business or any individual segment. In addition, any of our proprietary rights could be challenged, invalidated or circumvented, or may not provide significant competitive advantages.

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

We have approximately 220 registrations and pending applications in the United States and foreign jurisdictions for trademarks and service marks as of December 31, 2024, reflecting our many products and services. These registrations and applications include our historic and acquired brands, as well as “Verra Mobility.” These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state and national laws, regulations and administrative practices regulating matters such as data privacy, photo enforcement, consumer protection, procurement, licensing requirements, anti-corruption, equal employment, minimum wages, workplace health and safety, human rights and the environment, among others. Our operations are subject to regulation by various U.S. federal agencies, including but not limited to the U.S. Department of Transportation, (“USDOT”), the Federal Trade Commission, (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission, the Consumer Financial Protection Bureau and the Environmental Protection Agency. We are also subject to laws, regulations and administrative practices addressing many of these same matters in Europe, Australia, Canada and New Zealand, including those specifically relating to accessing and use of information obtained from vehicle licensing authorities, traffic enforcement and collections, and financial and banking regulations.

Privacy and Data Security

As part of our business, we collect, receive, process, use, transmit, disclose, and retain information relating to identifiable individuals (“personal information”) and, therefore, are subject to various laws protecting privacy and security of personal information, including but not limited to the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the European Union (the “E.U.”), the Data Protection Act of 2018 and the GDPR in the United Kingdom, the Canadian Personal Information Protection and Electronic Documents Act, the Australia Privacy Act of 1988, New Zealand’s Privacy Act of 2020, the California Consumer Privacy Act (the “CCPA”), and other national and state privacy laws. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy and data security laws and regulations are constantly evolving and changing, are subject to differing interpretations and may be inconsistent among countries and state and local jurisdictions, or conflict with other rules.

As we expand our operations in foreign countries, or as U.S. federal or state law changes, our liability exposure and the complexity and cost of compliance with data and privacy requirements will increase. Laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and governmental authorities, consumer agencies and consumer advocacy groups have called for increased regulation, enforcement and changes in industry practices.

Photo Enforcement

Automated photo enforcement programs in the United States are typically regulated at the state and local level, under either state enabling legislation or under home rule authority established under the relevant state constitution. Where enabling legislation is not required, local ordinances impose further restrictions within a given jurisdiction.

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

Government Contracting

Our Government Solutions customers are typically government agencies, and our operations within this segment are therefore subject to various laws pertaining to procurement, gifts and entertainment, payments of commissions and contingency fees, conflicts of interest, licensing and permitting requirements and other matters. These laws are overseen by different government agencies, depending on the jurisdiction, including departments of procurement services, contracting offices and offices of inspector general.

To successfully navigate this complex statutory and regulatory landscape, we have a dedicated government relations team that works with national, state and local policymakers, often with the help of lobbyists and consultants, to track and help support favorable photo-enforcement safety and toll-related legislative outcomes. Through this network, we have a presence in most states in which our Government Solutions and Commercial Services segments do business. These lobbying activities are subject to state and local regulations and registration requirements.

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

As of December 31, 2024, we had 1,879 employees, comprised of 1,754 full-time employees and 125 part-time employees. Of our full-time employees, 1,228 were located in the United States and 526 were located internationally. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our 26 employees in Staten Island, New York. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

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

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Annual Report, as well as in our other filings with the SEC and other written and oral information we release, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act. All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “preliminary,” “likely” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on them. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report and in our other filings with the SEC, which highlight, among other risks:

•
the impact of negative industry and macroeconomic conditions on our customers or us may materially and adversely impact our business, financial condition and results of operations;
•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, and risks relating to our contract with NYCDOT (defined below), which comprises a material portion of our revenue. We extended our current contract with NYCDOT through December 31, 2025 to allow NYCDOT to continue to operate its automated enforcement program. We are presently participating in a competitive procurement for a new NYCDOT automated enforcement program contract. If we are not successful in winning the competitive procurement for a new contract with NYCDOT, or if we win the competitive procurement at materially different terms and pricing as our current contract, it would have a material adverse effect on our business, financial condition and results of operations;
•
our reliance on specialized third-party providers;
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
•
our ability to maintain effective internal controls over financial reporting;
•
failure in or breaches of our networks or systems, including as a result of cyber-attacks or other incidents;
•
risks and uncertainties related to our international operations;
•
our failure to acquire necessary intellectual property or adequately protect our intellectual property;
•
risks and uncertainties related to litigation and other disputes and regulatory investigations; and
•
our ability to manage our substantial level of indebtedness.

You should not rely on forward-looking statements as predictions of future events. We operate in a very competitive and rapidly changing environment and new risks emerge from time to time. The forward-looking statements in this Annual Report represent our views as of the date hereof. Except as may be required by law, we undertake no obligation to update any of these forward-looking statements for any reason or to conform these statements to actual results or revised expectations.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, are available free of charge on our website, verramobility.com, under the heading “Investors” immediately after they are filed with, or furnished to, the SEC. We use our investor relations website, ir.verramobility.com, as a means of disclosing information, which may be of interest or material to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. Information contained on or accessible through, including any reports available on, our website is not a part of, and is not incorporated by reference into, this Annual Report or any other report or document we file with the SEC. Any reference to our website in this Annual Report is intended to be an inactive textual reference only.

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

Risks Related to Our Customers, Industry, Competition and Vendors

•
Negative industry and macroeconomic conditions impacting our customers or us may materially and adversely impact our business, financial condition and results of operations.
•
Our Commercial Services and Government Solutions segments have customer concentration that could have a material adverse effect on our business.
•
Our contract with NYCDOT, which comprises a material portion of our revenue, expired on December 31, 2024, and we are presently participating in a competitive procurement for a new NYCDOT automated enforcement program contract. We extended our current contract with NYCDOT through December 31, 2025 to allow NYCDOT to continue to operate its automated enforcement program until the competitive procurement process is completed. There can be no assurance that we will be successful in winning the competitive procurement. If we are not successful in winning the competitive procurement for a new contract with NYCDOT, or if we win the competitive procurement at materially different terms and pricing as our current contract, it would have a material adverse effect on our business, financial condition and results of operations.
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

Risks Related to Our Customers, Industry, Competition and Vendors

Negative industry and macroeconomic conditions impacting our customers or us may materially and adversely impact our business, results of operations and financial condition.

We provide smart mobility technology solutions to customers in our Commercial Services, Government Solutions and Parking Solutions business segments. Accordingly, the demand for our products in the past has been, and in the future may be, impacted by industry and macroeconomic trends and conditions impacting our customers, including seasonality, demand for business and leisure travel, reductions in the level of air travel, higher airfare costs, energy shortages and cost increases, international, national and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases. For example, our Commercial Services segment may be impacted by travel demand and extreme weather events which may impact overall travel demand in the United States. Our Government Solutions segment may be impacted to the extent our customers experience a reduction in political acceptance of or additional government restrictions on automated safety programs. Our Parking Solutions segment may be impacted to the extent our customers see an increase in usage of public transportation or rideshare, either of which may cause a decrease in parking usage. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, may negatively impact our business. Political challenges between the United States and countries in which we operate, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries and other macroeconomic issues could adversely impact our business. The United States administration has announced tariffs on certain products imported into the United States, and some countries have imposed tariffs in response to the actions of the United States. There is also a possibility of future tariffs, trade protection measures or other restrictions imposed by the United States or other countries.

In addition, consumer spending and activities may be materially adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, energy prices, labor and healthcare costs and other economic factors, all of which may have a negative effect on our business and results of operations. Additionally, uncertainty about, or a decline in, global or regional economic conditions may have a significant impact on our suppliers, manufacturers, logistics providers, distributors and other partners. Potential effects on our suppliers and partners include financial instability, inability to obtain credit to finance operations, and insolvency.

Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, international trade relations, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could negatively affect customer demand and the growth of our business.

Our Commercial Services and Government Solutions segments have several large customers, including the NYCDOT, that account for a significant portion of our revenue, and a reduction in demand or loss of one or more of such customers could have a material adverse effect on our business.

Our business experiences varying levels of customer concentration. For example, our Commercial Services segment is dependent on certain key customers, such as Avis Budget Group, Inc., Enterprise Mobility and The Hertz Corporation. These three customers accounted for 36.0% and 35.8% of our total revenue for the years ended December 31, 2024 and 2023, respectively. If any of these customers were to reduce their demand, the demand fluctuates, or one of more of these customers terminates their agreements with us, it would have a material adverse impact on our business and results of operations.

We also experience customer concentration in our Government Solutions segment. The New York City Department of Transportation (“NYCDOT”) represented approximately 15.8% and 16.9% of our total revenues during the years ended December 31, 2024 and 2023, respectively, and 17.2% and 18.3% of total accounts receivable, net as of December 31, 2024 and 2023, respectively. Our contract with NYCDOT expired on December 31, 2024, and we are presently participating in a competitive procurement for a new NYCDOT automated enforcement program contract. We extended our current contract with NYCDOT through December 31, 2025 to allow NYCDOT to continue to operate its automated enforcement program until the competitive procurement process is completed. However, there is no assurance that we will be successful in winning the competitive procurement for the new automated enforcement contract. If we are unable to win the competitive procurement for a new contract with NYCDOT, or if we win the competitive procurement at materially different terms and pricing as our current contract, it would have a material adverse effect on our business, financial condition and results of operations. We may continue to rely on a small number of customers in our Government Solutions segment to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, audits and investigations, any of which could have a material adverse effect on our business.

We enter into government contracts from time to time with customers that are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments to us. For example, as of December 31, 2024, NYCDOT had an open receivable balance of $35.6 million, which represented 17.2% of our total accounts receivable, net.

Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year projects, government entities usually reserve the right to change the scope of or terminate these projects for lack of approved funding or at their convenience. Furthermore, we may be required to perform work under expired or terminated government contracts and may be restricted from recognizing revenue from such contracts. Changes in government or political developments, including administrative hurdles, constitutional challenges, budget deficits, shortfalls or uncertainties, government spending reductions or other debt or funding constraints, could result in our government contracts being reduced in price or scope or terminated altogether, as well as limit our ability to win new government work in the future.

Moreover, if a government customer does not follow the requisite procurement or ordinance-specific administrative procedures, the contract may be subject to protest or voidable regardless of whether we bear any responsibility for the error. Our government contracts are subject to underlying laws and regulations related to government contractors, and often include other one-sided, customer-friendly provisions and certifications, including broad indemnification provisions and uncapped exposure or liquidated damages for certain liabilities, which can impose obligations, requirements and liabilities on us that are beyond those associated with a typical commercial arrangement. We may also be subject to differing or contrary policy preferences or requirements among our government customers which could result in a loss of government customers if we are unable to satisfy such potential differing requirements or preferences to the satisfaction of such customers.

In addition, government contracts are generally subject to audits and investigations by government agencies or higher-tier government contractors. If improper or illegal activities or contractual non-compliance are identified, including improper billing or vendor non-compliance, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, the imposition of fines, penalties and sanctions, and suspensions or debarment from doing business for or on behalf of the government in the future. For example, in 2020, after we discovered issues in our system installation practices under our agreement with NYCDOT, NYCDOT investigated the matter and we undertook significant efforts to remediate past installations. If penalties or other restrictions are imposed in one jurisdiction, they could also implicate similar provisions of contracts with other government customers in other jurisdictions. Further, the negative publicity related to these penalties, sanctions or findings in government audits or investigations could harm our reputation and hinder our ability to compete for new contracts with government customers and in the private sector. Any of the foregoing or any other reduction in revenue from government customers could have a material adverse effect on our business, financial condition and results of operations.

Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, the use of third-party tolling service providers or the ability to charge service or other fees to customers for services provided, could have a material adverse effect on our business.

Our Government Solutions segment provides automated safety solutions to national, state and local government agencies, generating revenues through automated photo enforcement of red-light, school bus, speed limit and bus lane laws. We sometimes make significant capital and other investments to attract and retain these contracts, such as the cost of purchasing information technology equipment, constructing and installing photo enforcement systems and developing and implementing software and labor resources. In 2024, revenues from this segment represented approximately 44% of our total revenues. Therefore, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use. In states that have enabling legislation, if that legislation is amended, not renewed or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. In 2022, a North Carolina court of appeals issued a ruling limiting the ability of local authorities to make certain decisions with respect to funding automated enforcement programs, impacting the viability of automated enforcement in impacted jurisdictions.

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

The markets for our solutions are increasingly competitive, rapidly evolving and fragmented, and are subject to changing technology, shifting customer needs, contract renewals and new laws and policies. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies that we do not currently compete with. This includes advancements in the area of self-driving cars which may significantly reduce the frequency of vehicles illegally running red lights or exceeding posted speed limits. This also includes AI tools, which may allow for new or more efficient competing solutions. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

Some of our existing competitors and potential new competitors have longer operating histories, greater name recognition, less debt, more established customer bases or significantly greater financial, technical, research and development, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies (including AI), standards or customer requirements. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition, and we may have to reduce our pricing to retain existing business or obtain new business. If we are not able to maintain favorable pricing for our solutions, our profit margin and profitability could suffer. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solution without setup support services or other incentives. Certain existing and new competitors may be better positioned to acquire competitive solutions, develop new solutions, modify existing solutions, effectively negotiate third-party licenses and other strategic relationships, and take advantage of acquisition or other similar expansion opportunities. Any failure to achieve our target pricing levels, maintain existing customer relationships, generate additional customer wins or otherwise successfully compete would have a material adverse effect on our business, financial condition and results of operations.

Our new products and services and changes to existing products and services may not succeed.

Our ability to retain, increase and engage our customer base and to increase our revenue depends, in large part, on our ability to continue to evolve existing solutions and to create successful new solutions. We may introduce significant changes to our existing solutions or acquire or introduce new and unproven products and services, including using technologies (such as AI) or entering markets or industries in which we have little or no experience. For example, as Government Solutions customers increase their requirements related to data security, privacy and IT architecture, significant effort and expense may be required to develop new solutions to keep up with increasing requirements, and our efforts may not be entirely successful. Modifications or developments can be costly, may be restricted by regulatory requirements, involves significant research, development, time, expense and human capital and may not necessarily result in the successful commercialization or adoption by customers as expected. The failure of any new or enhanced solution to achieve customer adoption or our failure to otherwise successfully monetize our development efforts could have a material adverse effect on our business, financial condition and results of operations. Further, changes to the hardware solutions we offer to our government customers may require certification by a government agency, and failure to achieve such certification may result in an inability to sell or operate photo enforcement systems in a particular jurisdiction. Any failure to evolve existing solutions or create new successful solutions could have a material adverse effect on our business, financial condition and results of operations.

The use or integration of AI tools and technologies into existing and new solutions may present novel risks and challenges that could adversely affect our business. We are evaluating AI tools for, among other things, software development and back-end processing functions. In addition, our vendors may incorporate AI tools into their services and deliverables, at times without disclosing this to us, and the providers of such AI tools may not meet existing or rapidly evolving regulatory or industry standards with regard to privacy, security, IP, and data protection. Uncertainty in the regulatory environment related to AI may require significant resources to modify and maintain business practices to comply with applicable law, the nature of which continues to evolve and may prevent or limit our ability to use AI in our business, lead to regulatory fines or penalties, or require us to change our business practices. If we cannot use AI, or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage, which could adversely affect our business. Additionally, investments in AI may not realize the benefits that were anticipated.

We regularly pursue contracts and contract renewals that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment for significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities and contract renewals or extensions in our business segments are only accessible through competitive bidding. Competitive bidding imposes substantial costs and presents several risks, including significant time and effort and the commitment of resources, regardless of whether the contract is ultimately won. For example, we invested significant time and resources to prepare our response for the competitive procurement for the new NYCDOT automated enforcement program contract. We may also be unable to meet the requirements of a solicitation or may have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition and results of operations.

Our reliance on third-party providers could have a material adverse effect on our business.

We rely heavily on third-party providers, including subcontractors, manufacturers, software vendors, software application developers, and utility and network providers, to meet their obligations to us in a timely and high-quality manner. For example, we rely on third parties to provide data sourced from state departments of motor vehicles (and their European equivalents) and other governmental agencies with which we do not have direct relationships for the driver and other information we use in our business. Our ability to offer our solutions would be materially affected if this access was unavailable or materially restricted, or if the price we pay increased significantly. Our Government Solutions business also relies on a number of third-party manufacturers, including camera manufacturers and automated license plate recognition providers, and outsources some engineering, construction, maintenance, printing and mailing, call center, image review and event processing work. Further, if one or more tolling authorities cancels our accounts, or stops providing transponders and we are unable to obtain transponders through other sources, our Commercial Services business would be affected. Our Parking Solutions business also relies on a number of domestic and foreign third-party manufacturers in the production of our pay station, Parking Access and Revenue Control (PARCS) and parking enforcement hardware solutions, and our inability to access third-party providers could have a material adverse effect on our business.

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

We have grown in large part as a result of our acquisitions, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Competition laws or foreign investment controls may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective or completed acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

The inability to successfully integrate our recent or future acquisitions could have a material adverse effect on our business.

We have integrated, and may in the future integrate, certain acquired businesses into our existing operations, which requires significant time and exposes us to significant risks and additional costs. Further, we may have difficulty integrating the operations, systems, controls, procedures or products of such acquired businesses and may not be able to do so in a timely, efficient and cost-effective manner. These difficulties could include but are not limited to:

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

Any integration-related issues could cause significant disruption to our business, divert the attention of management and lead to substantial additional costs and delays. For example, between February 2022 and April 2022, our Audit Committee devoted significant time and resources into an accounting investigation of Redflex Holdings Limited, an acquired subsidiary, and we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition and results of operations.

Any failure to realize the anticipated benefits of an acquisition, including unanticipated expenses and liabilities related to acquisitions, could have a material adverse effect on our business.

We pursue each acquisition with the expectation that the transaction will result in various benefits, including growth opportunities and synergies from increased efficiencies. However, we may not realize some or all of the anticipated benefits of our acquisitions within our anticipated timeframes or at all. Furthermore, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. Acquisitions also expose us to significant risks and costs, and business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities, the impairment of customer relationships, acquired assets, or goodwill, or exposure to oversight, operational and business control risks associated with a newly acquired business. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Significant acquisitions may also require us to incur additional debt to finance the transactions, which could limit our flexibility in using our cash flow from operations for other purposes. Acquisitions often involve post-transaction disputes with the counterparty regarding a number of matters, including disagreements over the amount of a purchase price or other working capital adjustment or disputes regarding whether certain liabilities are covered by the indemnification provisions of the transaction agreement. We may underestimate the level of certain costs or the exposure we may face as a result of acquired liabilities. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction, or we encounter other unexpected transaction-related costs and liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Our goodwill has been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We perform a goodwill impairment test for each reporting unit annually, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price and/or market capitalization for a sustained period of time. In addition, we assess the current and future economic outlook for our reporting units during the fiscal year. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in one or more reporting units. We have incurred impairment charges in the current period, and we cannot predict if or when additional future goodwill impairments may occur. We recorded a $97.1 million impairment to goodwill in our Parking Solutions segment during fiscal year 2024, which is presented in a separate line item on the consolidated statements of operations. This was in connection with our 2024 assessment of goodwill impairment where the Parking Solutions reporting unit’s carrying value exceeded the estimated fair value. Any future goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information.

Risks Related to Data Privacy and Cybersecurity

A failure in or breach of our networks or systems, including as a result of cyber-attacks, could have a material adverse effect on our business.

We act as a trusted business partner in both front office and back office platforms, interacting with our customers and other third parties. Our customers include large, multinational corporations and government agencies who depend upon our operational efficiency, non-interruption of service, and accuracy and security of information. We receive, process, transmit and store substantial volumes of information relating to identifiable individuals, both in our role as a back-end or direct-to-consumer service provider and as an employer, and receive, process and implement financial transactions, and disburse funds, which requires us to receive debit and credit card information. We also use third-party providers such as subcontractors, software vendors, utility providers and network providers, upon whom we rely, to offer our products, services and solutions. As a result of these and other aspects of our business, the integrity, security and accuracy of our systems and information technology, and that of the third parties with which we interact, including our customers and other government agencies with which we work, are extremely important.

Our cybersecurity and processing systems, as well as those of the third parties with which we interact, may be damaged, disrupted or otherwise breached for a number of reasons, including power outages, computer and telecommunication failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. Our visibility and role as a processor of transactions containing personally identifiable information may also put us at a greater risk of being targeted by hackers. In the normal course of our business, we have been the target of malicious cyber-attack attempts. We have in place insurance designed to provide coverage in connection with cybersecurity breaches, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise.

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

Moreover, because the techniques used to obtain unauthorized access, or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, and may be difficult to detect for periods of time, we and the third parties with which we interact may not anticipate these acts or respond adequately or timely. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities or conduct due diligence of those of third parties.

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

Personal information is used both as part of our business and in our role as an employer. In addition, as part of our Government Solutions, Commercial Services and Parking Solutions businesses, we process other data which may be considered personal information or sensitive personal information in certain jurisdictions, such as photographs and video recordings. As a result, we are subject to various laws and regulations regarding personal information, privacy and data security, including those promulgated by the United States federal government and its agencies, and state, local and foreign governments, agencies, and public authorities. In addition, our handling of personal information is subject to our published privacy policies and notices, contractual obligations and industry standards.

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

Several other states have enacted privacy laws. These states include Virginia (effective January 1, 2023); Colorado and Connecticut (both effective July 1, 2023); Utah (effective December 31, 2023); Oregon, Texas, and Florida (all effective July 1, 2024); Montana (effective October 1, 2024); Delaware, Nebraska, New Hampshire, and Iowa (all effective January 1, 2025); New Jersey (effective January 16, 2025); Tennessee (effective July 1, 2025); Minnesota (effective July 31, 2025); Maryland (effective October 1, 2025); and Indiana, Kentucky, and Rhode Island (all effective January 1, 2026). Additional states have introduced privacy bills, and Congress has considered several privacy bills at the federal level. Regulations implementing the CCPA and Colorado have also been published, though many questions remain as to how all of the new statutes will be interpreted and enforced. In addition, the FTC uses its consumer protection authority to initiate enforcement actions against companies relating to their use and disclosure of personal information, particularly in response to actual or perceived unfair or deceptive acts or practices.

Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving personal information. Penalties for failure to adequately protect personal information, notify as required, or provide timely notice vary by jurisdiction. In the United States, most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general the authority to levy fines or bring enforcement actions. Some laws, such as the CCPA, also grant affected individuals a private right of action for certain data breaches, with the CCPA also providing for statutory damages. Class action lawsuits against companies which experience a data breach involving personal information are also increasingly common and for larger awards. Foreign laws concerning personal information, privacy and data security may be more restrictive and burdensome than those of the United States. Given that data is highly mobile and transferable, many data protection and privacy laws of foreign nations seek to have wide extraterritorial jurisdiction over conduct occurring outside geographical boundaries of the relevant jurisdiction. For example, the GDPR extends the scope of E.U. data protection law to non-E.U. companies processing data of E.U. residents when certain conditions are satisfied. The GDPR contains numerous, more stringent requirements and changes from prior E.U. law, including more robust privacy and compliance obligations for both companies and their service providers, greater rights for individuals, heavier documentation requirements for data protection compliance programs, restrictions on transfers of personal data to non-E.U. countries, and prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances. The GDPR fine framework can be up to €20 million, or up to 4% of the company’s total global turnover of the preceding fiscal year, whichever is higher. Further, our customers, through contractual requirements, could require us to comply with certain of these stringent requirements regardless of whether our business is actually subject to the GDPR.

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

Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management that include non-competition provisions; however, we cannot prevent our executives from terminating their employment and may not be able to fully enforce non-competition provisions limiting former executives or key personnel from competing with us following any departure. Moreover, we do not carry “key-man” life insurance on the lives of our executive officers, employees or advisors. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition and results of operations.

A failure to attract and retain necessary skilled personnel and qualified subcontractors could have a material adverse effect on our business.

Our business depends on highly skilled technical, managerial, engineering, sales, marketing and customer support personnel and qualified and competent subcontractors. Competition for these personnel is intense. Any failure to attract, hire, assimilate in a timely manner and retain and motivate key qualified personnel, particularly software development, product development, analytics and other technical personnel, or inability to contract with qualified, competent subcontractors, could impair our success. Additionally, certain portions of our Government Solutions operations are dependent on employees and subcontractors who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation or if we face union organizing drives, a disagreement between us and the union on issues of importance to the union may lead to a strike, work slowdown or other job actions in one or more locations we serve. A strike, work slowdown or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, some jurisdictions require that we subcontract a certain percentage of our work to certified businesses and failure to do so may decrease our competitiveness in the marketplace, lead to breach of contract claims or result in having to refund fees paid for failing to achieve committed targets. Additionally, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our International Operations

Our operations in international markets expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We have subsidiaries in various international markets that include but are not limited to the United Kingdom, Netherlands, France, Ireland, Spain, Australia, Canada, Hungary and India. The success of our business depends, in part, on our ability to successfully manage these foreign operations. Our international operations subject us to risks that could increase expenses, restrict our ability to operate, result in lost revenues or otherwise materially and adversely affect our business, including:

•
political, social, and economic instability, including European sovereign debt issues and tightening of government budgets;
•
fluctuations in geopolitical relationships, which may impact our access to goods and services and our ability to contract with certain government entities;
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

Our operations subject us to anticorruption and other similar laws and regulations of multiple jurisdictions, both within the United States and internationally, which are often evolving, including the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the Patriot Act, and comparable foreign anti-bribery and anti-money laundering laws and regulations, including the United Kingdom Bribery Act of 2010. Our businesses are subject to a number of international, federal, state and local laws and regulations regarding similar matters. These laws and regulations prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or other benefits to government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage.

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

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax, which if adopted, and subject to any “protective measures” implemented by the United States and responses thereto, may increase and negatively impact our provision for income taxes.

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15% that would apply to multinational companies with consolidated revenue above €750 million. Certain countries, including European Union member states, have enacted, or are expected to enact, legislation implementing a global minimum tax this year. In January 2025, the President of the United States issued an Executive Order declaring, in part, that the global minimum tax initiative has “no force or effect in the United States absent an act of the Congress.” This Executive Order further directed the U.S. Treasury Department to investigate whether any non-U.S. countries are not in compliance with any tax treaty or have tax rules in place, or that are likely to be put in place, that are extraterritorial or disproportionately affect U.S. corporations and, if so, to advise on options for “protective measures.” As a result of global minimum tax rules becoming effective in countries in which we do business, and subject to any “protective measures” that may be implemented by the United States and responses thereto by other countries, our taxes could increase and negatively impact our provision for income taxes. We will continue to monitor pending legislation and implementation by individual countries of a global minimum tax, as well as responses thereto by the United States, and evaluate the potential impact on our business in future periods.

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

We have faced, and may in the future face, claims for infringement, misappropriation or other violations of intellectual property rights from intellectual property owners in areas where we operate or intend to operate, including in foreign jurisdictions. Such claims may or may not be unfounded. Regardless of whether such claims have merit, our image, brands, competitive position and ability to expand our operations into other jurisdictions may be harmed and we may incur significant costs related to defense or settlement. If such claims were decided against us or a third-party we indemnify pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services, or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all.

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

We have a substantial amount of debt, including approximately $695.6 million outstanding under our first lien term loan facility as of December 31, 2024. Additionally, pursuant to an indenture, VM Consolidated, Inc. (“VM Consolidated”) issued an aggregate principal amount of $350 million in Senior Unsecured Notes (the “Senior Notes”) due 2029. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. We have the option to increase commitments under our revolving credit agreement by up to $50.0 million, all of which would be secured. We also have the ability to draw an unlimited amount from our first lien term loan facility, subject to the satisfaction of a maximum total net leverage ratio or minimum fixed charge coverage ratio, on a pro forma basis, all of which will be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

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

Our ability to comply with the covenants and restrictions contained in agreements governing our indebtedness may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing our indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under our revolving credit agreement or otherwise, may not be able to repay the amounts due under the agreements governing our indebtedness, and may not be able to make cash available by dividend, debt repayment or otherwise. In addition, if we are unable to pay the amounts due under the term loan, our lenders could proceed against the collateral securing the indebtedness under the term loan, which consists of substantially all of our assets. Any of the foregoing could have material adverse effects to our financial position, results of operations or cash flows and could cause us to become bankrupt or insolvent.

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

Risks Related to Our Class A Common Stock, Related Party Transactions and Organizational Documents

We cannot guarantee that our stock repurchase programs will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves. In addition, Congress enacted the Inflation Reduction Act in 2022, which (among other provisions) provided for a 1% excise tax on net stock repurchases. This provision applies to stock repurchases initiated after January 1, 2023.

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, accelerated share repurchase (“ASR”) or privately negotiated transactions.

In June 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. During the fourth quarter of 2024, we repurchased approximately 1.5 million shares through open market transactions and paid $35.8 million. On December 4, 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of Class A Common Stock under the existing October 2023 program, providing the Company with approximately $112.7 million available for repurchases.

On December 11, 2024, we entered into an ASR agreement with a third-party financial institution to purchase $112.7 million of our Class A common stock. Pursuant to the terms of the ASR agreement, we received and retired 3,821,958 shares of our Class A Common Stock and paid $112.7 million. The delivery of any remaining shares will occur at the final settlement of the transactions under the ASR agreement, which is scheduled to occur in the first quarter of 2025. The final number of shares repurchased under the ASR agreement will be based on the daily volume-weighted average share prices over the term in the ASR agreement, less a discount and subject to adjustments.

We paid a total of $200.0 million for share repurchases during the year ended December 31, 2024. In addition, we recorded approximately $1.7 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2024.

The timing, price, and quantity of purchases under the repurchase programs have been, and will continue to be, made at the discretion of our management based upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. There is no guarantee as to the exact number of shares that we will repurchase and we cannot guarantee that share repurchase programs will enhance long-term stockholder value. Share repurchase programs could affect the trading price of our common stock and increase volatility. In addition, our repurchases under our share repurchase programs have diminished, and could continue to diminish, our cash reserves.

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

We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans and other payments to us for the purposes described above and for any other purpose is governed by the terms of the agreements governing our indebtedness and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit would be subject to the restrictive covenants under such agreements.

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

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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

During fiscal year 2023, we identified a material weakness in the design and operation of our internal controls over financial reporting in the Control Activities component of the COSO framework related to the lack of information technology general controls to prevent the risk of management override. Based on the implementation work and the results of testing performed, our management concluded that the previous identified material weakness has been remediated as of December 31, 2024, as further discussed in “Controls and Procedures” in Part II, Item 9A of this Annual Report.

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

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries, states and localities in which we operate. We are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Increasing regulatory burdens and corporate governance requirements could increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board recognizes the importance of maintaining the trust and confidence of our customers, clients, business partners and employees. Our Board, through the Audit Committee, oversees our cybersecurity program as part of our enterprise-wide approach to risk management. Our cybersecurity policies, standards, processes and practices are integrated into our risk management approach and take into account recognized frameworks such as those established by the National Institute of Standards and Technology, as well as the International Organization for Standardization (ISO) 27001. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. The program is underpinned by our Supply Chain Risk Management Standard which outlines requirements for vendors handling confidential company data or personally identifiable information, and we conduct continuous monitoring through a third-party monitoring tool.

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

Governance

Our Board, through the Audit Committee, oversees our enterprise-wide approach to risk management, including the risks arising from cybersecurity threats. Our Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers and third parties. Our Audit Committee also receives prompt and timely information regarding cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, our Audit Committee discusses our Company’s approach to cybersecurity risk management with management.

Our Audit Committee, in connection with management led by our Chief Technology Officer and Vice President of Cybersecurity, works collaboratively across our Company to oversee and to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams are deployed to address cybersecurity threats and respond to cybersecurity incidents. Through ongoing communications with these teams, our Audit Committee monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents.

Both our Chief Technology Officer and Vice President of Cybersecurity have extensive related experience and have served in various roles in technology leadership and cybersecurity for over 20 years. Our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer each hold undergraduate and/or graduate degrees in their respective fields, and each has experience managing risks at our Company and at similar companies including risks arising from cybersecurity threats.

Cybersecurity Threats

As of December 31, 2024, we have not experienced any material risks from cybersecurity threats, including as a result of any previous cybersecurity incidents or threats, that have materially affected the business strategy, results of operations or financial condition of the Company or are reasonably likely to have such a material effect. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. We have in place insurance designed to provide coverage in connection with cybersecurity incidents, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. Additional information on cybersecurity risks is discussed in Part I, Item 1A, “Risk Factors.”

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. Discovery has concluded and trial is scheduled for March 2025. Based on the information available to the Company at present, it has accrued an estimated amount within accrued liabilities on the consolidated balance sheet as of December 31, 2024. The information contained in Note 16, Commitments and Contingencies, included in Item 8 of this 10-K is incorporated herein by reference.

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

The following table sets forth the high and low sales prices per share of our Class A Common Stock as reported on Nasdaq for the two most recent fiscal years:

	Fiscal Year 2024		Fiscal Year 2023
	High	Low	High	Low
First Quarter	$25.57	$20.26	$17.87	$13.48
Second Quarter	$28.45	$23.30	$19.82	$16.22
Third Quarter	$31.03	$24.22	$21.54	$17.04
Fourth Quarter	$27.85	$22.20	$23.29	$18.62

Holders of Record

As of February 21, 2025, we had 7 holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Warrants

All warrants that were outstanding to acquire shares of the Company’s Class A Common Stock, including warrants originally issued to Gores Sponsor II, LLC in a private placement (the “Private Placement Warrants”) in connection with our initial public offering (the “IPO”) and the remaining warrants issued in connection with the IPO (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”), were either exercised by the holder or redeemed by us as of December 31, 2023.

During the fiscal year ended December 31, 2023, we processed the exercise of 20.0 million Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds for the year ended December 31, 2023. The remaining Warrant exercises were completed on a cashless basis. In addition, we redeemed 634 Public Warrants at a price of $0.01 per warrant pursuant to the terms of the warrant agreement governing the Public Warrants.

Dividends

We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends is within the discretion of our Board of Directors. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to declare dividends is limited by restrictive covenants in the agreements governing our indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our proxy statement for the 2025 annual meeting of stockholders.

Stock Performance Graph

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Verra Mobility Corporation
S&P 500 Index
S&P Composite 1500 Data Processing & Outsourced Services Index
Russell 2000 Index

The graph above compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index, the S&P Composite 1500 Data Processing & Outsourced Services Index and the Russell 2000 Index. The period shown commences on December 31, 2019 and ends on December 31, 2024, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on December 31, 2019. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future stock price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following details the purchases of our Class A Common Stock during the three months ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs (2)
October 1, 2024 - October 31, 2024	—	$—	—	$48,500,000
November 1, 2024 - November 30, 2024	1,226,592	$23.38	1,226,592	$19,850,784
December 1, 2024 - December 31, 2024	4,121,958	$23.72	4,121,958	$21,379
Total	5,348,550	$23.47	5,348,550	$21,379

(1) On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement is expected to occur in the first quarter of 2025, at which time, we expect to receive additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

(2) In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. On December 4, 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of Class A Common Stock under the existing October 2023 program, providing us with approximately $112.7 million available for repurchases. As of December 31, 2024, less than $0.1 million remained available under the share repurchase authorization.

Earn-Out Agreement

Under the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which we became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries, PE Greenlight Holdings, LLC was entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeded certain defined thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during a five-year period. There were four tranches of contingent shares under the agreement, with each tranche resulting in an issuance of 2,500,000 shares of Class A Common Stock (not to exceed a total of 10,000,000 shares). On April 26, 2019 and January 27, 2020, the criteria for the issuance of the first and second tranches was met and as a result, an aggregate 5,000,000 Earn-out Shares were issued. On June 14, 2023 and July 26, 2023, the criteria for the issuance of the remaining tranches of Earn-out Shares was met and we issued the remaining 5,000,000 shares. As of December 31, 2023, all contingent shares have been issued under the Merger Agreement.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report. This Item generally discusses fiscal years 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between fiscal years 2023 and 2022 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which specific discussions and comparisons are incorporated herein by reference.

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

Our Segments

We have three operating and reportable segments, Commercial Services, Government Solutions and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for commercial fleet customers, including RACs and FMCs in North America. In Europe, we provide tolling and violations processing services.
•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm and bus lane enforcement solutions. Our international operations primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.
•
Our Parking Solutions segment provides an integrated suite of parking software, transaction processing and hardware solutions to universities, municipalities, commercial parking operators and health care facilities in the United States and Canada.

Segment performance is based on revenues and income from operations before depreciation, amortization and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net.

Executive Summary

We operate under long-term contracts and a highly reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $61.9 million, or 7.6%, from $817.3 million in fiscal year 2023 to $879.2 million in fiscal year 2024. The increase was mainly due to service revenue resulting from increased travel volume and FMCs penetration in the Commercial Services segment and the growth from speed, maintenance and bus lane programs in the Government Solutions segment.

•
Generated cash flows from operating activities of $223.6 million and $206.1 million for fiscal years 2024 and 2023, respectively. Our cash on hand was $77.6 million as of December 31, 2024.

•
Used existing cash on hand of $200.0 million during fiscal year 2024 to repurchase approximately 7.9 million shares authorized under a 2023 share repurchase program.

•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, we refinanced our debt during fiscal year 2024 which reduced our interest rate by an aggregate 111.4 basis points. In addition, we made early repayments of approximately $9.0 million and $172.5 million on our 2021 Term Loan (defined below) during fiscal year 2024 and 2023, respectively.

Recent Events

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. In June 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. During the fourth quarter of 2024, we repurchased approximately 1.5 million shares through open market transactions and paid $35.8 million. In December 2024, our Board of Directors increased the authorization to repurchase up to an additional $100 million of our shares under the existing October 2023 program, providing us with approximately $112.7 million available for repurchases.

On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement is expected to occur in the first quarter of 2025, at which time, we expect to receive additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

We paid a total of $200.0 million for share repurchases during the year ended December 31, 2024. All repurchased shares were subsequently retired. Refer to Note 12, Stockholders' Equity, in Item 8, Financial Statements and Supplementary Data, for additional information on our share repurchases.

Cancellation of the Interest Rate Swap

We exercised our option to cancel the interest rate swap agreement, effective the end of the third quarter of 2024, which was previously used to hedge our exposure to higher interest rates associated with the variable portion of the interest rate on our 2021 Term Loan. Refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information.

NYCDOT Contract

NYCDOT represented approximately 15.8% and 16.9% of our total revenue for fiscal years 2024 and 2023, respectively, and 17.2% and 18.3% of total accounts receivable, net as of December 31, 2024 and 2023, respectively. Our contract with NYCDOT expired on December 31, 2024, and we are presently participating in a competitive procurement for a new NYCDOT automated enforcement program contract. We have executed a one-year contract extension with NYCDOT that expires December 31, 2025. The extension allows NYCDOT to continue to utilize our automated enforcement program under the same terms until the competitive procurement process is completed. However, there is no assurance that we will be successful in winning the competitive procurement for the new automated enforcement contract, or that if we are successful, the terms of the contract will be similar to our current contract. If we are unable to win the competitive procurement for a new contact with NYCDOT, it would have a material adverse effect on our business, financial condition and results of operations.

Goodwill Impairment

We recorded a $97.1 million impairment to goodwill in our Parking Solutions segment during fiscal year 2024, which is presented in a separate line item on the consolidated statements of operations. This was in connection with our 2024 assessment of goodwill impairment where the Parking Solutions reporting unit's carrying value exceeded the estimated fair value. Refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

Macroeconomic Conditions

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

Travel Demand

Our Commercial Services segment is largely impacted by its customer demand which in turn is impacted by a variety of factors including seasonality, demand for business and leisure travel, reductions in the level of air travel, higher airfare costs, increases in energy prices, general international, national and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases.

We monitor the Transportation and Security Administration passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. In fiscal year 2024, TSA Passenger Volume increased approximately five percent over fiscal year 2023, one of several factors contributing to Commercial Services revenue growth.

Electronic Tolling Penetration

Our Commercial Services segment is impacted by the number of toll roads in the United States and the geographic concentration of such roads.

We monitor the expansion and penetration of toll roadways across the United States and the percentage of toll roads that rely on cashless or all-electronic infrastructure. In fiscal year 2024, approximately 70% of all toll roadways in the United States relied on cashless or electronic payment methods.

Enabling Legislation

Our Government Solutions segment is impacted, in significant part, by enabling legislation that permits photo enforcement programs at the state and local level in the United States. Accordingly, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use.

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

Our Parking Solutions segment generates service revenue mainly from offering software as a service ("SaaS"), subscription fees, professional services and citation processing services related to parking management solutions to its customers.

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

Goodwill Impairment. This relates to impairment loss recognized on goodwill from past acquisitions.

Interest Expense, Net. This includes interest expense and amortization of deferred financing costs and discounts and is net of interest income.

Change in Fair Value of Private Placement Warrants. Change in fair value of private placement warrants consisted of liability adjustments related to the Private Placement Warrants originally issued to Gores Sponsor II, LLC re-measured to fair value at the end of the reporting period, and the final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. This consists of adjustments made to our tax receivable agreement liability due to changes in estimates.

Loss on Interest Rate Swap. Loss on interest rate swap related to the changes associated with the derivative instrument re-measured to fair value at the end of each reporting period and the related periodic cash receipts or payments.

Loss on Extinguishment of Debt. Loss on extinguishment of debt consisted of the write-off of pre-existing original issue discounts and deferred financing costs associated with debt extinguishment.

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on credit card transactions, gains or losses on foreign currency transactions and other non-operating expenses.

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue	$841,676	$783,595	95.7%	95.9%	$58,081	7.4%
Product sales	37,531	33,715	4.3%	4.1%	3,816	11.3%
Total revenue	879,207	817,310	100.0%	100.0%	61,897	7.6%
Cost of service revenue, excluding depreciation and amortization	18,988	18,232	2.2%	2.2%	756	4.1%
Cost of product sales	27,058	25,231	3.1%	3.1%	1,827	7.2%
Operating expenses	295,937	273,288	33.7%	33.4%	22,649	8.3%
Selling, general and administrative expenses	195,054	198,550	22.2%	24.3%	(3,496)	(1.8)%
Depreciation, amortization and (gain) loss on disposal of assets, net	109,072	113,195	12.3%	13.9%	(4,123)	(3.6)%
Goodwill impairment	97,076	—	11.0%	—	97,076	n/a
Total costs and expenses	743,185	628,496	84.5%	76.9%	114,689	18.2%
Income from operations	136,022	188,814	15.5%	23.1%	(52,792)	(28.0)%
Interest expense, net	73,902	86,701	8.4%	10.6%	(12,799)	(14.8)%
Change in fair value of private placement warrants	—	24,966	0.0%	3.1%	(24,966)	(100.0)%
Tax receivable agreement liability adjustment	(257)	(3,077)	(0.0)%	(0.4)%	2,820	(91.6)%
Loss on interest rate swap	494	817	0.1%	0.1%	(323)	(39.5)%
Loss on extinguishment of debt	1,745	3,533	0.2%	0.4%	(1,788)	(50.6)%
Other income, net	(18,970)	(11,123)	(2.2)%	(1.3)%	(7,847)	70.5%
Total other expenses	56,914	101,817	6.5%	12.5%	(44,903)	(44.1)%
Income before income taxes	79,108	86,997	9.0%	10.6%	(7,889)	(9.1)%
Income tax provision	47,660	29,982	5.4%	3.6%	17,678	59.0%
Net income	$31,448	$57,015	3.6%	7.0%	$(25,567)	(44.8)%

Service Revenue. Service revenue increased by $58.1 million, or 7.4%, to $841.7 million for fiscal year 2024 from $783.6 million in fiscal year 2023, representing 95.7% and 95.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Service revenue
Commercial Services	$407,680	$372,786	46.4%	45.6%	$34,894	9.4%
Government Solutions	367,914	344,034	41.8%	42.1%	23,880	6.9%
Parking Solutions	66,082	66,775	7.5%	8.2%	(693)	(1.0)%
Total service revenue	$841,676	$783,595	95.7%	95.9%	$58,081	7.4%

Commercial Services service revenue includes mainly toll and violation management revenues from RACs and FMCs. Commercial Services service revenue increased by $34.9 million, or 9.4%, from $372.8 million in fiscal year 2023 to $407.7 million in fiscal year 2024. This increase was primarily due to increased travel volume, product adoption and increased tolling activity compared to the prior year. These factors contributed to a $18.1 million growth in RAC tolling revenue. An increase in enrolled vehicles as well as higher tolling activity from our FMC customers contributed to a $8.4 million growth in revenue during the year ended December 31, 2024, compared to the same period in 2023. The remaining revenue growth was mainly generated from processing titles and registrations as well as processing violations compared to the prior year.

Government Solutions service revenue includes revenue from speed, red-light, school bus stop arm and bus lane photo enforcement systems. Service revenue increased by $23.9 million to $367.9 million in fiscal year 2024 compared to $344.0 million in fiscal year 2023. The increase was primarily driven by the expansion of speed, maintenance and bus lane programs contributing approximately $17.1 million to the increase in service revenue this year. The remaining increase was mainly attributable to expansions across school bus stop arm programs.

Parking Solutions service revenue decreased by $0.7 million to $66.1 million in fiscal year 2024 compared to $66.8 million in fiscal year 2023. The increased revenue from SaaS product offerings was offset by a decrease in professional services related to parking management solutions.

Product Sales. Product sales increased $3.8 million year-over-year and were $37.5 million and $33.7 million for fiscal years 2024 and 2023, respectively. The increase was primarily due to a $8.6 million increase in product sales to Government Solutions customers, offset by a $4.8 million decrease in the Parking Solutions segment driven by a structural transition from hardware to software and mobile payment solutions. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $18.2 million for fiscal year 2023 to $19.0 million for fiscal year 2024, mainly due to increased recurring service costs for the Parking Solutions segment.

Cost of Product Sales. Cost of product sales increased by approximately $1.8 million from $25.2 million in fiscal year 2023 to $27.1 million in fiscal year 2024, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $22.6 million, or 8.3%, from $273.3 million for fiscal year 2023 to $295.9 million in fiscal year 2024. The increase in 2024 was primarily attributable to an increase of $19.7 million in wages expense, of which, $15.7 million was in the Government Solutions segment and $3.7 million in the Commercial Services segment. Operating expenses as a percentage of total revenue increased from 33.4% to 33.7% in fiscal years 2023 and 2024, respectively. The following table presents operating expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Operating expenses
Commercial Services	$92,038	$83,828	10.5%	10.3%	$8,210	9.8%
Government Solutions	182,493	168,736	20.8%	20.6%	13,757	8.2%
Parking Solutions	17,353	18,236	1.9%	2.2%	(883)	(4.8)%
Operating expenses by segment	291,884	270,800	33.2%	33.1%	21,084	7.8%
Other expenses	4,053	2,488	0.5%	0.3%	1,565	62.9%
Total operating expenses	$295,937	$273,288	33.7%	33.4%	$22,649	8.3%

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $3.5 million to approximately $195.1 million for fiscal year 2024 compared to $198.6 million for fiscal year 2023. The decrease is primarily due to a $23.3 million decrease in legal expenses compared to the prior year, partially offset by $9.0 million in higher wages and benefits expense, of which, $3.2 million was in the Government Solutions segment and $2.7 million is the Commercial Services segment. In addition, there was a $3.9 million increase in stock-based compensation expense, $3.9 million increase in bad debt expense (mainly in the Commercial Services segment) and increases in other general expenses compared to prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 24.3% to 22.2% in fiscal years 2023 and 2024, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2024 vs 2023
($ in thousands)	2024	2023	2024	2023	$	%
Selling, general and administrative expenses
Commercial Services	$62,942	$61,607	7.2%	7.5%	$1,335	2.2%
Government Solutions	69,972	62,597	8.0%	7.7%	7,375	11.8%
Parking Solutions	25,173	23,988	2.8%	2.9%	1,185	4.9%
Selling, general and administrative expenses by segment	158,087	148,192	18.0%	18.1%	9,895	6.7%
Other expenses	36,967	50,358	4.2%	6.2%	(13,391)	(26.6)%
Total selling, general and administrative expenses	$195,054	$198,550	22.2%	24.3%	$(3,496)	(1.8)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $4.1 million to $109.1 million for 2024 from $113.2 million for 2023. This was mainly due certain non-compete, trademark and developed technology intangible assets being fully amortized in fiscal year 2024 as compared to the prior year. This decrease was partially offset by an increase in depreciation expense in fiscal year 2024.

Goodwill Impairment. We recorded an impairment loss of $97.1 million in fiscal year 2024 as a result of our 2024 assessment of goodwill impairment in our Parking Solutions segment. See Note 2, Significant Accounting Policies, for additional information.

Interest Expense, Net. Interest expense, net decreased by $12.8 million from $86.7 million in fiscal year 2023 to $73.9 million in fiscal year 2024. This decrease is primarily attributable to voluntary principal prepayments made during 2023 and 2024 which lowered the outstanding debt balance in 2024 coupled with a 100 basis-point reduction in the interest rate from refinancing our debt in February and in October of fiscal year 2024. The average variable interest rate on the 2021 Term Loan was 44 basis points lower for the twelve months ended December 31, 2024 compared to the prior period. See “Liquidity and Capital Resources” below.

Change in Fair Value of Private Placement Warrants. We recorded a loss of $25.0 million for the fiscal year 2023 related to the changes in fair value of our Private Placement Warrants which were accounted for as liabilities on our consolidated balance sheets. The change in fair value was the result of re-measurement of the liability at the end of the reporting period, and the final re-measurement upon their exercise.

Tax Receivable Agreement Liability Adjustment. We recorded a gain of approximately $0.3 million in fiscal year 2024 as a result of lower estimated state tax rates due to changes in apportionment. We recorded a gain of approximately $3.1 million in fiscal year 2023 as a result of tax settlement adjustments related to a previous acquisition.

Loss on Interest Rate Swap. We recorded a $0.5 million loss in fiscal year 2024 of which $1.3 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.8) million related to the monthly cash proceeds. We recorded a $0.8 million loss in fiscal year 2023 of which approximately $1.1 million related to the monthly cash payments on the interest rate swap net of $(0.3) million associated with the derivative instrument re-measured to fair value at the end of the reporting period. We exercised our option to cancel the interest rate swap agreement effective the end of the third quarter of 2024.

Loss on Extinguishment of Debt. We recorded a $1.7 million loss on extinguishment of debt for fiscal year 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the February and October 2024 refinancing of the 2021 Term Loan. Loss on extinguishment of debt was $3.5 million for fiscal year 2023 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment of $172.5 million on the 2021 Term Loan.

Other Income, Net. Other income, net was $19.0 million in fiscal year 2024 compared to $11.1 million in fiscal year 2023. The increase of approximately $7.9 million is primarily attributable to a $5.6 million tax settlement payment recorded in 2023 related to a prior year acquisition without a comparable amount in 2024, as well as increase in volume rebates earned from total spend on credit card transactions due to increased tolling and travel activity.

Income Tax Provision. Income tax provision was $47.7 million representing an effective tax rate of 60.2% for fiscal year 2024 compared to $30.0 million, representing an effective tax rate of 34.5% for fiscal year 2023. Our effective tax rate for 2024 was higher compared to 2023 primarily due to the impact of permanent differences related to the mark-to-market adjustment on the Private Placement Warrants and the impairment adjustments in the Parking Solutions segment.

Net Income. We had net income of $31.4 million for fiscal year 2024 compared to a net income of $57.0 million for 2023. The $25.6 million decrease in net income was primarily due to the goodwill impairment recorded in fiscal year 2024, partially offset by the change in fair value of the Private Placement Warrants liability in the prior fiscal year without a comparable amount in the current year, and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of December 31, 2024, we had $74.4 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $77.6 million as of December 31, 2024.

In February 2024 and in October 2024, we refinanced the 2021 Term Loan (as discussed below) which reduced the interest rate by an aggregate 1.00% and eliminated the applicable credit spread adjustment. During fiscal years 2024 and 2023, we made early repayments of $9.0 million and $172.5 million, respectively, on the 2021 Term Loan and as a result, the total principal outstanding was $695.6 million as of December 31, 2024.

At December 31, 2024, the tax receivable agreement liability was approximately $48.1 million. We expect to make payments of approximately $5.2 million per year for the next 10 years.

Share Repurchases

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions.

In June 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. During the fourth quarter of 2024, we repurchased approximately 1.5 million shares through open market transactions and paid $35.8 million. On December 4, 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares of Class A Common Stock under the existing October 2023 program, providing us with approximately $112.7 million available for repurchases.

On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement is expected to occur in the first quarter of 2025, at which time, we may receive additional shares calculated using a volume-weighted average price over the term of the ASR agreement.

We paid a total of $200.0 million for share repurchases during the year ended December 31, 2024. All repurchased shares were subsequently retired. In addition, we recorded approximately $1.7 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2024.

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023
Net cash provided by operating activities	$223,642	$206,101
Net cash used in investing activities	(69,720)	(58,290)
Net cash used in financing activities	(211,427)	(117,793)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $17.5 million, from $206.1 million in fiscal year 2023 to $223.6 million in fiscal year 2024. Net income decreased $25.6 million from $57.0 million in fiscal year 2023 compared to $31.4 million in fiscal year 2024. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased by $93.0 million mainly due to the goodwill impairment recorded in the current year and change in deferred income taxes, partially offset by a decrease in the change in the fair value of private placement warrants. The aggregate changes in operating assets and liabilities decreased by $49.9 million in 2024 primarily due to a legal settlement accrued in the prior year that was paid in 2024, partially offset by a lower increase in accounts receivable balances year over year as compared to prior year, mainly in our Commercial Services business.

Cash Flows from Investing Activities

Cash used in investing activities in fiscal years 2024 and 2023 was primarily related to purchases of installation and service parts and property and equipment mainly in our Government Solutions business of $70.9 million and $57.0 million, respectively.

Cash Flows from Financing Activities

Cash used in financing activities was $211.4 million in fiscal year 2024 mainly due to $200 million of share repurchases using existing cash on hand, as well as early repayments on the 2021 Term Loan of a net $9.0 million.

Cash used in financing activities was $117.8 million in fiscal year 2023 mainly due to early repayments totaling $172.5 million on our 2021 Term Loan and $100.0 million of share repurchases, which were partially offset by $161.4 million of proceeds from the exercise of warrants.

Long-term Debt

2021 Term Loan

In March 2021, VM Consolidated, our wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, we had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

In February 2024, VM Consolidated entered into a third amendment (the “Third Amendment”) and in October 2024, a fourth amendment (the "Fourth Amendment") to refinance the 2021 Term Loan (the “Refinancing Transactions”). Pursuant to the Third and Fourth Amendments, the interest rate was reduced by an aggregate 1.00% to SOFR plus 2.25% from SOFR plus 3.25% with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated. In addition, the 2021 Term Loan no longer contains a provision for principal repayments which were previously required to be paid in quarterly installments.

We evaluated the Refinancing Transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During fiscal years 2024 and 2023, we made early repayments of $9.0 million and $172.5 million, respectively, on the 2021 Term Loan and as a result, the total principal outstanding was $695.6 million as of December 31, 2024.

We recorded $1.7 million of loss on extinguishment of debt during the fiscal year ended December 31, 2024, primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transactions. We recognized a loss on extinguishment of debt of $3.5 million for the fiscal year ended December 31, 2023, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments.

The 2021 Term Loan bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of December 31, 2024, the interest rate on the 2021 Term Loan was 6.6%.

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

We did not have mandatory prepayments of excess cash flows for the fiscal years ended December 31, 2024 or 2023.

Senior Notes

In March 2021, VM Consolidated issued an aggregate principal amount of $350.0 million in Senior Notes, due on April 15, 2029. In connection with the issuance of the Senior Notes, we incurred $5.7 million in lender and third-party costs, which were capitalized as deferred financing costs and are being amortized over the remaining life of the Senior Notes.

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. We may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2025	101.375%
2026 and thereafter	100.000%

PPP Loan

During fiscal year 2020, one of our wholly owned subsidiaries received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In 2022, we were notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, we recognized a $3.0 million gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2022.

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of December 31, 2024 or 2023. The availability to borrow was $74.4 million, net of $0.6 million of outstanding letters of credit at December 31, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.6 million of outstanding letters of credit as of December 31, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At December 31, 2024, we were compliant with all debt covenants in our debt agreements.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $73.9 million, $86.7 million and $69.4 million for the fiscal years ended December 31, 2024, 2023 and 2022 respectively.

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

Allowance for Credit Losses

We review historical credit losses and customer payment trends on receivables and develop loss rate estimates as of the balance sheet date, which includes adjustments for current and future expectations. We identify pools of receivables based on the type of business, industry in which the customer operates and historical credit loss patterns (for example, receivables from drivers of rental cars). We evaluate the changes in expectations based on the newest information available on customer payment trends, travel forecasts and other risk characteristics and adjusting either upward or downward that is most representative of the expected credit losses. Administration fees charged to drivers of rented vehicles that we cannot recover from our customers represent higher risk of credit loss compared to our other pools of receivables. We periodically evaluate the adequacy of our allowance for expected credit losses and adjust appropriately.

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

The process of evaluating goodwill requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit. We estimate the fair value of our reporting units based on a combination of an income approach or more specifically, a discounted cash flow method (“DCF Method”) and a market approach employing the public company market multiple method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values using a market-participant weighted average cost of capital. Significant estimates and assumptions used in the DCF Method include forecasts of future revenue growth rates, EBITDA margin percentages, terminal growth rates and discount rates. We apply discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows. The market approach utilizes a blend of revenue and EBITDA multiples from guideline public companies which are comparable to us in size, profitability and other factors to estimate the fair value of the reporting units. Significant estimates and assumptions used in the market approach include the selection of guideline public companies, revenue and EBITDA projections, the selection of revenue and EBITDA multiples and the application of a control premium. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain, and actual results may differ from those assumed in our analysis. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our forecasts, business strategy, government regulations, or economic or market conditions could significantly impact these judgments, potentially decreasing the fair value of one or more reporting units. Any resulting impairment charges could have a material impact on our results of operations.

In connection with our annual impairment assessment, we determined it was more likely than not that the fair values of our reporting units were in excess of their carrying value for our Commercial Services, Government Solutions North America and Government Solutions International reporting units based on qualitative factors. We performed a quantitative impairment test for our Parking Solutions reporting unit as of October 1, 2024. This was due to recent performance that unfavorably impacted the Parking Solutions business, including lower revenue growth, higher customer churn and lower profitability margins than previously estimated. The fair value of this reporting unit was determined by equally weighting the results of the DCF and market approach methods described above. Based on the results of its quantitative review, we concluded an impairment to goodwill was necessary because the reporting unit's carrying value exceeded the estimated fair value. We recorded a $97.1 million impairment of goodwill in our Parking Solutions segment during fiscal year 2024, which is presented in the goodwill impairment line item on the consolidated statements of operations.

We review our long-lived assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. Our estimates of cash flows are subjective judgments based on past experiences adjusted for trends and future expectations, and can be significantly impacted by changes in our business or economic conditions. The determination of a asset group's fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses. If our estimates or underlying assumptions change in the future, our operating results may be materially impacted. During the year ended December 31, 2024, we recorded a $0.2 million impairment related to the write-down of installation and service parts that no longer had future use within the operating expenses line item in our Government Solutions segment. During the year ended December 31, 2023, we recorded a $4.3 million impairment which included a $3.9 million write-down of installation and service parts that no longer had future use within the operating expenses line item in our Government Solutions segment, and $0.4 million impairment of an ROU asset within the selling, general and administrative expenses line item in our Parking Solutions segment. We recorded a $0.7 million of impairment related to certain photo enforcement programs that ended during the year ended December 31, 2022 within the depreciation, amortization and (gain) loss on disposal of assets, net line item on the consolidated statements of operations.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $695.6 million at December 31, 2024. The 2021 Term Loan bears interest based, at our option, on either (i) Term SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of December 31, 2024, the interest rate on the 2021 Term Loan was 6.6%.

Based on the December 31, 2024 balance outstanding, each 1% movement in interest rates will result in an approximately $7.0 million change in annual interest expense.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term SOFR) portion of the variable interest rate on our 2021 Term Loan. We exercised our option to cancel the interest rate swap effective the end of the third quarter of 2024.

VERRA MOBILITY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill — Parking Solutions Reporting Unit – Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company’s goodwill for its Parking Solutions reporting unit is tested annually for impairment on October 1 of each year, or more frequently if events and circumstances indicate that the carrying value may not be recoverable. The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The estimated fair value of a reporting unit is determined using both market and income approaches, combined with an equal weighting.

The market approach is based on comparable company multiples (revenue and “EBITDA,” which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of multiples derived from comparable publicly traded companies to the reporting unit. The income approach is based on a discounted cash flow method and requires significant estimates and assumptions, including estimates regarding future revenue growth rates, EBITDA margin percentages and the selection of discount rates. Changes in these estimates and assumptions could have a material impact on either the fair value, the amount of any goodwill impairment charge, if any, or both.

During 2024, the Company recognized an impairment loss of $97.1 million for the Parking Solutions reporting unit’s goodwill. After considering the impact of the impairment charges, the carrying amount of the Parking Solutions reporting unit’s goodwill as of December 31, 2024, was $102.1 million.

We identified impairment of the Parking Solutions reporting unit as a critical audit matter because of the significant judgments made by management to estimate the fair value. The audit of these estimates and assumptions required a high degree of auditor judgment when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to future revenue growth rates and EBITDA margin percentages, and the selection of significant valuation assumptions such as comparable company revenue and EBITDA multiples and discount rates. The audit also required an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to revenue growth rates and EBITDA margin percentages and the selection of significant valuation assumptions, such as comparable company revenue and EBITDA multiples and discount rates used by management to estimate the fair value of the Parking Solutions reporting unit included the following procedures:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Parking Solutions reporting unit, such as controls related to management's review of forecasts of future revenue growth rates and EBITDA margin percentages, selection of comparable company revenue and EBITDA multiples and discount rates.
•
We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•
We performed a sensitivity analysis of the future revenue growth rates, EBITDA margin percentages, and discount rates, which included their impact on cash flows.
•
We evaluated the reasonableness of management’s forecasted revenue growth rates and EBITDA margin percentages by comparing the forecasts to (1) historical results of the Company, (2) internal communications to management and the board of directors, and (3) forecasted information included in industry reports of the Company and companies in its peer groups.
•
With the assistance of our fair value specialists, we evaluated (1) the valuation methodologies used, (2) the comparable company multiples selected by management, and (3) the discount rates used in determining the present value of the expected cash flows.

/S/ Deloitte & Touche LLP

Tempe, Arizona
February 27, 2025

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verra Mobility Corporation (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/S/ Deloitte & Touche LLP

Tempe, Arizona

February 27, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of Verra Mobility Corporation (the Company) for the year ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Phoenix, Arizona

March 1, 2023

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$77,560	$136,309
Restricted cash	3,594	3,413
Accounts receivable (net of allowance for credit losses of $17.0 million and $18.5 million at December 31, 2024 and 2023, respectively)	206,503	197,824
Unbilled receivables	48,193	37,065
Inventory	15,502	17,966
Prepaid expenses and other current assets	42,647	46,961
Total current assets	393,999	439,538
Installation and service parts, net	36,631	22,895
Property and equipment, net	141,601	123,248
Operating lease assets	29,895	33,523
Intangible assets, net	232,297	301,025
Goodwill	735,615	835,835
Other non-current assets	44,451	33,919
Total assets	$1,614,489	$1,789,983
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,224	$78,749
Deferred revenue	29,374	28,788
Accrued liabilities	73,980	93,119
Tax receivable agreement liability, current portion	5,163	5,098
Current portion of long-term debt	—	9,019
Total current liabilities	199,741	214,773
Long-term debt, net of current portion	1,034,211	1,029,113
Operating lease liabilities, net of current portion	25,757	29,124
Tax receivable agreement liability, net of current portion	42,977	48,369
Asset retirement obligations	15,493	14,580
Deferred tax liabilities, net	14,699	18,360
Other long-term liabilities	16,486	14,197
Total liabilities	1,349,364	1,368,516
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 159,594 and 166,555 shares issued and outstanding at December 31, 2024 and 2023, respectively	16	17
Additional paid-in capital	551,955	557,513
Accumulated deficit	(269,287)	(125,887)
Accumulated other comprehensive loss	(17,559)	(10,176)
Total stockholders' equity	265,125	421,467
Total liabilities and stockholders' equity	$1,614,489	$1,789,983

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Service revenue	$841,676	$783,595	$695,218
Product sales	37,531	33,715	46,380
Total revenue	879,207	817,310	741,598
Cost of service revenue, excluding depreciation and amortization	18,988	18,232	16,330
Cost of product sales	27,058	25,231	30,932
Operating expenses	295,937	273,288	226,324
Selling, general and administrative expenses	195,054	198,550	163,133
Depreciation, amortization and (gain) loss on disposal of assets, net	109,072	113,195	140,174
Goodwill impairment	97,076	—	—
Total costs and expenses	743,185	628,496	576,893
Income from operations	136,022	188,814	164,705
Interest expense, net	73,902	86,701	69,372
Change in fair value of private placement warrants	—	24,966	(14,400)
Tax receivable agreement liability adjustment	(257)	(3,077)	(720)
Loss (gain) on interest rate swap	494	817	(996)
Loss (gain) on extinguishment of debt	1,745	3,533	(3,005)
Other income, net	(18,970)	(11,123)	(12,654)
Total other expenses	56,914	101,817	37,597
Income before income taxes	79,108	86,997	127,108
Income tax provision	47,660	29,982	34,633
Net income	$31,448	$57,015	$92,475
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(7,383)	2,689	(7,771)
Total comprehensive income	$24,065	$59,704	$84,704
Net income per share:
Basic	$0.19	$0.36	$0.61
Diluted	$0.19	$0.36	$0.50
Weighted average shares outstanding:
Basic	165,090	158,777	152,848
Diluted	167,717	160,017	159,026

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2021	156,079	$16	$36,575	$309,883	$(81,416)	$(5,094)	$259,964
Net income	—	—	—	—	92,475	—	92,475
Share repurchases and retirement	(7,874)	(1)	—	(15,933)	(109,137)	—	(125,071)
Vesting of restricted stock units ("RSUs")	654	—	—	—	—	—	—
Exercise of stock options	103	—	—	1,334	—	—	1,334
Payment of employee tax withholding related to RSUs vesting	—	—	—	(6,524)	—	—	(6,524)
Stock-based compensation	—	—	—	16,663	—	—	16,663
Other comprehensive loss, net of tax	—	—	—	—	—	(7,771)	(7,771)
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	57,015	—	57,015
Earn-out shares issued to PE Greenlight Holdings, LLC	5,000	—	(36,575)	36,575	—	—	—
Share repurchases and retirement	(4,581)	—	—	(15,176)	(84,824)	—	(100,000)
Vesting of RSUs and performance share units ("PSUs")	449	—	—	—	—	—	—
Exercise of stock options	451	—	—	5,919	—	—	5,919
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(3,142)	—	—	(3,142)
Exercise of warrants	16,274	2	—	210,438	—	—	210,440
Stock-based compensation	—	—	—	17,476	—	—	17,476
Other comprehensive income, net of tax	—	—	—	—	—	2,689	2,689
Balance as of December 31, 2023	166,555	$17	$—	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	—	31,448	—	31,448
Share repurchases and retirement	(7,883)	(1)	—	(26,803)	(174,848)	—	(201,652)
Vesting of RSUs and PSUs	600	—	—	—	—	—	—
Exercise of stock options	322	—	—	4,288	—	—	4,288
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(6,001)	—	—	(6,001)
Stock-based compensation	—	—	—	22,958	—	—	22,958
Other comprehensive loss, net of tax	—	—	—	—	—	(7,383)	(7,383)
Balance as of December 31, 2024	159,594	$16	$—	$551,955	$(269,287)	$(17,559)	$265,125

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net income	$31,448	$57,015	$92,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,525	113,067	138,684
Amortization of deferred financing costs and discounts	4,106	4,679	5,472
Change in fair value of private placement warrants	—	24,966	(14,400)
Tax receivable agreement liability adjustment	(257)	(3,077)	(720)
Change in fair value of interest rate swap	1,316	(320)	(996)
Loss (gain) on extinguishment of debt	1,745	3,533	(3,005)
Credit loss expense	13,002	9,054	14,481
Deferred income taxes	(10,012)	(27,037)	(17,355)
Stock-based compensation	22,958	17,476	16,663
Goodwill impairment	97,076	—	—
Impairment of long-lived assets and ROU assets	170	4,280	—
Other	1,403	359	2,994
Changes in operating assets and liabilities:
Accounts receivable	(22,664)	(42,459)	(17,685)
Unbilled receivables	(11,987)	(6,252)	(1,936)
Inventory	1,917	1,148	(10,310)
Prepaid expenses and other assets	5,926	(2,161)	4,306
Deferred revenue	1,231	(2,400)	4,591
Accounts payable and other current liabilities	(16,425)	50,512	6,513
Other liabilities	(5,836)	3,718	(1,435)
Net cash provided by operating activities	223,642	206,101	218,337
Cash Flows from Investing Activities:
Cash receipts (payments) for interest rate swap	822	(1,137)	—
Purchase of intellectual property	—	(500)	—
Purchases of installation and service parts and property and equipment	(70,856)	(56,985)	(48,186)
Cash proceeds from the sale of assets	314	332	241
Payment of contingent consideration	—	—	(647)
Net cash used in investing activities	(69,720)	(58,290)	(48,592)
Cash Flows from Financing Activities:
Borrowings on long-term debt	36,591	—	—
Repayment of long-term debt	(45,610)	(181,519)	(9,019)
Repayment on revolver	—	—	(25,000)
Payment of debt issuance costs	(716)	(459)	(447)
Proceeds from the exercise of warrants	—	161,408	—
Share repurchases and retirement	(199,979)	(100,000)	(125,071)
Proceeds from exercise of stock options	4,288	5,919	1,334
Payment of employee tax withholding related to RSUs and PSUs vesting	(6,001)	(3,142)	(6,524)
Payment of contingent consideration	—	—	(205)
Net cash used in financing activities	(211,427)	(117,793)	(164,932)
Effect of exchange rate changes on cash and cash equivalents	(1,063)	589	(130)
Net (decrease) increase in cash, cash equivalents and restricted cash	(58,568)	30,607	4,683
Cash, cash equivalents and restricted cash - beginning of period	139,722	109,115	104,432
Cash, cash equivalents and restricted cash - end of period	$81,154	$139,722	$109,115

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets	2024	2023	2022
Cash and cash equivalents	$77,560	$136,309	$105,204
Restricted cash	3,594	3,413	3,911
Total cash, cash equivalents, and restricted cash	$81,154	$139,722	$109,115

Supplemental cash flow information:
Interest paid	$76,203	$86,113	$63,663
Income taxes paid, net of refunds	50,199	54,002	47,623
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	8,911	5,120	10,421
Accrued excise tax payable on net share repurchases	1,673	—	—
Leased assets obtained in exchange for new operating lease liabilities	3,994	—	—
Earn-out shares issued to PE Greenlight Holdings, LLC	—	36,575	—
Increase in additional paid-in capital due to exercise of private placement warrants	—	49,032	—

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

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net. Revenue from the single Government Solutions customer exceeding 10% of total revenue is presented below:

	For the Year Ended December 31,
	2024	2023	2022
City of New York Department of Transportation	15.8%	16.9%	19.5%

The City of New York Department of Transportation (“NYCDOT”) represented 17.2% and 18.3% of total accounts receivable, net as of December 31, 2024 and 2023, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenue concentrations generated through the Company’s Commercial Services partners as a percent of total revenue are presented below:

	For the Year Ended December 31,
	2024	2023	2022
Hertz Corporation	10.8%	11.8%	11.1%
Avis Budget Group, Inc.	13.5%	13.6%	13.0%
Enterprise Mobility	11.7%	10.4%	9.3%

No Commercial Services customer exceeded 10% of total accounts receivable, net as of December 31, 2024 or 2023.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivables, net for the Parking Solutions segment as of or for any period presented.

Allowance for Credit Losses

Accounts receivable and unbilled receivables are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable and unbilled receivables have normal trade terms of less than one year and are initially stated at the amounts billed to the customers and subsequently measured at amortized cost net of allowance for credit losses. Unbilled receivables are recorded when revenues have been earned but have not been included on a customer invoice through the end of the current period. Unbilled receivables were $48.2 million and $37.1 million as of December 31, 2024 and 2023, respectively.

The Company reviews historical credit losses and customer payment trends on receivables and develops loss estimates as of the balance sheet date, which includes adjustments for current and future expectations. It identifies pools of receivables based on the type of business, industry in which the customer operates and historical credit loss patterns. The Company uses collection assumptions (typically at the customer level) to estimate expected credit losses. Receivables are written off against the allowance for credit losses when it is probable that amounts will not be collected based on the terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. No interest or late fees are charged on delinquent accounts. The Company periodically evaluates the adequacy of its allowance for expected credit losses and adjusts appropriately.

The following presents the activity in the allowance for credit losses by reportable segment for the years ended December 31, 2023 and 2024, respectively:

($ in thousands)	Commercial Services (1)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2023	$11,177	$4,573	$157	$15,907
Credit loss expense (income)	11,153	(1,953)	(146)	9,054
Write-offs, net of recoveries	(6,669)	(194)	415	(6,448)
Balance at December 31, 2023	$15,661	$2,426	$426	$18,513
Credit loss expense (income)	14,670	(1,979)	311	13,002
Write-offs, net of recoveries	(14,293)	(115)	(89)	(14,497)
Balance at December 31, 2024	$16,038	$332	$648	$17,018
(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 85% and 88% of the total Commercial Services allowance for credit losses as of December 31, 2024 and 2023, respectively.

Inventory

Inventories consist of parts and electronic components used in the production of parking management related hardware sold to certain Parking Solutions customers and photo enforcement systems sold to certain Government Solutions customers. Inventories for the Parking Solutions business were stated at cost on a first-in, first-out basis and the total carrying value was approximately $8.4 million and $10.0 million as of December 31, 2024 and 2023, respectively. Inventories for the Government Solutions international business were stated at a weighted average cost and the total carrying value was $7.1 million and $8.0 million as of December 31, 2024 and 2023, respectively. The Company assesses the value of its inventory and writes down the cost to net realizable value upon evaluation of historical experience and assumptions regarding future usage, and any such write down establishes a new cost basis for the items. Total finished goods were approximately $3.1 million and $3.4 million as of December 31, 2024 and 2023, respectively.

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of the Company's photo enforcement systems. Installation and service parts are stated at cost and are reclassified to property and equipment upon initiation of construction and subsequently placed in service. Installation and service parts used in repairs and maintenance are recorded as operating expenses. See Impairment of Long-lived Assets section below for a discussion of the write-down of installation and service parts that no longer had future use.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. All repairs and maintenance costs are expensed as incurred. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets as follows:

Equipment	3-7 years
Computer equipment	3-5 years
Furniture	3-10 years
Automobiles	3-7 years
Software	3-7 years
Leasehold improvements	Shorter of lease term or estimated useful life

Equipment relates to equipment installed at customer sites and certain installation costs that qualify for capitalization. Software costs include certain internal and external costs associated with the development of software that are incurred during the application development stage. In addition, a modification or upgrade to existing software is capitalized only to the extent it results in additional functionality to existing software. Software maintenance and training costs are expensed as incurred.

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

There were no indicators of impairment during the years ended December 31, 2024 or December 31, 2023. The Company recorded a $1.3 million impairment during the year ended December 31, 2022 within other income, net on the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on a qualitative analysis, it is determined more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. Reporting units are identified by assessing whether the components of the Company’s operating segments constitute businesses for which discrete financial information is available, if segment management regularly reviews the operating results of those components and if any of the components can be aggregated based on economic similarities and other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit. The date of the Company’s annual impairment analysis is October 1. The Company has four reporting units for the purposes of assessing potential impairment of goodwill which include Commercial Services, Government Solutions North America, Government Solutions International and Parking Solutions.

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

In connection with its annual impairment assessment, the Company determined it was more likely than not that the fair values of its reporting units were in excess of their carrying values for the Commercial Services, Government Solutions North America and Government Solutions International reporting units based on qualitative factors. The Company performed a quantitative impairment test for its Parking Solutions reporting unit as of October 1, 2024. This was due to recent performance that unfavorably impacted the Parking Solutions business, including lower revenue growth, higher customer churn and lower profitability margins than previously estimated. The fair value of this reporting unit was determined by equally weighting the results of the DCF and market approach methods described above. Based on the results of its quantitative review, the Company concluded an impairment to goodwill was necessary because the reporting unit's carrying value exceeded the estimated fair value. The Company recorded a $97.1 million impairment of goodwill in the Parking Solutions segment during fiscal year 2024, which is presented in the goodwill impairment line item on the consolidated statements of operations.

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

During the year ended December 31, 2024, the Company recorded a $0.2 million impairment related to the write-down of installation and service parts that no longer had future use within the operating expenses line item in the Government Solutions segment. During the year ended December 31, 2023, the Company recorded a $4.3 million impairment which included a $3.9 million write-down of installation and service parts that no longer had future use within the operating expenses line item in the Government Solutions segment, and $0.4 million impairment of an ROU asset within the selling, general and administrative expenses line item in the Parking Solutions segment. The Company had $0.7 million of impairment related to certain photo enforcement programs that ended during the year ended December 31, 2022 within the depreciation, amortization and (gain) loss on disposal of assets, net line item on the consolidated statements of operations.

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

Warrants

As of December 31, 2022, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 Private Placement Warrants and (ii) 13,333,301 warrants issued in connection with the initial public offering (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants had a five-year term and expired in October 2023, unless they were redeemed or exercised prior to expiration. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company. See Note 12, Shareholders' Equity, for additional details on warrant exercises.

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

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate, “SOFR”) portion of the variable interest rate on its 2021 Term Loan. Under the interest rate swap agreement, the Company paid a fixed rate of 5.17% and the counterparty paid a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provided for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap was $675.0 million. The Company had the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company treated the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash receipts or payments were recorded in the consolidated statements of operations within the loss (gain) on interest rate swap line item. The Company exercised its option to cancel the interest rate swap agreement during the third quarter of fiscal year 2024.

The following details the components of the loss (gain) on interest rate swap for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Change in fair value	$1,316	$(320)	$(996)
Cash (receipts) payments	(822)	1,137	—
Total loss (gain) on interest rate swap	$494	$817	$(996)

The effect of remeasurement to fair value was recorded within the operating activities section and the monthly cash proceeds received or payments made were recorded within the investing activities section in the consolidated statements of cash flows. See below for further discussion on the fair value measurement of the interest rate swap.

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

	Level in	December 31, 2024		December 31, 2023
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$687,203	$699,916	$691,821	$709,872
Senior Notes	2	347,008	341,250	346,311	335,125

The Company had issued Private Placement Warrants (as discussed above) to acquire shares of its Class A Common Stock in connection with its initial public offering which had a five-year term and expired in October 2023. During fiscal year 2023, all Private Placement Warrants were exercised by the warrant holders.

The following summarizes the changes in fair value of Private Placement Warrant liabilities included in net income and the impact of exercises for the year ended December 31, 2023:

($ in thousands)	December 31, 2023
Beginning balance	$24,066
Change in fair value of private placement warrants	24,966
Exercise of warrants	(49,032)
Ending balance	$—

The change in fair value of private placement warrants consisted of adjustments related to the unexercised Private Placement Warrants re-measured to fair value at the end of the reporting period and the final mark-to-market adjustments for the exercised warrants. During the year ended December 31, 2023, 6.7 million Private Placement Warrants were exercised, which reduced our Private Placement Warrants liabilities by $49.0 million with an offset to common stock at par value and the remaining to additional paid in capital.

The Company has an equity investment measured at cost with a carrying value of $1.9 million and $2.1 million as December 31, 2024 and 2023 respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the years ended December 31, 2024 and 2023.

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

($ in thousands)	December 31, 2024	December 31, 2023
Prepaid expenses and other current assets
Beginning balance	$689	$—
Change in fair value of interest rate swap	(689)	689
Ending balance	$—	$689

Other non-current assets
Beginning balance	$627	$1,973
Change in fair value of interest rate swap	(627)	(1,346)
Ending balance	$—	$627

Accrued liabilities
Beginning balance	$—	$977
Change in fair value of interest rate swap	—	(977)
Ending balance	$—	$—

The Company separately classified the current and non-current components based on the value of settlements due within 12 months (current) and greater than 12 months (non-current). The Company exercised its option to cancel the interest rate swap during the third quarter of fiscal year 2024.

Asset Retirement Obligations

The Company records obligations to perform certain retirement activities on camera and speed enforcement systems in the period that the related assets are placed in service. Asset retirement obligations are contractual obligations to restore property to its initial state. These obligations, which are initially estimated based on discounted cash flow estimates, are accreted to full value over time through charges to operating expenses in the consolidated statements of operations. The offsetting asset is capitalized as part of the related asset’s carrying value and is depreciated over the asset’s estimated remaining useful life. When events and circumstances indicate that the original estimates used for asset retirement obligations may need revision, the Company reassesses the assumptions used and adjusts the liability appropriately.

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit facilities (see Note 8, Long-Term Debt). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal years 2024, 2023 and 2022 was $4.1 million, $4.7 million and $5.5 million respectively.

Income Taxes

Income tax expense includes U.S and international current and deferred income taxes and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of these temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term on our consolidated balance sheets. See Note 11, Income Taxes, for more information.

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

The following represents our weighted average assumptions for stock options and PSUs granted for the respective periods:

	For the Year Ended December 31,
	2024	2023	2022
Stock options (1)
Weighted average expected volatility	n/a	38.5%	45.1%
Weighted average risk-free interest rate	n/a	4.28%	2.94%
PSUs
Weighted average expected volatility	35.2%	43.8%	48.0%
Weighted average risk-free interest rate	4.26%	4.29%	2.78%

(1) There were no stock options granted during fiscal year 2024.

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

•
Product sales (sale of camera systems and installation) – the camera systems and related installation services are an integrated solution and are accounted for as a single performance obligation. The revenues for this performance obligation are recognized when control of the product is transferred to the customer.
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
•
Service revenue derived from the Company’s professional services is recognized over time as the services are performed. Revenues for fixed-price service projects are generally recognized over time applying input methods to estimate progress to completion.
•
Revenue from product sales is recognized at a point in time when a customer takes control of the hardware, which typically occurs when the product is delivered and ownership is transferred to the customer.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods, and it primarily relates to the Government Solutions and Parking Solutions customers. As of December 31, 2024 and 2023, the Company had approximately $11.8 million and $13.1 million of deferred revenue in the Government Solutions segment, respectively. During the twelve months ended December 31, 2024 and 2023, the Company recognized $6.7 million and $5.2 million, respectively, of revenue, excluding exchange rate impact, related to amounts that were included in deferred revenue as of December 31, 2023 and 2022. As of December 31, 2024 and 2023, the Company had approximately $21.7 million and $19.7 million of deferred revenue in the Parking Solutions segment, respectively. During the twelve months ended December 31, 2024 and 2023, the Company recognized $18.7 million and $20.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2023 and 2022.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of December 31, 2024, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $203.0 million, of which $88.0 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

Credit Card Rebates

The Company earns volume rebates from total spend on purchasing cards and recognizes the income in other income, net in the consolidated statements of operations. For the fiscal years ended December 31, 2024, 2023 and 2022, the Company recorded $18.9 million, $17.8 million, and $14.5 million respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended December 31, 2024, 2023 and 2022, were $1.6 million, $1.1 million and $1.0 million, respectively, and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

Assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement is included in other income, net in the consolidated statements of operations. The impact of foreign currency re-measurement was losses of $0.4 million, $1.7 million and $0.7 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at current exchange rates while revenue and expenses are translated from functional currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive loss in stockholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU was intended to enhance disclosure related to significant segment expenses regularly provided to the Chief Operating Decision Maker (“CODM”), amounts presented as “other” within segment profit (loss), require that all annual disclosures are also reported for interim periods, further define the CODM and how they use segment profit (loss) to allocate resources, and require that entities with only a single reportable segment provide all required segment disclosures. The Company adopted this standard as of December 31, 2024 which included providing relevant disclosures within Note 17, Segment Reporting; however, there were no other impacts from the adoption of this standard.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The ASU clarified that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. It also required entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The Company adopted this standard as of January 1, 2024. The adoption of this standard did not have an impact on the Company's financial statements or disclosures.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires companies to disclose specific categories in the rate reconciliation, provide additional disclosure for reconciling items that exceed proscribed thresholds, and enhance disclosure regarding income taxes paid and sources of income (loss) from continuing operations including the tax expense (or benefit) disaggregated by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement- Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period at a disaggregated level. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

3.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2024	2023
Prepaid services	$17,359	$17,271
Prepaid tolls	8,751	9,174
Costs to fulfill a customer contract	3,710	5,852
Income taxes receivable	3,063	9,830
Deposits	3,057	2,322
Prepaid insurance	2,304	1,755
Other	4,403	757
Total prepaid expenses and other current assets	$42,647	$46,961

4.
Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2024	2023
Equipment	$211,213	$159,151
Software	61,183	37,415
Leasehold improvements	12,287	10,031
Computer equipment	22,411	21,415
Furniture	2,464	2,651
Automobiles	15,248	14,422
Construction in progress	15,053	17,781
Property and equipment	339,859	262,866
Less: accumulated depreciation	(198,258)	(139,618)
Property and equipment, net	$141,601	$123,248

Depreciation expense was $41.4 million, $35.2 million and $32.2 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

5.
Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2022	$419,720	$214,618	$199,142	$833,480
Foreign currency translation adjustment	2,371	(16)	—	2,355
Balance at December 31, 2023	422,091	214,602	199,142	835,835
Goodwill impairment (1)	—	—	(97,076)	(97,076)
Foreign currency translation adjustment	(1,924)	(1,220)	—	(3,144)
Balance at December 31, 2024	$420,167	$213,382	$102,066	$735,615

(1) The Company recorded an impairment to goodwill in its Parking Solutions segment during fiscal year 2024, refer to Note 2, Significant Accounting Policies, for additional information.

Intangible assets consist of the following as of the respective period-ends:

	Weighted	Weighted	At December 31, 2024
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	5.2 years	8.8 years	$4,667	$1,972
Patent	3.8 years	5.0 years	500	117
Customer relationships	3.5 years	9.3 years	557,958	348,138
Developed technology	3.9 years	7.2 years	38,659	19,260
Gross carrying value of intangible assets			601,784	$369,487
Less: accumulated amortization			(369,487)
Intangible assets, net			$232,297

	Weighted	Weighted	At December 31, 2023
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	0.3 years	3.7 years	$36,190	$32,882
Patent	4.8 years	5.0 years	500	17
Non-compete agreements	0.0 years	5.0 years	62,540	62,540
Customer relationships	4.5 years	9.3 years	558,801	288,065
Developed technology	0.8 years	5.8 years	201,657	175,159
Gross carrying value of intangible assets			859,688	$558,663
Less: accumulated amortization			(558,663)
Intangible assets, net			$301,025

Amortization expense was $67.0 million, $77.6 million and $106.2 million for fiscal years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2025	$64,164
2026	57,244
2027	28,229
2028	22,316
2029	21,419
Thereafter	38,925
Total	$232,297

6.
Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2024	2023
Accrued salaries and wages	$34,310	$27,905
Current deferred tax liabilities	7,650	7,574
Current portion of operating lease liabilities	6,925	7,133
Accrued interest payable	4,211	4,594
Advanced deposits	2,993	2,308
Restricted cash due to customers	2,858	2,835
Self-insurance liability	1,271	1,802
Accrued legal settlement	—	31,500
Other	13,762	7,468
Total accrued liabilities	$73,980	$93,119

7.
Asset Retirement Obligations

The following summarizes the changes in the Company’s asset retirement obligations for the years ended December 31:

($ in thousands)	2024	2023
Asset retirement obligations, beginning balance	$14,580	$12,993
Liabilities incurred	1,419	1,176
Accretion expense	678	760
Liabilities settled	(1,184)	(349)
Asset retirement obligations, ending balance	$15,493	$14,580

8.
Long-term Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2024	2023
2021 Term Loan, due 2028	$695,568	$704,587
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(2,322)	(3,646)
Less: unamortized deferred financing costs	(9,035)	(12,809)
Total long-term debt	1,034,211	1,038,132
Less: current portion of long-term debt	—	(9,019)
Total long-term debt, net of current portion	$1,034,211	$1,029,113

The following table presents the aggregate principal and interest payments in future years on long-term debt as of December 31, 2024:

($ in thousands)	Principal	Interest (1)
2025	$—	$65,845
2026	—	65,845
2027	—	65,844
2028	695,568	29,973
2029	350,000	5,561
Total	$1,045,568	$233,068

(1) The variable interest rate in effect as of December 31, 2024 was used to calculate interest payments for the 2021 Term Loan.

2021 Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, the Company had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

In February 2024, VM Consolidated entered into a third amendment (the “Third Amendment”) and in October 2024, a fourth amendment (the “Fourth Amendment”) to refinance the 2021 Term Loan (the “Refinancing Transactions”). Pursuant to the Third and Fourth Amendments, the interest rate was reduced by an aggregate 1.00% to SOFR plus 2.25% from SOFR plus 3.25%, with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated. In addition, the 2021 Term Loan no longer contains a provision for principal repayments which were previously required to be paid in quarterly installments. The Company evaluated the Refinancing Transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During fiscal years 2024 and 2023, the Company made early repayments of $9.0 million and $172.5 million, respectively, on the 2021 Term Loan and as a result, the total principal outstanding was $695.6 million as of December 31, 2024.

The Company recorded $1.7 million of loss on extinguishment of debt during the fiscal year ended December 31, 2024 primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the Refinancing Transactions. It recognized a loss on extinguishment of debt of $3.5 million for the fiscal year ended December 31, 2023, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments.

The 2021 Term Loan bears interest based at the Company’s option, on either (i) Term SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of December 31, 2024, the interest rate on the 2021 Term Loan was 6.6%.

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

The Company did not have mandatory prepayments of excess cash flows for the fiscal years ended December 31, 2024 or 2023.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. The Company may redeem all or a portion of the Senior Notes at the redemption prices set forth below in percentages by year, plus accrued and unpaid interest:

Year	Percentage
2025	101.375%
2026 and thereafter	100.000%

PPP Loan

During fiscal year 2020, one of the Company's wholly owned subsidiaries received a $2.9 million loan from the U.S. Small Business Administration (“SBA”) as part of the Paycheck Protection Program (“PPP Loan”) to offset certain employment and other allowable costs incurred as a result of the COVID-19 pandemic. In 2022, the Company was notified by the SBA that the loan, together with accrued interest, had been fully forgiven under the provisions of the PPP Loan program. Accordingly, the Company recognized a $3.0 million gain on extinguishment of debt in the consolidated statements of operations for the year ended December 31, 2022.

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) Term SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) Term SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to Term SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of December 31, 2024 or 2023. The availability to borrow was $74.4 million, net of $0.6 million of outstanding letters of credit at December 31, 2024.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.6 million of outstanding letters of credit as of December 31, 2024.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At December 31, 2024, the Company was compliant with all debt covenants in its debt agreements.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $73.9 million, $86.7 million and $69.4 million for the fiscal years ended December 31, 2024, 2023 and 2022 respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 6.2% and 7.7% at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, operating leases had a remaining weighted average lease term of 7.5 years and 8.0 years, respectively, and operating lease liabilities were measured using a weighted average discount rate of 5.8% and 5.4%, respectively. The total operating lease costs for the fiscal years ended December 31, 2024, 2023 and 2022 were $9.3 million, $9.5 million and $8.8 million, respectively. Variable lease costs for fiscal years ended December 31, 2024, 2023 and 2022 were approximately $3.8 million, $2.7 million and $1.5 million, respectively. Finance leases for the Company were not material.

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2024	2023
Operating lease liabilities, net of current portion	$25,757	$29,124
Current portion	6,925	7,133
Total operating lease liabilities	$32,682	$36,257

The following provides future maturities of operating lease liabilities as of December 31, 2024:

($ in thousands)
2025	$8,551
2026	5,962
2027	4,486
2028	3,145
2029	3,049
Thereafter	15,174
Total minimum payments	40,367
Less: amount representing interest	(7,685)
Total	$32,682

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

The components of basic and diluted net income per share are as follows:

	For the Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net income	$31,448	$57,015	$92,475
Denominator:
Weighted average shares - basic	165,090	158,777	152,848
Common stock equivalents	2,627	1,240	6,178
Weighted average shares - diluted	167,717	160,017	159,026
Net income per share - basic	$0.19	$0.36	$0.61
Net income per share - diluted	$0.19	$0.36	$0.50
Antidilutive shares excluded from diluted net income per share:
Contingently issuable shares (1)	—	—	5,000
ASR shares (2)	952	566	—
Non-qualified stock options	—	222	1,149
Performance share units	12	22	157
Restricted stock units	23	219	742
Total antidilutive shares excluded	987	1,029	7,048

(1) Contingently issuable shares related to the earn-out agreement as discussed in Note 15, Other Transactions.

(2) This represents the number of additional estimated shares the counterparties to the Company’s accelerated share repurchase (“ASR”) agreements initiated in 2024 and 2023, respectively, would have been required to deliver had the ASRs been settled as of December 31, 2024 and 2023, respectively. The final settlement for the 2024 ASR is expected to occur in the first quarter of 2025. The final settlement of the 2023 ASR occurred in the first quarter of 2024, at which time, the Company received 534,499 additional shares.

11.
Income Taxes

Income before income taxes consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
U.S.	$114,296	$92,425	$140,858
Foreign	(35,188)	(5,428)	(13,750)
Total income before incomes taxes	$79,108	$86,997	$127,108

The income tax provision consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Current
Federal	$40,381	$38,109	$34,071
State	16,964	15,794	14,779
Foreign	329	3,113	1,777
Total current	57,674	57,016	50,627
Deferred
Federal	(5,696)	(16,522)	(8,069)
State	(1,697)	(6,335)	(4,863)
Foreign	(2,621)	(4,177)	(3,062)
Total deferred	(10,014)	(27,034)	(15,994)
Income tax provision	$47,660	$29,982	$34,633

A reconciliation to the income tax provision from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Income tax provision at statutory rate	$16,612	$18,270	$26,693
State income taxes, net of federal income tax effect	11,032	7,762	8,588
162(m) limitation	1,790	1,000	1,766
Non-deductible expenses	1,365	49	30
Stock-based compensation	(102)	796	(545)
Unrecognized tax benefits	2,593	1,831	1,215
Goodwill impairment	18,091	—	—
Tax impact for change in fair value of warrants	—	5,243	(3,024)
Change in valuation allowance	(1,466)	297	1,429
Research and development credits	(2,713)	(1,032)	(517)
Tax receivable agreement imputed interest	—	(3,641)	—
Other	458	(593)	(1,002)
Total income tax provision	$47,660	$29,982	$34,633

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2024	2023
Deferred tax assets:
Accrued expenses and other	$6,279	$12,649
Allowance for credit losses	14,237	7,894
Net operating loss carryforward	12,238	16,489
Interest expense limitation carryforward	3,566	5,656
Federal and state income tax credits	3,808	4,446
ASC 842 operating lease liabilities	8,428	10,005
R&D Section 174 capitalization	16,178	9,235
Stock compensation	3,410	2,655
Tax receivable agreement imputed interest	3,479	3,641
Transaction costs	228	305
Other	2,352	1,252
Gross deferred tax assets	74,203	74,227
Valuation allowance	(5,542)	(7,011)
Deferred tax assets, net of valuation allowance	68,661	67,216
Deferred tax liabilities:
Intangible assets and transaction costs	(23,030)	(31,663)
Property and equipment	(12,975)	(13,719)
Financing costs	(1,975)	(1,206)
Prepaid assets	(3,023)	(2,255)
ASC 842 operating lease assets	(7,687)	(9,255)
Gross deferred tax liabilities	(48,690)	(58,098)
Total deferred tax assets, net	$19,971	$9,118

As of December 31, 2024 and 2023, the Company presented $34.7 million and $27.5 million, respectively, of deferred tax assets, net, to reflect U.S. entity deferred taxes within other non-current assets in the Company's consolidated balance sheets.

As of December 31, 2024, the Company has provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. The amount of the unrecognized deferred tax liability related to these temporary differences is approximately $0.8 million.

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

The Company performed an analysis of the reversal of the deferred tax assets and considered the overall business environment, historical earnings, the outlook for future years and the impact of limitations on the use of acquired tax attributes due to an ownership change under IRC section 382. The Company determined that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized as of the years ended December 31, 2024 and 2023, and as such provided a valuation allowance of $5.5 million and $7.0 million, respectively. The valuation allowance could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

The net operating loss carryforwards represent $103.0 million and $118.0 million of federal, state and foreign net operating losses at December 31, 2024 and 2023, respectively. The federal net operating loss carryforward at December 31, 2024 consists of $13.0 million of losses that were generated after 2017 with no expiration date. The Company also has certain tax credits of $3.8 million and $4.2 million at December 31, 2024 and 2023, respectively, which if unused will begin to expire in 2025.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2024	2023
Balance at the beginning of the year	$16,157	$10,675
Increases/(decreases) related to current year tax positions	867	5,401
Increases/(decreases) related to prior year tax positions	491	592
Expiration due to statute of limitations	(230)	(511)
Balance at the end of the year	$17,285	$16,157

Included in the balance of unrecognized tax benefits as of December 31, 2024 were $9.3 million of tax benefits that, if recognized, would impact the effective tax rate. The Company believes it is reasonably possible that unrecognized tax benefits will decrease by up to $6.1 million within the coming year due to prior year tax positions related to tax elections for certain U.S. legal entities.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized $1.0 million for fiscal year 2024 and $0.7 million for fiscal year 2023 in interest and penalties. The Company had accrued interest and penalties of $2.2 million and $1.2 million at December 31, 2024 and 2023, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various jurisdictions. The Company files U.S. federal and various foreign income tax returns which are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they are filed. The Company’s state income tax returns are generally no longer subject to income tax examination by tax authorities prior to 2020; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by various state tax jurisdictions for the years 2018 through 2020; however, no material adjustments are anticipated. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

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

Warrants

All warrants that were outstanding to acquire shares of the Company’s Class A Common Stock, including Public and Private Placement Warrants, were either exercised by the holder or redeemed by the Company as of December 31, 2023.

During the fiscal year ended December 31, 2023, the Company processed the exercise of 20.0 million Warrants in exchange for the issuance of 16,273,406 shares of Class A Common Stock. There were 14,035,449 shares issued in exchange for cash-basis warrant exercises resulting in the receipt of $161.4 million in cash proceeds as of December 31, 2023. The remaining Warrant exercises were completed on a cashless basis. In addition, the Company redeemed 634 Public Warrants at a price of $0.01 per warrant pursuant to the terms of the warrant agreement governing the Public Warrants.

Share Repurchases and Retirement - 2022

In May 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $125.0 million of its outstanding shares of Class A Common Stock over a twelve-month period. The Company repurchased a total of 7.9 million shares through ASRs and open market transactions during fiscal year 2022. The Company accounted for each ASR transaction as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contracts, therefore, it did not account for them as derivative instruments.

The Company paid a total of $125.0 million for shares repurchases and $0.1 million for direct costs during the year ended December 31, 2022 and accounted for the transactions by deducting the par value from the common stock, reducing $15.9 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $109.1 million.

Share Repurchases and Retirement - 2023

In November 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A Common Stock over an 18-month period.

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

Share Repurchases and Retirement - 2024

In October 2023, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions.

In June 2024, the Company entered into a share repurchase agreement with a stockholder, pursuant to which the Company repurchased, directly from the stockholder, 2.0 million shares of the Company’s Class A Common Stock for an aggregate purchase price of $51.5 million. During the fourth quarter of 2024, the Company repurchased approximately 1.5 million shares through open market transactions and paid $35.8 million. On December 4, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $100 million of its outstanding shares of Class A Common Stock under the existing October 2023 program, providing the Company with approximately $112.7 million available for repurchases.

On December 11, 2024, the Company entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of its Class A Common Stock. The final settlement is expected to occur in the first quarter of 2025, at which time, the Company expects to receive additional shares calculated using a volume-weighted average price over the term of the ASR agreement. The Company accounted for the ASR as a common stock repurchase and a forward contract indexed to its own common stock. The Company determined that the equity classification criteria was met for the forward contract, therefore, it did not account for it as a derivative instrument. All repurchased shares were subsequently retired.

The 2023 ASR's final settlement on January 12, 2024 (discussed above) was recorded during the year ended December 31, 2024. The Company paid a total of $200.0 million for share repurchases during the year ended December 31, 2024, and accounted for all share repurchase transactions by deducting the par value from common stock, reducing $26.8 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $173.2 million. In addition, the Company recorded approximately $1.7 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2024.

13.
Equity Incentive Plan

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan which provides for a variety of stock-based awards including restricted stock units (“RSUs”), performance share units (“PSUs”) and non-qualified stock options to employees and non-employee directors. In May 2023, the stockholders approved the Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), which, among other things, increased the maximum number of shares available for awards by 5,000,000 shares. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 15,864,000 as of December 31, 2024, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2024, the Company had an aggregate of 6,500,840 shares of common stock available for future grants under the 2018 Plan.

RSUs and PSUs

The Company’s RSUs consist of a right to receive shares on one or more vesting dates in the future. RSUs granted to employees vest ratably over four years (or over two years for certain grants) from their individual award dates, subject to continued employment on the applicable vesting dates. RSUs granted to non-employee directors vest on the earlier of (a) the first anniversary of the vesting start date, or (b) the date immediately prior to the next annual stockholders meeting held by the Company occurring after the date of grant.

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

The following table summarizes the activity of the Company’s RSUs and PSUs:

	RSUs		PSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	1,692	$11.92	229	$15.07
Granted	1,093	$14.09	179	$15.58
Vested	(1,030)	$11.10	—	$—
Forfeited	(260)	$13.39	(94)	$15.17
Balance at December 31, 2022	1,495	$13.82	314	$15.33
Granted	1,452	$18.16	1,970	$11.42
Vested	(523)	$13.77	(101)	$13.88
Forfeited	(358)	$16.18	(85)	$11.64
Balance at December 31, 2023	2,066	$16.49	2,098	$11.88
Granted	1,170	$23.27	437	$22.49
Vested	(721)	$15.80	(135)	$15.98
Forfeited	(440)	$19.42	(226)	$14.30
Balance at December 31, 2024	2,075	$19.92	2,174	$13.51

The fair value of RSUs vested during fiscal years 2024, 2023 and 2022 was $11.4 million, $7.2 million and $11.4 million, respectively. The fair value of PSUs vested during fiscal years 2024 and 2023 was $2.2 million and $1.4 million, respectively. There were no PSU awards that vested during fiscal year 2022. As of December 31, 2024, the Company had $30.7 million and $16.9 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted average period of 2.4 years and 2.2 years, respectively.

Stock Options

Stock options granted vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates, with a contractual term of ten years. The following table summarizes the activity of the Company’s stock options:

	Stock Options Outstanding
	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Balance at December 31, 2021	1,163	$13.18	8.7 years	$2,636
Granted	846	$13.97
Exercised	(103)	$12.98		$348
Forfeited	(329)	$13.59
Balance at December 31, 2022	1,577	$13.53	8.5 years	$619
Granted	25	$17.75
Exercised	(451)	$13.08		$2,671
Forfeited	(91)	$13.89
Balance at December 31, 2023	1,060	$13.78	7.7 years	$9,798
Granted	—	$—
Exercised	(322)	$13.33		$3,756
Forfeited	(75)	$13.89
Balance at December 31, 2024	663	$13.99	7.0 years	$6,755

Exercisable at December 31, 2024	291	$13.84	6.8 years	$3,014

The weighted average fair value of options granted in fiscal years 2022 and 2023 was $6.66 and $8.08 per share, respectively. There were no stock options granted during fiscal year 2024. The Company received approximately $1.3 million, $5.9 million and $4.3 million related to stock options exercised during fiscal years 2022, 2023 and 2024, respectively. As of December 31, 2024, the Company had $1.3 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of 1.0 year.

The following details the components of stock-based compensation for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Operating expenses	$4,053	$2,488	$1,130
Selling, general and administrative expenses	18,905	14,988	15,533
Total stock-based compensation expense	$22,958	$17,476	$16,663

Tax benefits attributable to stock-based compensation represented approximately $6.4 million, $3.3 million and $4.6 million, before limitations under section 162(m) of the Internal Revenue Code, during the years ended December 31, 2024, 2023 and 2022, respectively.

14.
Employee Benefit Plan

The Company has a 401(k) plan that covers U.S. employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $5.2 million, $3.9 million and $2.5 million during the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

The Company also makes superannuation contributions for eligible non-U.S. based employees in accordance with the employer contribution rate set by the applicable country. The expense related to these contributions was $2.2 million, $1.9 million and $1.7 million during the fiscal years ended December 31, 2024, 2023 and 2022, respectively.

15.
Other Transactions

Tax Receivable Agreement

In October 2018, the Company entered into a Tax Receivable Agreement (“Tax Receivable Agreement”) with PE Greenlight Holdings, LLC. On August 3, 2022, PE Greenlight Holdings, LLC sold and transferred to Lakeside Smart Holdco L.P (“Lakeside”), all of its rights, remaining interests and obligations as of that date under the agreement. The Tax Receivable Agreement provides for the payment to Lakeside of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) under the agreement. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million, and recorded an initial liability and corresponding charge to equity at the inception of the Tax Receivable Agreement.

At December 31, 2024, the Tax Receivable Agreement liability was $48.1 million of which approximately $5.1 million was the current portion and $43.0 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the consolidated balance sheets. During the fourth quarter of 2024, the Company made a payment for $5.2 million related to the 2023 tax year.

The Company recorded a gain of $0.3 million in fiscal year 2024 as a result of lower estimated state tax rates due to changes in apportionment. The Company recorded a gain of approximately $3.1 million in fiscal year 2023 as a result of tax settlement adjustments related to a previous acquisition. It recorded a gain of $0.7 million in fiscal year 2022 as a result of lower estimated state tax rates due to changes in apportionment.

Earn-Out Agreement

Under the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which the Company became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries, PE Greenlight Holdings, LLC was entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeded certain defined thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during a five-year period. There were four tranches of contingent shares under the agreement, with each tranche resulting in an issuance of 2,500,000 shares of Class A Common Stock (not to exceed a total of 10,000,000 shares). On April 26, 2019 and January 27, 2020, the criteria for the issuance of the first and second tranches was met and as a result, an aggregate 5,000,000 Earn-out Shares were issued. On June 14, 2023 and July 26, 2023, the criteria for the issuance of the remaining tranches of Earn-out Shares was met and the Company issued an aggregate 5,000,000 shares, which resulted in an increase in the Company's common stock and additional paid-in capital accounts of approximately $36.6 million with a corresponding decrease to the common stock contingent consideration account. As of December 31, 2023, all contingent shares have been issued under the Merger Agreement.

16.
Commitments and Contingencies

The Company had $2.3 million of bank guarantees at December 31, 2024 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2024 were $43.4 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months and approximately $8.6 million is expected to be incurred subsequent to December 31, 2025.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has accrued estimated amounts related to legal proceedings as of December 31, 2024 and 2023 within accrued liabilities on the consolidated balance sheets. The ultimate cost of litigation or settlement of one or more of the following cases could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. Discovery has concluded and trial is scheduled for March 2025.

PlusPass Inc. (“PlusPass”) v. Verra Mobility Corporation, et al. is a lawsuit filed in the United States District Court, Central District of California, against Verra Mobility, The Gores Group LLC, Platinum Equity LLC and ATS Processing Services, Inc., in November 2020. In February 2024, Verra Mobility and PlusPass entered into a confidential business arrangement pursuant to which Verra Mobility (i) acquired certain assets from PlusPass and (ii) fully and finally resolved all litigation and disputes between the parties, including the payment of the settlement amount during the first quarter of 2024.

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

The operating and reportable segments were determined based on how the Company's Chief Operating Decision Maker (“CODM”) regularly reviews the operating results of the various components of the Company for which discrete financial information is available, including based on the nature of the products and services and the type of customer. The Company defines the CODM as its Chief Executive Officer. The Company's CODM primarily uses actual revenues and segment profit (defined below) as compared to previously budgeted amounts to evaluate the operating performance, allocate resources and deploy capital to the segments.

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

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in fiscal year 2024, and as a result, updated the presentation of financial information by reportable segment. The measure of segment profit for the year ended December 31, 2024 excludes certain costs within operating expenses and selling, general and administrative expenses that were previously allocated to the segments, in order to align with how the CODM reviews the information regularly. In addition, the CODM does not use discrete asset information to evaluate operating performance at the segment level, as such, the Company has not reported assets disaggregated by reportable segment.

The following tables set forth financial information by segment for the fiscal years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$407,680	$367,914	$66,082	$841,676
Product sales	—	22,989	14,542	37,531
Total revenue	407,680	390,903	80,624	879,207
Cost of service revenue, excluding depreciation and amortization	2,682	2,066	14,240	18,988
Cost of product sales	—	15,433	11,625	27,058
Operating expenses	92,038	182,493	17,353	291,884
Selling, general and administrative expenses	62,942	69,972	25,173	158,087
Loss on disposal of assets, net	222	315	9	546
Other (income) expense, net	(17,958)	(1,061)	49	(18,970)
Segment profit	$267,754	$121,685	$12,175	$401,614
Interest expense, net				73,902
Goodwill impairment				97,076
Tax receivable agreement liability adjustment				(257)
Loss on interest rate swap				494
Loss on extinguishment of debt				1,745
Other reconciling items (1)				149,546
Income before income taxes				$79,108

(1) This primarily consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

	For the Year Ended December 31, 2023
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$372,786	$344,034	$66,775	$783,595
Product sales	—	14,385	19,330	33,715
Total revenue	372,786	358,419	86,105	817,310
Cost of service revenue, excluding depreciation and amortization	2,362	2,252	13,618	18,232
Cost of product sales	—	9,751	15,480	25,231
Operating expenses	83,828	168,736	18,236	270,800
Selling, general and administrative expenses	61,607	62,597	23,988	148,192
Loss on disposal of assets, net	—	128	—	128
Other (income) expense, net	(17,176)	488	(87)	(16,775)
Segment profit	$242,165	$114,467	$14,870	$371,502
Interest expense, net				86,701
Change in fair value of private placement warrants				24,966
Tax receivable agreement liability adjustment				(3,077)
Loss on interest rate swap				817
Loss on extinguishment of debt				3,533
Other reconciling items (1)				171,565
Income before income taxes				$86,997

(1) This primarily consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

	For the Year Ended December 31, 2022
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$325,971	$307,639	$61,608	$695,218
Product sales	—	29,028	17,352	46,380
Total revenue	325,971	336,667	78,960	741,598
Cost of service revenue, excluding depreciation and amortization	2,869	2,016	11,445	16,330
Cost of product sales	—	17,436	13,496	30,932
Operating expenses	72,328	139,961	12,905	225,194
Selling, general and administrative expenses	56,105	61,235	27,104	144,444
Loss on disposal of assets, net	522	931	37	1,490
Other income, net	(14,387)	(679)	(266)	(15,332)
Segment profit	$208,534	$115,767	$14,239	$338,540
Interest expense, net				69,372
Change in fair value of private placement warrants				(14,400)
Tax receivable agreement liability adjustment				(720)
Gain on interest rate swap				(996)
Gain on extinguishment of debt				(3,005)
Other reconciling items (1)				161,181
Income before income taxes				$127,108

(1) This primarily consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

The Company provides information on credit loss expense (income) by reportable segment, refer to Note 2, Significant Accounting Policies, for additional details.

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. Property and equipment, net located in foreign countries was $20.3 million as of December 31, 2024, of which Canada represented $10.6 million and Australia represented $5.8 million. Property and equipment, net located in foreign countries was $19.3 million as of December 31, 2023, of which Canada represented $11.7 million and Australia represented $4.2 million.

The following table details the revenues from international operations for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023	2022
Australia	$58,029	$45,879	$34,356
Canada	33,192	30,826	32,413
United Kingdom	20,484	23,794	24,017
All other	4,318	3,071	3,532
Total international revenues	$116,023	$103,570	$94,318

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed and operated effectively to provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2024, which report appears herein.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment. In connection with our annual report on Form 10-K for the year ended December 31, 2023, we identified a material weakness in the design and operation of our internal controls over financial reporting in the Control Activities component of the COSO framework related to a lack of information technology general controls to prevent the risk of management override. Specifically, we identified system limitations that do not facilitate proper segregation of duties within multiple systems and a lack of mitigating business process level controls to address the risk of management override over the preparation and review of manual journal entries and certain manual revenue invoices. While this deficiency did not result in any material misstatements of our consolidated interim or annual financial statements, it did represent a material weakness in our internal control over financial reporting.

Since the fourth quarter of 2023, management executed plans to remediate the above material weakness which included:

•
Hiring experienced personnel in the Government Solutions segment with prior public accounting and public company experience, technical accounting experience, and financial reporting experience.
•
Implementing system enforced segregation of duties within our accounting and close process.
•
Implementing information technology general controls reducing the risk of management override.

Based on the implementation work and the results of testing performed, our management concluded that the previously identified material weakness has been remediated as of December 31, 2024.

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

Changes in Internal Control over Financing Reporting

For the quarter ended December 31, 2024, except for the remediation efforts noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement. (as each term is defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2025 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our directors, officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2025 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2025 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2025 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2025 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

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

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	Nov. 9, 2023

4.1	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.					X

4.2	Indenture, dated as of March 26, 2021, by and among VM Consolidated, Inc., the Guarantors party thereto and Wilmington Trust, National Association as Trustee.	8-K	001-37979	4.1	Mar. 29, 2021

4.3	Form of 5.5% Senior Note Due 2029.	8-K	001-37979	4.1	Mar. 29, 2021

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

10.2	Revolving Credit Agreement dated as of March 1, 2018, among Greenlight Acquisition Corporation, ATS Consolidated Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.5	Oct. 22, 2018

10.3	Amendment No. 1 to Revolving Credit Agreement, dated as of July 24, 2018, among Greenlight Acquisition Corporation, VM Consolidated, Inc. (formerly known as ATS Consolidated Inc.), each of the other borrowers party thereto, the lenders party thereto and	8-K	001-37979	10.7	Oct. 22, 2018

	Bank of America, N.A. as Administrative Agent and Collateral Agent.

10.4	Amendment No. 2 to Revolving Credit Agreement, dated as of October 29, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	10-K	001-37979	10.7	April 22, 2022

10.5	Amendment No. 3 to Revolving Credit Agreement, dated as of December 20, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers party thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 20, 2021

10.6	Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 26, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Mar. 29, 2021

10.7	Amendment No. 1 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of December 7, 2021, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Dec. 7, 2021

10.8

Amendment No. 2 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of March 29, 2023, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.

						X

10.9	Amendment No. 3 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of February 8, 2024, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Feb. 8, 2024

10.10	Amendment No. 4 to Amendment and Restatement Agreement No. 1 to First Lien Term Loan Credit Agreement, dated as of October 3, 2024, by and among Greenlight Acquisition Corporation, VM Consolidated, Inc., American Traffic Solutions, Inc., Lasercraft, Inc. the subsidiary guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.1	Oct. 7, 2024

10.11#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.	10-Q	001-37979	10.3	May 17, 2021

10.12#	Executive Employment Agreement by and between VM Consolidated, Inc. and Steven Lalla, dated as of January 31, 2021.	10-K	001-37979	10.15	Mar. 1, 2021

10.13#	Executive Employment Agreement by and between VM Consolidated, Inc. and Craig Conti, dated as of January 29, 2022.	10-K	001-37979	10.15	April 22, 2022

10.14#	Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.	8-K	001-37979	10.1	May 24, 2023

10.15#	Amendment No. 1 to Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.					X

10.16#	Amendment No. 2 to Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.					X

10.17#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.18#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

10.19#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019

10.20#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020

10.21#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020

10.22#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020

10.23#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020

10.24#	Verra Mobility Corporation Non-Employee Director Compensation Policy.					X

10.25#	Form of Notice of Grant of Performance Share Units and Award Agreement under the Verra mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	June 1, 2022

10.26#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Baldwin, dated as of January 16, 2022.	10-K	001-37979	10.30	March 1, 2023

10.27#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Keyser, dated as of November 8, 2022.	10-K	001-37979	10.32	March 1, 2023

10.28#	Form of Notice of Grant of Restricted Stock Units (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	Feb. 17, 2023

10.29#	Form of Notice of Grant of Restricted Stock Units (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.2	Feb. 17, 2023

10.30#	Form of Notice of Grant of Stock Option (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.3	Feb. 17, 2023

10.31#	Form of Notice of Grant of Stock Option (Non-U.S. Participants) under the Verra	8-K	001-37979	10.4	Feb. 17, 2023

	Mobility Corporation 2018 Equity Incentive Plan.

10.32#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.5	Feb. 17, 2023

10.33#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.6	Feb. 17, 2023

10.34#	Form of Special Grant Notice of Grant of Performance Share Units and Award Agreement.	8-K	001-37979	10.1	Aug. 15, 2023

10.35#	Verra Mobility Corporation Second Amended and Restated Short-Term Incentive Plan.	8-K	001-37979	10.7	Feb. 17, 2023

10.36#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X

10.37#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X

16.1	Ernst & Young LLP Consent Letter.	8-K	001-37979	16.1	Aug. 28, 2023

19.1	Verra Mobility Corporation Insider Trading Policy.					X

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature pages herein).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to					X

Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Verra Mobility Corporation Amended and Restated Compensation Clawback Policy.	10-K	001-37979	97.1	Feb. 29, 2024

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

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

VERRA MOBILITY CORPORATION

Date: February 27, 2025	By:	/s/ David Roberts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	February 27, 2025
David Roberts	(Principal Executive Officer)

/s/ Craig Conti	Chief Financial Officer	February 27, 2025
Craig Conti	(Principal Financial Officer)

/s/ Hiten Patel	Chief Accounting Officer	February 27, 2025
Hiten Patel	(Principal Accounting Officer)

/s/ Patrick Byrne	Director	February 27, 2025
Patrick Byrne

/s/ Douglas Davis	Director	February 27, 2025
Douglas Davis

/s/ Michael Huerta	Director	February 27, 2025
Michael Huerta

/s/ Raj Ratnakar	Director	February 27, 2025
Raj Ratnakar

/s/ John Rexford	Director	February 27, 2025
John Rexford

/s/ Cynthia Russo	Director	February 27, 2025
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023 and 2022

	Beginning	Charged/Credited to	Charged to Other	Charges Utilized/	Ending
($ in thousands)	Balance	Net Income	Account	Write-offs	Balance
Allowance for Credit Losses
Year Ended December 31, 2024	$18,513	$13,002	$—	$(14,497)	$17,018
Year Ended December 31, 2023	15,907	9,054	—	(6,448)	18,513
Year Ended December 31, 2022	12,138	14,481	—	(10,712)	15,907

Tax Valuation Allowance
Year Ended December 31, 2024	$7,011	$(1,466)	$(3)	$—	$5,542
Year Ended December 31, 2023	5,263	297	1,451	—	7,011
Year Ended December 31, 2022	3,785	2,438	63	(1,023)	5,263