Form 10-Q
period 2025-03-31
VERRA MOBILITY Corp
filed 2025-05-07
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 159,428,683 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2025

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

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), Part II, Item 1A. of this Quarterly Report, and in other filings with the Securities and Exchange Commission (the “SEC”) which highlight, among other risks:

•
the impact of negative industry and macroeconomic conditions, including the impact of government actions and regulations, such as tariffs and trade protection measures, on our customers or us may materially and adversely impact our business, financial condition and results of operations;
•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, and risks relating to our contract with NYCDOT (defined below), which comprises a material portion of our revenue. We extended our current contract with NYCDOT through December 31, 2025 to allow NYCDOT to continue to operate its automated enforcement program. On March 31, 2025, NYCDOT announced that it identified the Company as the vendor to manage New York City’s automated enforcement camera safety programs for an expected five-year period after the Company’s current contract expires in December 2025. The New York City automated enforcement program remains an active procurement. We are currently engaged in contract negotiations with NYCDOT and if the contract terms and pricing are materially different from our current contract, or if the parties ultimately fail to consummate a new agreement, it could have a material adverse effect on our business, financial condition and results of operations;
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
•
our ability to compete in a highly competitive and rapidly evolving market, including our ability to keep up with technological developments and changing customer preferences;
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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$108,453	$77,560
Restricted cash	6,078	3,594
Accounts receivable (net of allowance for credit losses of $18.7 million and $17.0 million at March 31, 2025 and December 31, 2024, respectively)	212,109	206,503
Unbilled receivables	46,776	48,193
Inventory	15,950	15,502
Prepaid expenses and other current assets	36,685	42,647
Total current assets	426,051	393,999
Installation and service parts, net	32,993	36,631
Property and equipment, net	154,108	141,601
Operating lease assets	30,013	29,895
Intangible assets, net	216,013	232,297
Goodwill	737,572	735,615
Other non-current assets	46,350	44,451
Total assets	$1,643,100	$1,614,489
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$89,835	$91,224
Deferred revenue	26,290	29,374
Accrued liabilities	73,538	73,980
Tax receivable agreement liability, current portion	5,163	5,163
Total current liabilities	194,826	199,741
Long-term debt, net	1,032,844	1,034,211
Operating lease liabilities, net of current portion	25,820	25,757
Tax receivable agreement liability, net of current portion	42,977	42,977
Asset retirement obligations	15,838	15,493
Deferred tax liabilities, net	14,486	14,699
Other long-term liabilities	16,734	16,486
Total liabilities	1,343,525	1,349,364
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 159,422 and 159,594 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	549,603	551,955
Accumulated deficit	(234,612)	(269,287)
Accumulated other comprehensive loss	(15,432)	(17,559)
Total stockholders' equity	299,575	265,125
Total liabilities and stockholders' equity	$1,643,100	$1,614,489

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Service revenue	$211,902	$202,721
Product sales	11,352	7,009
Total revenue	223,254	209,730
Cost of service revenue, excluding depreciation and amortization	4,783	4,305
Cost of product sales	8,032	5,286
Operating expenses	73,739	70,640
Selling, general and administrative expenses	51,501	48,171
Depreciation, amortization and (gain) loss on disposal of assets, net	27,814	26,975
Total costs and expenses	165,869	155,377
Income from operations	57,385	54,353
Interest expense, net	16,636	19,635
Gain on interest rate swap	—	(396)
Loss on extinguishment of debt	25	595
Other income, net	(4,109)	(4,453)
Total other expenses	12,552	15,381
Income before income taxes	44,833	38,972
Income tax provision	12,494	9,823
Net income	$32,339	$29,149
Other comprehensive income (loss):
Change in foreign currency translation adjustment	2,127	(3,260)
Total comprehensive income	$34,466	$25,889
Net income per share:
Basic	$0.20	$0.18
Diluted	$0.20	$0.17
Weighted average shares outstanding:
Basic	159,544	166,241
Diluted	162,066	168,726

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	159,594	$16	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	32,339	—	32,339
Share repurchases and retirement	(686)	—	(2,372)	2,336	—	(36)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	501	—	—	—	—	—
Exercise of stock options	13	—	170	—	—	170
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(6,606)	—	—	(6,606)
Stock-based compensation	—	—	6,456	—	—	6,456
Other comprehensive income, net of tax	—	—	—	—	2,127	2,127
Balance as of March 31, 2025	159,422	$16	$549,603	$(234,612)	$(15,432)	$299,575

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	166,555	$17	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	29,149	—	29,149
Share repurchases and retirement	(534)	—	(1,789)	1,789	—	—
Vesting of RSUs and PSUs	445	—	—	—	—	—
Exercise of stock options	50	—	689	—	—	689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(4,608)	—	—	(4,608)
Stock-based compensation	—	—	5,558	—	—	5,558
Other comprehensive loss, net of tax	—	—	—	—	(3,260)	(3,260)
Balance as of March 31, 2024	166,516	$17	$557,363	$(94,949)	$(13,436)	$448,995

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$32,339	$29,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,490	26,886
Amortization of deferred financing costs and discounts	932	1,361
Change in fair value of interest rate swap	—	(102)
Loss on extinguishment of debt	25	595
Credit loss expense	8,115	5,247
Deferred income taxes	(1,480)	696
Stock-based compensation	6,456	5,558
Other	1,227	319
Changes in operating assets and liabilities:
Accounts receivable	(13,541)	10,223
Unbilled receivables	1,508	(6,501)
Inventory	237	479
Prepaid expenses and other assets	4,777	5,565
Deferred revenue	(3,161)	(3,831)
Accounts payable and other current liabilities	(2,085)	(40,783)
Other liabilities	126	(529)
Net cash provided by operating activities	62,965	34,332
Cash Flows from Investing Activities:
Cash receipts for interest rate swap	—	294
Purchases of installation and service parts and property and equipment	(21,243)	(14,279)
Cash proceeds from the sale of assets	24	48
Net cash used in investing activities	(21,219)	(13,937)
Cash Flows from Financing Activities:
Repayment of long-term debt	(2,255)	(2,255)
Payment of debt issuance costs	(43)	(107)
Proceeds from the exercise of stock options	170	689
Payment of employee tax withholding related to RSUs and PSUs vesting	(6,606)	(4,608)
Net cash used in financing activities	(8,734)	(6,281)
Effect of exchange rate changes on cash and cash equivalents	365	(608)
Net increase in cash, cash equivalents and restricted cash	33,377	13,506
Cash, cash equivalents and restricted cash - beginning of period	81,154	139,722
Cash, cash equivalents and restricted cash - end of period	$114,531	$153,228

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$108,453	$149,520
Restricted cash	6,078	3,708
Total cash, cash equivalents and restricted cash	$114,531	$153,228

Supplemental cash flow information:
Interest paid	$11,522	$14,973
Income taxes paid, net of refunds	3,779	3,690
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	7,844	3,915

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe and Canada. Our goal is to make transportation safer, smarter and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement and commercial parking management. We bring together vehicles, hardware, software, data and people to solve transportation challenges for customers around the world. The Company is organized into three operating segments: Commercial Services, Government Solutions and Parking Solutions (see Note 14, Segment Reporting).

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. There have been no material changes in the Company's significant accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net.

Revenue from a single Government Solutions customer exceeded 10% of total revenue. The City of New York Department of Transportation (“NYCDOT”) represented 15.4% and 16.6% of total revenue for the three months ended March 31, 2025 and 2024, respectively. NYCDOT represented 16.7% and 17.2% of total accounts receivable, net as of March 31, 2025 and December 31, 2024, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net.

Significant customer revenues were generated through three of the Company’s Commercial Services customers, with each exceeding 10% of total revenue. Commercial Services Customer A represented 15.7% and 13.1% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Commercial Services Customer B represented 11.9% and 11.5% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Commercial Services Customer C represented 10.3% and 11.8% of total revenue for the three months ended March 31, 2025 and 2024, respectively. Commercial Services Customer A was 10.3% of total accounts receivable, net as of March 31, 2025. No Commercial Services customer exceeded 10% of total accounts receivable, net as of December 31, 2024.

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

The following presents the activity in the allowance for credit losses by reportable segment for the three months ended March 31, 2025 and 2024, respectively:

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2025	$16,038	$332	$648	$17,018
Credit loss expense	6,815	75	1,225	8,115
Write-offs, net of recoveries	(6,179)	(25)	(219)	(6,423)
Balance at March 31, 2025	$16,674	$382	$1,654	$18,710

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2024	$15,661	$2,426	$426	$18,513
Credit loss expense (income)	5,222	106	(81)	5,247
Write-offs, net of recoveries	(3,174)	(2)	(9)	(3,185)
Balance at March 31, 2024	$17,709	$2,530	$336	$20,575

(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 82% and 91% of the total Commercial Services allowance for credit losses as of March 31, 2025 and 2024, respectively.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. As of March 31, 2025 and December 31, 2024, the Company had approximately $12.1 million and $11.8 million of deferred revenue in the Government Solutions segment, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $4.3 million and $3.0 million, respectively, of revenue excluding exchange rate impact, related to amounts that were included in deferred revenue as of December 31, 2024 and 2023. As of March 31, 2025 and December 31, 2024 the Company had approximately $18.1 million and $21.7 million of deferred revenue in the Parking Solutions segment, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized $10.0 million and $8.6 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of March 31, 2025, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $184.6 million, of which $71.7 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

Interest Rate Swap

In December 2022, the Company entered into a cancellable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate, “SOFR”) portion of the variable interest rate on its 2021 Term Loan (as defined below). Under the interest rate swap agreement, the Company paid a fixed rate of 5.17% and the counterparty paid a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provided for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap was $675.0 million. The Company had the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company treated the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash receipts or payments were recorded in the condensed consolidated statements of operations within the gain on interest rate swap line item. The Company exercised its option to cancel the interest rate swap agreement during the third quarter of fiscal year 2024. The following details the components of the gain on interest rate swap:

Three Months Ended March 31,
($ in thousands)	2024
Change in fair value	$(102)
Cash receipts	(294)
Total gain on interest rate swap	$(396)

The effect of remeasurement to fair value was recorded within the operating activities section and the monthly cash proceeds received were recorded within the investing activities section in the condensed consolidated statements of cash flows. See Note 7, Fair Value of Financial Instruments, for further discussion on the fair value measurement of the interest rate swap.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires companies to disclose specific categories in the rate reconciliation, provide additional disclosure for reconciling items that exceed proscribed thresholds, and enhance disclosure regarding income taxes paid and sources of income (loss) from continuing operations including the tax expense (or benefit) disaggregated by federal, state and foreign taxes. The guidance is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2025	December 31, 2024
Prepaid services	$17,740	$17,359
Prepaid tolls	8,413	8,751
Costs to fulfill a customer contract	3,942	3,710
Deposits	2,957	3,057
Other	3,633	9,770
Total prepaid expenses and other current assets	$36,685	$42,647

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2024	$420,167	$213,382	$102,066	$735,615
Foreign currency translation adjustment	1,855	102	—	1,957
Balance at March 31, 2025	$422,022	$213,484	$102,066	$737,572

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2025			December 31, 2024
	Weighted			Weighted
	Average	Gross		Average	Gross
	Remaining	Carrying	Accumulated	Remaining	Carrying	Accumulated
($ in thousands)	Useful Life	Amount	Amortization	Useful Life	Amount	Amortization
Trademarks	4.9 years	$4,704	$2,137	5.2 years	$4,667	$1,972
Patent	3.6 years	500	142	3.8 years	500	117
Customer relationships	3.3 years	558,764	363,713	3.5 years	557,958	348,138
Developed technology	3.6 years	38,971	20,934	3.9 years	38,659	19,260
Gross carrying value of intangible assets		602,939	$386,926		601,784	$369,487
Less: accumulated amortization		(386,926)			(369,487)
Intangible assets, net		$216,013			$232,297

Amortization expense was $16.7 million for both the three months ended March 31, 2025 and 2024.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2025	$47,590
2026	57,412
2027	28,310
2028	22,354
2029	21,427
Thereafter	38,920
Total	$216,013

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2025	December 31, 2024
Accrued salaries and wages	$17,711	$34,310
Accrued interest payable	9,020	4,211
Income taxes payable	8,360	662
Current deferred tax liabilities	7,650	7,650
Current portion of operating lease liabilities	6,920	6,925
Restricted cash due to customers	5,411	2,858
Advanced deposits	3,741	2,993
Self-insurance liability	1,717	1,271
Other	13,008	13,100
Total accrued liabilities	$73,538	$73,980

6. Long-term Debt, Net

The following table provides a summary of the Company’s long-term debt, net at:

($ in thousands)	March 31, 2025	December 31, 2024
2021 Term Loan, due 2028	$693,314	$695,568
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(2,138)	(2,322)
Less: unamortized deferred financing costs	(8,332)	(9,035)
Total long-term debt, net	$1,032,844	$1,034,211

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

In February 2024, VM Consolidated entered into a third amendment to the 2021 Term Loan (the “Third Amendment”) and in October 2024, a fourth amendment to the 2021 Term Loan (the “Fourth Amendment”) to refinance the 2021 Term Loan (the “Refinancing Transactions”). Pursuant to the Third and Fourth Amendments, the interest rate was reduced by an aggregate 1.00% to SOFR plus 2.25% from SOFR plus 3.25%, with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated. In addition, the 2021 Term Loan was amended to remove a provision for principal repayments which were previously required to be paid in quarterly installments. The Company evaluated the Refinancing Transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During each of the three months ended March 31, 2025 and 2024, the Company made early repayments of $2.3 million on the 2021 Term Loan, and as a result the total principal outstanding was $693.3 million as of March 31, 2025.

The Company recorded less than $0.1 million of loss on extinguishment of debt during the three months ended March 31, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment. It recognized a loss on extinguishment of debt of $0.6 million for the three months ended March 31, 2024, related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

The 2021 Term Loan bears interest based at the Company’s option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of March 31, 2025, the interest rate on the 2021 Term Loan was 6.6%.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of March 31, 2025 or December 31, 2024. The availability to borrow was $74.4 million, net of $0.6 million of outstanding letters of credit at March 31, 2025.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $0.6 million of outstanding letters of credit as of March 31, 2025.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At March 31, 2025, the Company was compliant with all debt covenants in its debt agreements.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $16.6 million and $19.6 million for the three months ended March 31, 2025 and 2024, respectively.

The weighted average effective interest rate on the Company’s outstanding borrowings was 6.2% as of March 31, 2025 and as of December 31, 2024.

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long-term debt, net was calculated based upon available market information. The carrying value and the estimated fair value of long-term debt, net are as follows:

	Level in	March 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$685,667	$695,914	$687,203	$699,916
Senior Notes	2	347,177	334,688	347,008	341,250

The Company has an equity investment measured at cost with a carrying value of $1.9 million as of both March 31, 2025 and December 31, 2024, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the three months ended March 31, 2025 and 2024.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and was classified within level 2 of the fair value hierarchy. The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the three months ended March 31, 2024:

Three Months Ended March 31,
($ in thousands)	2024
Prepaid expenses and other current assets
Beginning balance	$689
Change in fair value of interest rate swap	152
Ending balance	$841

Other non-current assets
Beginning balance	$627
Change in fair value of interest rate swap	(50)
Ending balance	$577

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator:
Net income	$32,339	$29,149
Denominator:
Weighted average shares - basic	159,544	166,241
Common stock equivalents	2,522	2,485
Weighted average shares - diluted	162,066	168,726
Net income per share - basic	$0.20	$0.18
Net income per share - diluted	$0.20	$0.17
Antidilutive shares excluded from diluted net income per share:
Performance share units	325	297
Restricted stock units	5	1
Non-qualified stock options	—	24
Total antidilutive shares excluded	330	322

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

The Company’s effective income tax rate was 27.9% and 25.2% for the three months ended March 31, 2025 and 2024, respectively.

10. Stockholders’ Equity

Share Repurchases and Retirement

In November 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company's outstanding shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”), over an 18-month period.

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during fiscal year 2023. On September 5, 2023, the Company used the remaining availability under the share repurchase program for an accelerated share repurchase (“ASR”) and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, the Company received an additional 534,499 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $1.8 million from additional paid-in capital calculated using an average share price, with an offset of $1.8 million to accumulated deficit on the condensed consolidated statements of stockholders' equity.

In October 2023, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A Common Stock over an 18-month period. After the Company repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, the Company's Board of Directors authorized the repurchase of up to an additional $100 million of its outstanding shares under the existing October 2023 program, providing the Company with approximately $112.7 million available for repurchases.

On December 11, 2024, the Company entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of its Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, the Company received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $2.4 million from additional paid-in capital calculated using an average share price, with an offset of $2.4 million to accumulated deficit on the condensed consolidated statements of stockholders' equity. In addition, the Company recorded less than $0.1 million within accrued liabilities related to the excise taxes payable on net share repurchases on the condensed consolidated balance sheets as of March 31, 2025. All repurchased shares were subsequently retired. As of March 31, 2025, less than $0.1 million remained available under the share repurchase authorization.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Operating expenses	$1,098	$1,066
Selling, general and administrative expenses	5,358	4,492
Total stock-based compensation expense	$6,456	$5,558

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

At March 31, 2025, the TRA liability was $48.1 million of which approximately $5.1 million was the current portion and $43.0 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets.

13. Commitments and Contingencies

The Company had $2.3 million of bank guarantees at March 31, 2025 required to support bids and contracts with certain international customers.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has accrued estimated amounts related to legal proceedings as of March 31, 2025 and December 31, 2024 within accrued liabilities on the condensed consolidated balance sheets. The ultimate cost of litigation or settlement of one or more of the following cases could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. A final settlement amount has not yet been determined and requires final approval from the court.

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

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in the fourth quarter of fiscal year 2024, and as a result, updated the presentation of financial information by reportable segment. In addition, the CODM does not use discrete asset information to evaluate operating performance at the segment level, as such, the Company has not reported assets disaggregated by reportable segment.

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended March 31, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$101,389	$93,982	$16,531	$211,902
Product sales	—	7,840	3,512	11,352
Total revenue	101,389	101,822	20,043	223,254
Cost of service revenue, excluding depreciation and amortization	600	688	3,495	4,783
Cost of product sales	—	5,263	2,769	8,032
Operating expenses	22,078	46,961	3,602	72,641
Selling, general and administrative expenses	19,582	19,303	7,258	46,143
Loss on disposal of assets, net	—	324	—	324
Other income, net	(3,968)	(137)	(4)	(4,109)
Segment profit	$63,097	$29,420	$2,923	$95,440
Interest expense, net				16,636
Loss on extinguishment of debt				25
Other reconciling items (1)				33,946
Income before income taxes				$44,833

(1) This consists of depreciation and amortization expense and stock-based compensation to reconcile to total income before income taxes.

	For the Three Months Ended March 31, 2024
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$95,889	$90,275	$16,557	$202,721
Product sales	—	3,912	3,097	7,009
Total revenue	95,889	94,187	19,654	209,730
Cost of service revenue, excluding depreciation and amortization	471	559	3,275	4,305
Cost of product sales	—	2,579	2,707	5,286
Operating expenses	21,479	43,602	4,493	69,574
Selling, general and administrative expenses	17,497	18,228	6,426	42,151
Loss on disposal of assets, net	—	87	2	89
Other income, net	(4,370)	(50)	(33)	(4,453)
Segment profit	$60,812	$29,182	$2,784	$92,778
Interest expense, net				19,635
Gain on interest rate swap				(396)
Loss on extinguishment of debt				595
Other reconciling items (1)				33,972
Income before income taxes				$38,972

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

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. The following table details the revenues from international operations for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Australia	$16,448	$12,477
Canada	8,158	8,064
United Kingdom	5,831	5,159
All other	1,010	667
Total international revenues	$31,447	$26,367

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our Annual Report, and our financial statements and the related notes included in Part I, Item 1 “Financial Statements” of this Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Please refer to the section in this Report entitled “Cautionary Note Regarding Forward-Looking Statements.”

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

Executive Summary

We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $13.5 million, or 6.4%, from $209.7 million in the three months ended March 31, 2024 to $223.3 million in the same period in 2025. The increase was mainly due to service revenue resulting from increased travel volume in the Commercial Services segment and the growth from bus lane enforcement programs, back-office software-as-a-service (“SaaS”) programs and higher product sales in the Government Solutions segment.
•
Generated cash flows from operating activities of $63.0 million and $34.3 million for the three months ended March 31, 2025 and 2024, respectively. Our cash on hand was $108.5 million as of March 31, 2025.
•
Lowered interest expense by $3.0 million for the three months ended March 31, 2025 compared to the same period in 2024 due to debt refinancing in fiscal year 2024, further discussed below.

Recent Events

NYCDOT Contract

On March 31, 2025, NYCDOT announced that it identified the Company as the vendor to manage New York City’s automated enforcement camera safety programs for an expected five-year period after our current contract expires in December 2025. The New York City automated enforcement program remains an active procurement. We are currently engaged in contract negotiations with NYCDOT and if the contract terms and pricing are materially different from our current contract, or if the parties ultimately fail to consummate a new agreement, it could have a material adverse effect on our business, financial condition and results of operations.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares under the existing October 2023 program, providing us with approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares calculated using a volume-weighted average price over the term of the ASR agreement. All repurchased shares were subsequently retired.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in our Annual Report on Form 10-K titled “Risk Factors” and in Part II, Item 1A of this Quarterly Report.

Macroeconomic Conditions

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, legislation regarding the adoption, expansion or prohibition of automated enforcement and traffic safety technology by local or state governments, and the impact of the government regulations and actions, including tariffs and trade protection measures. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, financial condition, and results of operations.

Travel Demand

Our Commercial Services segment is largely impacted by its customer demand which in turn is impacted by a variety of factors including seasonality, demand for business and leisure travel, reductions in the level of air travel, higher airfare costs, increases in energy prices, general international, national and local economic conditions and cycles, and consumer confidence, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters and epidemic diseases.

We monitor the Transportation and Security Administration passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume in the first quarter of 2025 was 1% greater than TSA Passenger Volume for the same period in 2024.

Electronic Tolling Penetration

Our Commercial Services segment, which offers automated toll and violations management solutions to fleet customers, is impacted by the number of toll roads in the United States and the geographic concentration of such roads. We monitor the expansion and penetration of toll roadways across the United States and the percentage of toll roads that rely on cashless or all-electronic infrastructure.

Enabling Legislation

Our Government Solutions segment is positively impacted, in significant part, by enabling legislation that permits photo enforcement programs at the state and local level in the United States. Accordingly, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use.

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

Gain on Interest Rate Swap. Gain on interest rate swap related to the changes associated with the derivative instrument re-measured to fair value at the end of the reporting period and the related periodic cash receipts or payments.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue	$211,902	$202,721	94.9%	96.7%	$9,181	4.5%
Product sales	11,352	7,009	5.1%	3.3%	4,343	62.0%
Total revenue	223,254	209,730	100.0%	100.0%	13,524	6.4%
Cost of service revenue, excluding depreciation and amortization	4,783	4,305	2.1%	2.0%	478	11.1%
Cost of product sales	8,032	5,286	3.6%	2.5%	2,746	51.9%
Operating expenses	73,739	70,640	33.0%	33.7%	3,099	4.4%
Selling, general and administrative expenses	51,501	48,171	23.1%	23.0%	3,330	6.9%
Depreciation, amortization and (gain) loss on disposal of assets, net	27,814	26,975	12.5%	12.9%	839	3.1%
Total costs and expenses	165,869	155,377	74.3%	74.1%	10,492	6.8%
Income from operations	57,385	54,353	25.7%	25.9%	3,032	5.6%
Interest expense, net	16,636	19,635	7.5%	9.3%	(2,999)	(15.3)%
Gain on interest rate swap	—	(396)	—	(0.2)%	396	(100.0)%
Loss on extinguishment of debt	25	595	0.0%	0.3%	(570)	(95.8)%
Other income, net	(4,109)	(4,453)	(1.9)%	(2.1)%	344	(7.7)%
Total other expenses	12,552	15,381	5.6%	7.3%	(2,829)	(18.4)%
Income before income taxes	44,833	38,972	20.1%	18.6%	5,861	15.0%
Income tax provision	12,494	9,823	5.6%	4.7%	2,671	27.2%
Net income	$32,339	$29,149	14.5%	13.9%	$3,190	10.9%

Service Revenue. Service revenue increased by $9.2 million, or 4.5%, to $211.9 million for the three months ended March 31, 2025 from $202.7 million for the three months ended March 31, 2024, representing 94.9% and 96.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue
Commercial Services	$101,389	$95,889	45.4%	45.7%	$5,500	5.7%
Government Solutions	93,982	90,275	42.1%	43.0%	3,707	4.1%
Parking Solutions	16,531	16,557	7.4%	8.0%	(26)	(0.2)%
Total service revenue	$211,902	$202,721	94.9%	96.7%	$9,181	4.5%

Commercial Services service revenue increased by $5.5 million, or 5.7%, from $95.9 million for the three months ended March 31, 2024 to $101.4 million for the three months ended March 31, 2025. The increase was primarily due to increased travel volume, product adoption and increased tolling activity compared to the prior year. These factors contributed to a $4.3 million growth in RAC tolling revenue and an increase in enrolled vehicles as well as higher tolling activity for our FMC customers contributed to a $2.1 million growth in FMC revenue during the three months ended March 31, 2025, compared to the same period in 2024. These increases were partially offset by lower revenue from processing violations compared to the same period in 2024.

Government Solutions service revenue increased by $3.7 million, or 4.1%, from $90.3 million for the three months ended March 31, 2024, to $94.0 million for the three months ended March 31, 2025. The increase was primarily driven by $3.2 million from the expansion of bus lane enforcement programs and back-office SaaS programs and the remaining increase from school bus stop arm enforcement programs.

Parking Solutions service revenue decreased slightly to $16.5 million for the three months ended March 31, 2025, from $16.6 million for the three months ended March 31, 2024. The increased revenue from SaaS product offerings was offset by a decrease in professional services related to parking management solutions.

Product Sales. Product sales were approximately $11.3 million and $7.0 million for the three months ended March 31, 2025 and 2024, respectively. Product sales increased by $4.3 million, which was due to a $3.9 million increase in product sales to international customers in the Government Solutions segment and the remaining increase in product sales from the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $4.3 million for the three months ended March 31, 2024 to $4.8 million for the three months ended March 31, 2025, mainly due to increased recurring service and third-party costs for our segments.

Cost of Product Sales. Cost of product sales increased by $2.7 million from $5.3 million in the three months ended March 31, 2024 to $8.0 million in the three months ended March 31, 2025, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $3.1 million, or 4.4%, from $70.6 million for the three months ended March 31, 2024 to $73.7 million for the three months ended March 31, 2025. The increase in 2025 compared to the prior period was primarily in the Government Solutions business for approximately $3.4 million due to increases in subcontractor costs, wages and operational equipment costs, partially offset by a decrease in operating expenses in the Parking Solutions business. Operating expenses as a percentage of total revenue decreased from 33.7% to 33.0% for the three months ended March 31, 2024 and 2025, respectively. The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Operating expenses
Commercial Services	$22,078	$21,479	9.9%	10.2%	$599	2.8%
Government Solutions	46,961	43,602	21.0%	20.8%	3,359	7.7%
Parking Solutions	3,602	4,493	1.6%	2.2%	(891)	(19.8)%
Operating expenses by segment	72,641	69,574	32.5%	33.2%	3,067	4.4%
Other expenses	1,098	1,066	0.5%	0.5%	32	3.0%
Total operating expenses	$73,739	$70,640	33.0%	33.7%	$3,099	4.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $51.5 million for the three months ended March 31, 2025 compared to $48.2 million for the same period in 2024. This is primarily due to a $2.9 million increase in credit loss expense, $2.3 million in increased consulting fees, partially offset by a decrease in transaction expenses compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue increased slightly from 23.0% to 23.1% for the three months ended March 31, 2024 and 2025, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Selling, general and administrative expenses
Commercial Services	$19,582	$17,497	8.8%	8.3%	$2,085	11.9%
Government Solutions	19,303	18,228	8.6%	8.7%	1,075	5.9%
Parking Solutions	7,258	6,426	3.3%	3.1%	832	12.9%
Selling, general and administrative expenses by segment	46,143	42,151	20.7%	20.1%	3,992	9.5%
Other expenses	5,358	6,020	2.4%	2.9%	(662)	(11.0)%
Total selling, general and administrative expenses	$51,501	$48,171	23.1%	23.0%	$3,330	6.9%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $0.8 million to $27.8 million for the three months ended March 31, 2025 from $27.0 million for the same period in 2024. This was primarily due to an increase in depreciation expense for the Parking Solutions business in the 2025 period.

Interest Expense, Net. Interest expense, net decreased by $3.0 million from $19.6 million for the three months ended March 31, 2024 to $16.6 million for the same period in 2025. This was primarily attributable to voluntary principal prepayments made during 2024 and 2025 reducing the balance of the 2021 Term Loan and a 50 basis-point reduction in the interest rate from refinancing our debt in October 2024 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

Gain on Interest Rate Swap. We recorded a $0.4 million gain during the three months ended March 31, 2024, of which $0.1 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period and $0.3 million related to the monthly cash proceeds on the interest rate swap. We exercised our option to cancel the interest rate swap agreement effective the end of the third quarter of 2024.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the three months ended March 31, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan. We recorded a $0.6 million loss on extinguishment of debt during the three months ended March 31, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

Other Income, Net. Other income, net was $4.1 million for the three months ended March 31, 2025 compared to approximately $4.5 million for the three months ended March 31, 2024. The decrease was from non-operating costs including foreign currency transaction losses mainly in the Commercial Services business.

Income Tax Provision. Income tax provision was $12.5 million representing an effective tax rate of 27.9% for the three months ended March 31, 2025 compared to a tax provision of $9.8 million, with an effective tax rate of 25.2% for the same period in 2024.

Net Income. We had net income of $32.3 million for the three months ended March 31, 2025, as compared to a net income of $29.1 million for the three months ended March 31, 2024. The $3.2 million increase in net income was primarily due to the decrease in interest expense and the other statement of operations activity discussed above.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. As of March 31, 2025, we had $74.4 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $108.5 million as of March 31, 2025.

In fiscal year 2024, we refinanced the 2021 Term Loan (as defined below) which reduced the interest rate by an aggregate 1.00% and eliminated the applicable credit spread adjustment. We made an early repayment of approximately $2.3 million on our 2021 Term Loan during the three months ended March 31, 2025, and as a result, the total principal outstanding on the 2021 Term Loan was $693.3 million as of March 31, 2025.

At March 31, 2025, the Tax Receivable Agreement liability was approximately $48.1 million. We expect to make payments of approximately $5.2 million per year for the next 10 years.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares in December 2024 under the existing October 2023 program, providing us with approximately $112.7 million available for repurchases.

On December 11, 2024, we entered into an accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR Agreement. All repurchased shares were subsequently retired. As of March 31, 2025, less than $0.1 million remained available under the share repurchase authorization.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$62,965	$34,332
Net cash used in investing activities	(21,219)	(13,937)
Net cash used in financing activities	(8,734)	(6,281)

Cash Flows from Operating Activities

Cash provided by operating activities increased by approximately $28.7 million from $34.3 million for the three months ended March 31, 2024 to $63.0 million for the three months ended March 31, 2025. Net income year over year increased by $3.2 million, from $29.1 million in 2024 to $32.3 million in 2025. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased $2.2 million mainly due to increased credit loss expense, stock-based compensation and depreciation expense, which were partially offset by a change in deferred income taxes. The aggregate changes in operating assets and liabilities increased by $23.2 million in 2025 compared to the prior year primarily due to a reduction in the net use of working capital, of which, the majority is attributable to a large payment that reduced accounts payable and other current liabilities in the first quarter of 2024.

Cash Flows from Investing Activities

Cash used in investing activities was $21.2 million and $13.9 million for the three months ended March 31, 2025 and 2024, respectively. The increase in cash used was primarily driven by a $7.0 million increase for purchases of installation and service parts and property and equipment mainly for the Government Solutions business compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $8.7 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively. The increased use in cash from financing activities was mainly due to $2.0 million of higher payments for employee tax withholding related to RSUs and PSUs vesting in 2025 compared to the prior year.

Long-term Debt, Net

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

In February 2024, VM Consolidated entered into a third amendment to the 2021 Term Loan (the “Third Amendment”) and in October 2024, a fourth amendment to the 2021 Term Loan (the “Fourth Amendment”) to refinance the 2021 Term Loan (the “Refinancing Transactions”). Pursuant to the Third and Fourth Amendments, the interest rate was reduced by an aggregate 1.00% to Term Secured Overnight Financing Rate (“SOFR”) plus 2.25% from SOFR plus 3.25% with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated. In addition, the 2021 Term Loan was amended to remove a provision for principal repayments which were previously required to be paid in quarterly installments.

During each of the three months ended March 31, 2025 and 2024, we made early repayments of $2.3 million on the 2021 Term Loan, and as a result the total principal outstanding was $693.3 million as of March 31, 2025.

We recorded less than $0.1 million of loss on extinguishment of debt during the three months ended March 31, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment. We recognized a loss on extinguishment of debt of $0.6 million for the three months ended March 31, 2024, related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

The 2021 Term Loan bears interest based at our option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of March 31, 2025, the interest rate on the 2021 Term Loan was 6.6%.

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

The Revolver

We have a Revolving Credit Agreement (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of March 31, 2025 or December 31, 2024. The availability to borrow was $74.4 million, net of $0.6 million of outstanding letters of credit at March 31, 2025.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $0.6 million of outstanding letters of credit as of March 31, 2025.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At March 31, 2025, we were compliant with all debt covenants in our debt agreements.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $16.6 million and $19.6 million for the three months ended March 31, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2025.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $693.3 million at March 31, 2025. The 2021 Term Loan bears interest based, at our option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of March 31, 2025, the interest rate on the 2021 Term Loan was 6.6%.

Based on the March 31, 2025 balance outstanding, each 1% movement in interest rates will result in an approximately $6.9 million change in annual interest expense.

In December 2022, we entered into a cancellable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to SOFR) portion of the variable interest rate on our 2021 Term Loan. We exercised our option to cancel the interest rate swap effective the end of the third quarter of 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. A final settlement amount has not yet been determined and requires final approval from the court.

We have accrued estimated amounts related to legal proceedings as of March 31, 2025 and December 31, 2024 within accrued liabilities on the condensed consolidated balance sheets. The information contained in Note 13, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.

Risks Factors

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. Other than the risk factor below, there have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Our Commercial Services and Government Solutions segments have several large customers, including NYCDOT, that account for a significant portion of our revenue, and a reduction in demand or loss of one or more of such customers could have a material adverse effect on our business.

Our business experiences varying levels of customer concentration. For example, in our Government Solutions segment, NYCDOT represented approximately 15.4% and 16.6% of our total revenues for the three months ended March 31, 2025 and 2024, respectively, and 16.7% and 17.2% of total accounts receivable, net as of March 31, 2025 and December 31, 2024, respectively. Our contract with NYCDOT expired on December 31, 2024, and we extended our current contract with NYCDOT through December 31, 2025 to allow NYCDOT to continue to operate its automated enforcement program until NYCDOT’s competitive procurement process is completed. On March 31, 2025, NYCDOT announced that it identified the Company as the vendor to manage New York City’s automated enforcement camera safety programs for an expected five-year period after the Company’s current contract expires in December 2025. The New York City automated enforcement program remains an active procurement. We are currently engaged in contract negotiations with NYCDOT and if the contract terms and pricing are materially different from our current contract, or if the parties ultimately fail to consummate a new agreement, it could have a material adverse effect on our business, financial condition and results of operations. We may continue to rely on a small number of customers in our Government Solutions segment to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition and results of operations.

We also experience customer concentration in our Commercial Services segment. Three of our Commercial Services customers collectively accounted for 37.9% and 36.4% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. If any of these customers were to reduce their demand, the demand fluctuates, or one of more of these customers terminates their agreements with us, it would have a material adverse impact on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities

The following details the purchases of our Class A Common Stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs (1)
January 1, 2025 - January 31, 2025	—	$—	—	$21,379
February 1, 2025 - February 28, 2025	—	$—	—	$21,379
March 1, 2025 - March 31, 2025	685,934	$25.00	685,934	$21,379
Total	685,934	$25.00	685,934	$21,379

(1) In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares under the existing October 2023 program, providing us with approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares calculated using a volume-weighted average price over the term of the ASR agreement. As of March 31, 2025, less than $0.1 million remained available under the share repurchase authorization.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	November 9, 2023
10.1#	Amendment No. 2 to Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.	10-K	001-37979	10.16	February 27, 2025
10.2#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.36	February 27, 2025
10.3#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.37	February 27, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: May 7, 2025	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)