Form 10-Q
period 2025-06-30
VERRA MOBILITY Corp
filed 2025-08-06
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 159,540,820 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2025

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$147,651	$77,560
Restricted cash	6,274	3,594
Accounts receivable (net of allowance for credit losses of $21.7 million and $17.0 million at June 30, 2025 and December 31, 2024, respectively)	217,359	206,503
Unbilled receivables	51,426	48,193
Inventory	16,090	15,502
Prepaid expenses and other current assets	36,335	42,647
Total current assets	475,135	393,999
Installation and service parts, net	34,571	36,631
Property and equipment, net	177,804	141,601
Operating lease assets	20,226	29,895
Intangible assets, net	200,917	232,297
Goodwill	742,390	735,615
Other non-current assets	44,389	44,451
Total assets	$1,695,432	$1,614,489
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$111,448	$91,224
Deferred revenue	29,808	29,374
Accrued liabilities	61,586	73,980
Tax receivable agreement liability, current portion	5,163	5,163
Total current liabilities	208,005	199,741
Long-term debt, net	1,031,430	1,034,211
Operating lease liabilities, net of current portion	14,291	25,757
Tax receivable agreement liability, net of current portion	37,977	42,977
Asset retirement obligations	17,178	15,493
Deferred tax liabilities, net	15,670	14,699
Other long-term liabilities	18,779	16,486
Total liabilities	1,343,330	1,349,364
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 159,532 and 159,594 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	557,169	551,955
Accumulated deficit	(196,037)	(269,287)
Accumulated other comprehensive loss	(9,046)	(17,559)
Total stockholders' equity	352,102	265,125
Total liabilities and stockholders' equity	$1,695,432	$1,614,489

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Service revenue	$223,477	$212,017	$435,379	$414,738
Product sales	12,548	10,409	23,900	17,418
Total revenue	236,025	222,426	459,279	432,156
Cost of service revenue, excluding depreciation and amortization	4,629	4,641	9,412	8,946
Cost of product sales	8,946	7,848	16,978	13,134
Operating expenses	81,317	74,903	155,056	145,543
Selling, general and administrative expenses	48,466	46,343	99,967	94,514
Depreciation, amortization and (gain) loss on disposal of assets, net	29,473	27,522	57,287	54,497
Total costs and expenses	172,831	161,257	338,700	316,634
Income from operations	63,194	61,169	120,579	115,522
Interest expense, net	16,572	18,845	33,208	38,480
Gain on interest rate swap	—	(23)	—	(419)
Loss on extinguishment of debt	23	—	48	595
Other income, net	(6,003)	(5,245)	(10,112)	(9,698)
Total other expenses	10,592	13,577	23,144	28,958
Income before income taxes	52,602	47,592	97,435	86,564
Income tax provision	14,027	13,369	26,521	23,192
Net income	$38,575	$34,223	$70,914	$63,372
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6,386	1,434	8,513	(1,826)
Total comprehensive income	$44,961	$35,657	$79,427	$61,546
Net income per share:
Basic	$0.24	$0.21	$0.44	$0.38
Diluted	$0.24	$0.20	$0.44	$0.38
Weighted average shares outstanding:
Basic	159,478	166,064	159,511	166,152
Diluted	161,543	168,615	161,804	168,670

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	159,594	$16	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	32,339	—	32,339
Share repurchases and retirement	(686)	—	(2,372)	2,336	—	(36)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	501	—	—	—	—	—
Exercise of stock options	13	—	170	—	—	170
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(6,606)	—	—	(6,606)
Stock-based compensation	—	—	6,456	—	—	6,456
Other comprehensive income, net of tax	—	—	—	—	2,127	2,127
Balance as of March 31, 2025	159,422	16	549,603	(234,612)	(15,432)	299,575
Net income	—	—	—	38,575	—	38,575
Vesting of RSUs and PSUs	65	—	—	—	—	—
Exercise of stock options	45	—	671	—	—	671
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(384)	—	—	(384)
Stock-based compensation	—	—	7,279	—	—	7,279
Other comprehensive income, net of tax	—	—	—	—	6,386	6,386
Balance as of June 30, 2025	159,532	$16	$557,169	$(196,037)	$(9,046)	$352,102

For the Three and Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2023	166,555	$17	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	29,149	—	29,149
Share repurchases and retirement	(534)	—	(1,789)	1,789	—	—
Vesting of RSUs and PSUs	445	—	—	—	—	—
Exercise of stock options	50	—	689	—	—	689
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(4,608)	—	—	(4,608)
Stock-based compensation	—	—	5,558	—	—	5,558
Other comprehensive loss, net of tax	—	—	—	—	(3,260)	(3,260)
Balance as of March 31, 2024	166,516	17	557,363	(94,949)	(13,436)	448,995
Net income	—	—	—	34,223	—	34,223
Share repurchases and retirement	(2,000)	(1)	(6,694)	(45,155)	—	(51,850)
Vesting of RSUs and PSUs	120	—	—	—	—	—
Exercise of stock options	22	—	285	—	—	285
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(1,050)	—	—	(1,050)
Stock-based compensation	—	—	6,590	—	—	6,590
Other comprehensive income, net of tax	—	—	—	—	1,434	1,434
Balance as of June 30, 2024	164,658	$16	$556,494	$(105,881)	$(12,002)	$438,627

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$70,914	$63,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,645	54,351
Amortization of deferred financing costs and discounts	1,903	2,394
Change in fair value of interest rate swap	—	147
Loss on extinguishment of debt	48	595
Credit loss expense	13,856	9,306
Deferred income taxes	(4,467)	(699)
Stock-based compensation	13,735	12,148
UTP reserve release	(1,682)	—
Other	1,227	465
Changes in operating assets and liabilities:
Accounts receivable	(23,674)	(21,968)
Unbilled receivables	(2,710)	(7,231)
Inventory	182	653
Prepaid expenses and other assets	5,975	(4,192)
Deferred revenue	(56)	(2,208)
Accounts payable and other current liabilities	7,900	(31,170)
Other liabilities	(1,683)	(1,595)
Net cash provided by operating activities	138,113	74,368
Cash Flows from Investing Activities:
Cash receipts for interest rate swap	—	566
Purchases of installation and service parts and property and equipment	(56,118)	(28,333)
Cash proceeds from the sale of assets	99	90
Net cash used in investing activities	(56,019)	(27,677)
Cash Flows from Financing Activities:
Repayment of long-term debt	(4,509)	(4,509)
Payment of debt issuance costs	(262)	(224)
Share repurchases and retirement	—	(51,500)
Proceeds from the exercise of stock options	841	974
Payment of employee tax withholding related to RSUs and PSUs vesting	(6,990)	(5,658)
Net cash used in financing activities	(10,920)	(60,917)
Effect of exchange rate changes on cash and cash equivalents	1,597	(98)
Net increase (decrease) in cash, cash equivalents and restricted cash	72,771	(14,324)
Cash, cash equivalents and restricted cash - beginning of period	81,154	139,722
Cash, cash equivalents and restricted cash - end of period	$153,925	$125,398

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$147,651	$122,020
Restricted cash	6,274	3,378
Total cash, cash equivalents and restricted cash	$153,925	$125,398

Supplemental cash flow information:
Interest paid	$32,782	$39,009
Income taxes paid, net of refunds	26,011	27,199
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	8,570	7,864

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. There have been no material changes in the Company’s significant accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net.

Revenue from a single Government Solutions customer exceeded 10% of total revenue. The City of New York Department of Transportation (“NYCDOT”) represented 14.7% and 15.6% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 15.0% and 16.1% of total revenue for the six months ended June 30, 2025 and 2024, respectively. NYCDOT represented 16.5% and 17.2% of total accounts receivable, net as of June 30, 2025 and December 31, 2024, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net.

Significant customer revenues were generated through three of the Company’s Commercial Services customers, with each exceeding 10% of total revenue. Commercial Services Customer A represented 14.7% and 13.9% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 15.2% and 13.5% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Commercial Services Customer B represented 11.2% of total revenue for both the three months ended June 30, 2025 and 2024, respectively, and 11.5% and 11.3% of total revenue for the six months ended June 30, 2025 and 2024, respectively. Commercial Services Customer C represented 11.0% and 10.6% of total revenue for the three months ended June 30, 2025 and 2024, respectively, and 10.6% and 11.2% of total revenue for the six months ended June 30, 2025 and 2024, respectively. No Commercial Services customer exceeded 10% of total accounts receivable, net as of June 30, 2025 or December 31, 2024.

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

The following presents the activity in the allowance for credit losses by reportable segment for the six months ended June 30, 2025 and 2024, respectively:

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2025	$16,038	$332	$648	$17,018
Credit loss expense	12,938	49	869	13,856
Write-offs, net of recoveries	(8,857)	5	(324)	(9,176)
Balance at June 30, 2025	$20,119	$386	$1,193	$21,698

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2024	$15,661	$2,426	$426	$18,513
Credit loss expense	9,158	106	42	9,306
Write-offs, net of recoveries	(6,221)	(2)	(29)	(6,252)
Balance at June 30, 2024	$18,598	$2,530	$439	$21,567

(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 85% and 93% of the total Commercial Services allowance for credit losses as of June 30, 2025 and 2024, respectively.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. As of June 30, 2025 and December 31, 2024, the Company had approximately $12.5 million and $11.8 million of deferred revenue in the Government Solutions segment, respectively. The Company recognized $1.4 million and $2.4 million of revenue excluding exchange rate impact during the three months ended June 30, 2025 and 2024, respectively, and $5.6 million and $5.4 million, of revenue excluding exchange rate impact during the six months ended June 30, 2025 and 2024, respectively, related to amounts that were included in deferred revenue as of December 31, 2024 and 2023. As of June 30, 2025 and December 31, 2024 the Company had approximately $21.8 million and $21.7 million of deferred revenue in the Parking Solutions segment, respectively. The Company recognized $7.8 million and $6.8 million of revenue during the three months ended June 30, 2025 and 2024, respectively, and $17.8 million and $15.4 million, of revenue during the six months ended June 30, 2025 and 2024, respectively, related to amounts that were included in deferred revenue as of December 31, 2024 and 2023.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of June 30, 2025, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $169.5 million, of which $75.9 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

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

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2024	June 30, 2024
Change in fair value	$249	$147
Cash receipts	(272)	(566)
Total gain on interest rate swap	$(23)	$(419)

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2025	December 31, 2024
Prepaid services	$18,581	$17,359
Prepaid tolls	7,709	8,751
Costs to fulfill a customer contract	3,005	3,710
Deposits	2,787	3,057
Other	4,253	9,770
Total prepaid expenses and other current assets	$36,335	$42,647

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2024	$420,167	$213,382	$102,066	$735,615
Foreign currency translation adjustment	5,994	781	—	6,775
Balance at June 30, 2025	$426,161	$214,163	$102,066	$742,390

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2025		December 31, 2024

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$4,815	$2,334	$4,667	$1,972
Patent	500	167	500	117
Customer relationships	560,817	379,855	557,958	348,138
Developed technology	40,215	23,074	38,659	19,260
Gross carrying value of intangible assets	606,347	$405,430	601,784	$369,487
Less: accumulated amortization	(405,430)		(369,487)
Intangible assets, net	$200,917		$232,297

Amortization expense was $16.4 million and $16.7 million for the three months ended June 30, 2025 and 2024, respectively, and was $33.1 million and $33.5 million for the six months ended June 30, 2025 and 2024, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2025	$31,450
2026	57,818
2027	28,573
2028	22,519
2029	21,526
Thereafter	39,031
Total	$200,917

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2025	December 31, 2024
Accrued salaries and wages	$26,103	$34,310
Current portion of operating lease liabilities	6,912	6,925
Restricted cash due to customers	5,883	2,858
Accrued interest payable	4,225	4,211
Advanced deposits	3,762	2,993
Income taxes payable	2,807	662
Other	11,894	22,021
Total accrued liabilities	$61,586	$73,980

6. Long-term Debt, Net

The following table provides a summary of the Company’s long-term debt, net at:

($ in thousands)	June 30, 2025	December 31, 2024
2021 Term Loan, due 2028	$691,059	$695,568
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(1,950)	(2,322)
Less: unamortized deferred financing costs	(7,679)	(9,035)
Total long-term debt, net	$1,031,430	$1,034,211

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

During each of the six months ended June 30, 2025 and 2024, the Company made early repayments of $4.5 million on the 2021 Term Loan, and as a result the total principal outstanding was $691.1 million as of June 30, 2025.

The Company recorded less than $0.1 million of loss on extinguishment of debt during both the three and six months ended June 30, 2025, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments. It recognized a $0.6 million loss on extinguishment of debt for the six months ended June 30, 2024, related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

The 2021 Term Loan bears interest based at the Company’s option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of June 30, 2025, the interest rate on the 2021 Term Loan was 6.6%.

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

The Revolver

The Company has a Revolving Credit Agreement (the “Revolver”). On May 15, 2025, the Company exercised its option to increase the commitments under the terms of the Revolver and entered into a fourth amendment to the Revolver which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of June 30, 2025 or December 31, 2024. The availability to borrow was $123.9 million, net of $1.1 million of outstanding letters of credit at June 30, 2025.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $1.1 million of outstanding letters of credit as of June 30, 2025.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At June 30, 2025, the Company was compliant with all debt covenants in its debt agreements.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $16.6 million and $18.8 million for the three months ended June 30, 2025 and 2024, respectively, and $33.2 million and $38.5 million for the six months ended June 30, 2025 and 2024, respectively.

The weighted average effective interest rate on the Company’s outstanding borrowings was 6.2% as of June 30, 2025 and as of December 31, 2024.

7. Fair Value of Financial Instruments

Accounting Standards Codification Topic 820, Fair Value Measurement, includes a single definition of fair value to be used for financial reporting purposes, provides a framework for applying this definition and for measuring fair value under GAAP, and establishes a fair value hierarchy that categorizes into three levels the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy are summarized as follows:

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

	Level in	June 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$684,076	$696,242	$687,203	$699,916
Senior Notes	2	347,354	345,625	347,008	341,250

The Company has an equity investment measured at cost with a carrying value of $2.0 million and $1.9 million as of June 30, 2025 and December 31, 2024, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within Level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the six months ended June 30, 2025 and 2024.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and was classified within Level 2 of the fair value hierarchy.

The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the three and six months ended June 30, 2024:

	Three Months Ended June 30,	Six Months Ended June 30,
($ in thousands)	2024	2024
Prepaid expenses and other current assets
Beginning balance	$841	$689
Change in fair value of interest rate swap	(42)	110
Ending balance	$799	$799

Other non-current assets
Beginning balance	$577	$627
Change in fair value of interest rate swap	(207)	(257)
Ending balance	$370	$370

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$38,575	$34,223	$70,914	$63,372
Denominator:
Weighted average shares - basic	159,478	166,064	159,511	166,152
Common stock equivalents	2,065	2,551	2,293	2,518
Weighted average shares - diluted	161,543	168,615	161,804	168,670
Net income per share - basic	$0.24	$0.21	$0.44	$0.38
Net income per share - diluted	$0.24	$0.20	$0.44	$0.38
Antidilutive shares excluded from diluted net income per share:
Performance share units	325	11	325	13
Restricted stock units	20	—	6	80
Total antidilutive shares excluded	345	11	331	93

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

The Company’s effective income tax rate was 26.7% and 28.1% for the three months ended June 30, 2025 and 2024, respectively, and 27.2% and 26.8% for the six months ended June 30, 2025 and 2024, respectively.

New Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company is currently evaluating the impact of this legislation but is expecting a reduction to the U.S. income tax liability and net deferred tax assets. The results of this evaluation will be reflected in the Company's Form 10-Q for the quarter ended September 30, 2025.

10. Stockholders’ Equity

Share Repurchases and Retirement

In November 2022, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”), over an 18-month period.

The Company paid $8.1 million to repurchase 449,432 shares of its Class A Common Stock through open market transactions during fiscal year 2023. On September 5, 2023, the Company used the remaining availability under the share repurchase program for an accelerated share repurchase (“ASR”) and paid approximately $91.9 million to receive an initial delivery of 4,131,551 shares of its Class A Common Stock in accordance with an ASR agreement with a third-party financial institution. The final settlement occurred on January 12, 2024, at which time, the Company received an additional 534,499 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $1.8 million from additional paid-in capital calculated using an average share price, with an offset of $1.8 million to accumulated deficit on the condensed consolidated statements of stockholders’ equity.

In October 2023, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A Common Stock over an 18-month period. In June 2024, the Company entered into a share repurchase agreement with a stockholder, pursuant to which it repurchased, directly from the stockholder, 2.0 million shares for an aggregate purchase price of $51.5 million. The repurchased shares were subsequently retired. In addition, the Company recorded approximately $0.4 million for direct costs related to the excise tax payable on net share repurchases. In connection with this repurchase, the Company reduced the par value from common stock and $6.7 million from additional paid-in capital calculated using an average share price, with an offset of $45.2 million to accumulated deficit on the condensed consolidated statements of stockholders’ equity.

After the Company repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of its outstanding shares under the then-existing program, providing the Company with approximately $112.7 million available for repurchases. On December 11, 2024, the Company entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of its Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, the Company received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $2.4 million from additional paid-in capital calculated using an average share price, with an offset of $2.4 million to accumulated deficit on the condensed consolidated statements of stockholders’ equity. In addition, the Company recorded less than $0.1 million within accrued liabilities related to the excise taxes payable on net share repurchases on the condensed consolidated balance sheets as of June 30, 2025. All repurchased shares were subsequently retired. The prior repurchase authorization expired on April 30, 2025.

New Share Purchase Program

On May 17, 2025, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A Common Stock. Under the repurchase program, the Company may purchase shares of Class A Common Stock until November 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at the Company’s discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended or terminated at any time at the Company’s discretion. The Company has not yet repurchased shares of Class A Common Stock under this program.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Operating expenses	$1,503	$1,073	$2,601	$2,139
Selling, general and administrative expenses	5,776	5,517	11,134	10,009
Total stock-based compensation expense	$7,279	$6,590	$13,735	$12,148

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

At June 30, 2025, the TRA liability was $43.2 million of which approximately $5.2 million was the current portion and $38.0 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets. During the second quarter of 2025, the Company made an estimated payment of $5.0 million related to the 2024 tax year.

13. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic and international vendors and customers. Outstanding letters of credit under these arrangements totaled $1.1 million at June 30, 2025. Additionally, the Company had $2.4 million of bank guarantees at June 30, 2025 required to support bids and contracts with certain international customers.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has accrued estimated amounts related to legal proceedings as of June 30, 2025 and December 31, 2024 within accrued liabilities on the condensed consolidated balance sheets. The ultimate cost of litigation or settlement could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied, and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. A final settlement amount has not yet been determined and requires final approval from the court.

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

The operating and reportable segments were determined based on how the Company’s Chief Operating Decision Maker (“CODM”) regularly reviews the operating results of the various components of the Company for which discrete financial information is available, including based on the nature of the products and services and the type of customer. The Company defines the CODM as its Chief Executive Officer. The Company’s CODM primarily uses actual revenues and segment profit (defined below) as compared to previously budgeted amounts to evaluate the operating performance, allocate resources and deploy capital to the segments.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$109,050	$97,971	$16,456	$223,477
Product sales	—	9,129	3,419	12,548
Total revenue	109,050	107,100	19,875	236,025
Cost of service revenue, excluding depreciation and amortization	638	348	3,643	4,629
Cost of product sales	—	6,300	2,646	8,946
Operating expenses	23,501	52,415	3,898	79,814
Selling, general and administrative expenses	18,823	17,660	6,500	42,983
Loss on disposal of assets, net	—	318	—	318
Other income, net	(5,954)	(21)	(11)	(5,986)
Segment profit	$72,042	$30,080	$3,199	$105,321
Interest expense, net				16,572
Loss on extinguishment of debt				23
Other reconciling items (1)				36,124
Income before income taxes				$52,602

(1) This consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

	For the Three Months Ended June 30, 2024
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$103,985	$91,469	$16,563	$212,017
Product sales	—	6,246	4,163	10,409
Total revenue	103,985	97,715	20,726	222,426
Cost of service revenue, excluding depreciation and amortization	679	473	3,489	4,641
Cost of product sales	—	4,473	3,375	7,848
Operating expenses	23,189	46,153	4,488	73,830
Selling, general and administrative expenses	15,757	16,743	6,644	39,144
Loss on disposal of assets, net	—	53	4	57
Other income, net	(5,126)	(37)	(82)	(5,245)
Segment profit	$69,486	$29,857	$2,808	$102,151
Interest expense, net				18,845
Gain on interest rate swap				(23)
Other reconciling items (1)				35,737
Income before income taxes				$47,592

(1) This consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

	For the Six Months Ended June 30, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$210,439	$191,953	$32,987	$435,379
Product sales	—	16,969	6,931	23,900
Total revenue	210,439	208,922	39,918	459,279
Cost of service revenue, excluding depreciation and amortization	1,238	1,036	7,138	9,412
Cost of product sales	—	11,563	5,415	16,978
Operating expenses	45,579	99,376	7,500	152,455
Selling, general and administrative expenses	38,405	36,963	13,758	89,126
Loss on disposal of assets, net	—	642	—	642
Other income, net	(9,922)	(158)	(15)	(10,095)
Segment profit	$135,139	$59,500	$6,122	$200,761
Interest expense, net				33,208
Loss on extinguishment of debt				48
Other reconciling items (1)				70,070
Income before income taxes				$97,435

(1) This consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

	For the Six Months Ended June 30, 2024
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$199,874	$181,744	$33,120	$414,738
Product sales	—	10,158	7,260	17,418
Total revenue	199,874	191,902	40,380	432,156
Cost of service revenue, excluding depreciation and amortization	1,150	1,032	6,764	8,946
Cost of product sales	—	7,052	6,082	13,134
Operating expenses	44,668	89,755	8,981	143,404
Selling, general and administrative expenses	33,254	34,971	13,070	81,295
Loss on disposal of assets, net	—	140	6	146
Other income, net	(9,496)	(87)	(115)	(9,698)
Segment profit	$130,298	$59,039	$5,592	$194,929
Interest expense, net				38,480
Gain on interest rate swap				(419)
Loss on extinguishment of debt				595
Other reconciling items (1)				69,709
Income before income taxes				$86,564

(1) This consists of depreciation and amortization expense, stock-based compensation and other costs to reconcile to total income before income taxes.

The Company provides information on credit loss expense by reportable segment, refer to Note 2, Significant Accounting Policies, for additional details.

The Company primarily operates within the United States, Australia, Canada, United Kingdom and in various other countries in Europe and Asia. The following table details the revenues from international operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2025	2024	2025	2024
Australia	$16,129	$14,956	$32,577	$27,433
Canada	7,112	8,675	15,270	16,739
United Kingdom	8,066	4,218	13,897	9,377
All other	1,854	1,006	2,864	1,673
Total international revenues	$33,161	$28,855	$64,608	$55,222

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

Executive Summary

We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year-over-year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $27.1 million, or 6.3%, from $432.2 million in the six months ended June 30, 2024 to $459.3 million in the same period in 2025. The increase was mainly due to service revenue resulting from increased travel volume in the Commercial Services segment and the growth from bus lane and school bus stop arm enforcement programs, back-office software-as-a-service (“SaaS”) programs and higher product sales in the Government Solutions segment.
•
Generated cash flows from operating activities of $138.1 million and $74.4 million for the six months ended June 30, 2025 and 2024, respectively. Our cash on hand was $147.7 million as of June 30, 2025.
•
Lowered interest expense by $5.3 million for the six months ended June 30, 2025 compared to the same period in 2024 due to debt refinancing in fiscal year 2024, further discussed below.

Recent Events

NYCDOT Contract

On March 31, 2025, the City of New York Department of Transportation (“NYCDOT”) announced that it identified the Company as the vendor to manage New York City’s automated enforcement camera safety programs for an expected five-year period after our current contract expires in December 2025. The New York City automated enforcement program remains an active procurement. We are currently engaged in contract negotiations with NYCDOT and if the contract terms and pricing are materially different from our current contract, or if the parties ultimately fail to consummate a new agreement, it could have a material adverse effect on our business, financial condition and results of operations.

Amendment to the Revolving Credit Agreement

On May 15, 2025, we entered into a fourth amendment to the Revolving Credit Agreement (the “Revolver”) which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. The remaining terms of the Revolver were unchanged including the maturity date of December 18, 2026. There were no outstanding borrowings on the Revolver as of June 30, 2025 or December 31, 2024. The availability to borrow was $123.9 million, net of $1.1 million of outstanding letters of credit at June 30, 2025.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”) over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, our Board of Directors authorized the repurchase of up to an additional $100 million of our outstanding shares under the then-existing program, providing us with approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares calculated using a volume-weighted average price over the term of the ASR agreement. All repurchased shares were subsequently retired. The authorization under this share repurchase program ended on April 30, 2025.

On May 17, 2025, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock. Under the repurchase program, we may purchase shares of Class A Common Stock until November 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at our discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended or terminated at any time at our discretion. We have not yet repurchased shares of Class A Common Stock under this program.

New Corporate Headquarters Lease

On May 29, 2025, we entered into a lease agreement for our new corporate headquarters building in Mesa, Arizona and began recording lease expense when we obtained access to the building to begin tenant improvements. Accordingly, we modified our existing corporate headquarters lease term to end in early 2026 when we expect to relocate to the new building.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depends on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in our Annual Report on Form 10-K titled “Risk Factors” and in Part II, Item 1A of this Quarterly Report.

Macroeconomic Conditions

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, legislation regarding the adoption, expansion or prohibition of automated enforcement and traffic safety technology by local, state or national governments, and the impact of the government regulations and actions, including tariffs and trade protection measures. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, financial condition, and results of operations.

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

We monitor the Transportation and Security Administration passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume in the second quarter of 2025 was about 1% less than TSA Passenger Volume for the same period in 2024.

Electronic Tolling Penetration

Our Commercial Services segment, which offers automated toll and violations management solutions to fleet customers, is impacted by the number of toll roads in the United States and Europe and the geographic concentration of such roads. We monitor the expansion and penetration of toll roadways across the United States and Europe and the percentage of toll roads that rely on cashless or all-electronic infrastructure.

Enabling Legislation

Our Government Solutions segment is positively impacted, in significant part, by enabling legislation that permits photo enforcement programs at the federal, state and local level in the United States. Accordingly, we depend on national, state and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue	$223,477	$212,017	94.7%	95.3%	$11,460	5.4%
Product sales	12,548	10,409	5.3%	4.7%	2,139	20.5%
Total revenue	236,025	222,426	100.0%	100.0%	13,599	6.1%
Cost of service revenue, excluding depreciation and amortization	4,629	4,641	2.0%	2.1%	(12)	(0.3)%
Cost of product sales	8,946	7,848	3.8%	3.5%	1,098	14.0%
Operating expenses	81,317	74,903	34.5%	33.7%	6,414	8.6%
Selling, general and administrative expenses	48,466	46,343	20.5%	20.8%	2,123	4.6%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,473	27,522	12.4%	12.4%	1,951	7.1%
Total costs and expenses	172,831	161,257	73.2%	72.5%	11,574	7.2%
Income from operations	63,194	61,169	26.8%	27.5%	2,025	3.3%
Interest expense, net	16,572	18,845	7.0%	8.5%	(2,273)	(12.1)%
Gain on interest rate swap	—	(23)	—	(0.0)%	23	(100.0)%
Loss on extinguishment of debt	23	—	0.0%	—	23	n/a
Other income, net	(6,003)	(5,245)	(2.5)%	(2.4)%	(758)	14.5%
Total other expenses	10,592	13,577	4.5%	6.1%	(2,985)	(22.0)%
Income before income taxes	52,602	47,592	22.3%	21.4%	5,010	10.5%
Income tax provision	14,027	13,369	6.0%	6.0%	658	4.9%
Net income	$38,575	$34,223	16.3%	15.4%	$4,352	12.7%

Service Revenue. Service revenue increased by $11.5 million, or 5.4%, to $223.5 million for the three months ended June 30, 2025 from $212.0 million for the three months ended June 30, 2024, representing 94.7% and 95.3% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue
Commercial Services	$109,050	$103,985	46.2%	46.8%	$5,065	4.9%
Government Solutions	97,971	91,469	41.5%	41.1%	6,502	7.1%
Parking Solutions	16,456	16,563	7.0%	7.4%	(107)	(0.6)%
Total service revenue	$223,477	$212,017	94.7%	95.3%	$11,460	5.4%

Commercial Services service revenue increased by $5.1 million, or 4.9%, from $104.0 million for the three months ended June 30, 2024 to $109.1 million for the three months ended June 30, 2025. The increase was primarily due to increased product adoption and tolling activity compared to the prior year which contributed to a $2.7 million growth in RAC tolling revenue during the three months ended June 30, 2025, compared to the same period in 2024. In addition, we derived $2.2 million of increased revenue from our European operations, partially offset by lower revenue generated from our FMC customers due to customer churn and modest weakness attributable to macroeconomic factors compared to the same period in 2024.

Government Solutions service revenue increased by $6.5 million, or 7.1%, from $91.5 million for the three months ended June 30, 2024, to $98.0 million for the three months ended June 30, 2025. The increase was primarily driven by the expansion of bus lane and school bus stop arm enforcement programs contributing $4.6 million, with the remaining increase driven primarily by speed and red-light enforcement programs.

Parking Solutions service revenue decreased slightly to $16.5 million for the three months ended June 30, 2025, from $16.6 million for the three months ended June 30, 2024. The increased revenue from SaaS product offerings was offset by a decrease in subscription and professional services revenue related to parking management solutions.

Product Sales. Product sales were $12.5 million and $10.4 million for the three months ended June 30, 2025 and 2024, respectively. Product sales increased by $2.1 million, which was due to a $2.9 million increase in product sales to international customers in the Government Solutions segment which was partially offset by a decrease in product sales from the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization remained flat at $4.6 million for both the three months ended June 30, 2025 and 2024.

Cost of Product Sales. Cost of product sales increased by $1.1 million from $7.8 million in the three months ended June 30, 2024 to $8.9 million in the three months ended June 30, 2025, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $6.4 million, or 8.6%, from $74.9 million for the three months ended June 30, 2024 to $81.3 million for the three months ended June 30, 2025. The increase in 2025 compared to the prior period was primarily in the Government Solutions business for approximately $6.3 million due to increases in subcontractor costs, wages and operational equipment, partially offset by a decrease in operating expenses in the Parking Solutions business. Operating expenses as a percentage of total revenue increased from 33.7% to 34.5% for the three months ended June 30, 2024 and 2025, respectively. The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Operating expenses
Commercial Services	$23,501	$23,189	10.0%	10.4%	$312	1.3%
Government Solutions	52,415	46,153	22.2%	20.7%	6,262	13.6%
Parking Solutions	3,898	4,488	1.7%	2.1%	(590)	(13.1)%
Operating expenses by segment	79,814	73,830	33.9%	33.2%	5,984	8.1%
Other expenses	1,503	1,073	0.6%	0.5%	430	40.1%
Total operating expenses	$81,317	$74,903	34.5%	33.7%	$6,414	8.6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $48.5 million for the three months ended June 30, 2025 compared to $46.3 million for the same period in 2024. This is primarily due to a $2.0 million increase in professional services and $1.7 million increase in credit loss expense, partially offset by a decrease in restructuring expenses compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 20.8% to 20.5% for the three months ended June 30, 2024 and 2025, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Selling, general and administrative expenses
Commercial Services	$18,823	$15,757	8.0%	7.1%	$3,066	19.5%
Government Solutions	17,660	16,743	7.5%	7.5%	917	5.5%
Parking Solutions	6,500	6,644	2.7%	3.0%	(144)	(2.2)%
Selling, general and administrative expenses by segment	42,983	39,144	18.2%	17.6%	3,839	9.8%
Other expenses	5,483	7,199	2.3%	3.2%	(1,716)	(23.8)%
Total selling, general and administrative expenses	$48,466	$46,343	20.5%	20.8%	$2,123	4.6%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $2.0 million to $29.5 million for the three months ended June 30, 2025 from $27.5 million for the same period in 2024. This was primarily due to an increase in depreciation expense for the Commercial Services and Government Solutions businesses in the 2025 period.

Interest Expense, Net. Interest expense, net decreased by approximately $2.2 million from $18.8 million for the three months ended June 30, 2024 to $16.6 million for the same period in 2025. This was primarily attributable to voluntary principal prepayments made during 2024 and 2025 reducing the balance of the 2021 Term Loan (as defined below) and a 50 basis-point reduction in the interest rate from refinancing our debt in October 2024 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

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

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the three months ended June 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan.

Other Income, Net. Other income, net was $6.0 million for the three months ended June 30, 2025 compared to $5.2 million for the three months ended June 30, 2024. The increase was primarily from non-operating income from foreign currency transactions mainly in the Commercial Services business.

Income Tax Provision. Income tax provision was $14.0 million representing an effective tax rate of 26.7% for the three months ended June 30, 2025 compared to a tax provision of $13.4 million, with an effective tax rate of 28.1% for the same period in 2024.

Net Income. We had net income of $38.6 million for the three months ended June 30, 2025, as compared to a net income of $34.2 million for the three months ended June 30, 2024. The $4.4 million increase in net income was primarily due to the decrease in interest expense and the other statement of operations activity discussed above.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue	$435,379	$414,738	94.8%	96.0%	$20,641	5.0%
Product sales	23,900	17,418	5.2%	4.0%	6,482	37.2%
Total revenue	459,279	432,156	100.0%	100.0%	27,123	6.3%
Cost of service revenue, excluding depreciation and amortization	9,412	8,946	2.0%	2.1%	466	5.2%
Cost of product sales	16,978	13,134	3.7%	3.0%	3,844	29.3%
Operating expenses	155,056	145,543	33.8%	33.7%	9,513	6.5%
Selling, general and administrative expenses	99,967	94,514	21.8%	21.9%	5,453	5.8%
Depreciation, amortization and (gain) loss on disposal of assets, net	57,287	54,497	12.5%	12.6%	2,790	5.1%
Total costs and expenses	338,700	316,634	73.8%	73.3%	22,066	7.0%
Income from operations	120,579	115,522	26.2%	26.7%	5,057	4.4%
Interest expense, net	33,208	38,480	7.2%	8.9%	(5,272)	(13.7)%
Gain on interest rate swap	—	(419)	—	(0.1)%	419	(100.0)%
Loss on extinguishment of debt	48	595	0.0%	0.1%	(547)	(91.9)%
Other income, net	(10,112)	(9,698)	(2.2)%	(2.2)%	(414)	4.3%
Total other expenses	23,144	28,958	5.0%	6.7%	(5,814)	(20.1)%
Income before income taxes	97,435	86,564	21.2%	20.0%	10,871	12.6%
Income tax provision	26,521	23,192	5.8%	5.3%	3,329	14.4%
Net income	$70,914	$63,372	15.4%	14.7%	$7,542	11.9%

Service Revenue. Service revenue increased by $20.6 million, or 5.0%, to $435.4 million for the six months ended June 30, 2025 from $414.7 million for the six months ended June 30, 2024, representing 94.8% and 96.0% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue
Commercial Services	$210,439	$199,874	45.8%	46.3%	$10,565	5.3%
Government Solutions	191,953	181,744	41.8%	42.1%	10,209	5.6%
Parking Solutions	32,987	33,120	7.2%	7.6%	(133)	(0.4)%
Total service revenue	$435,379	$414,738	94.8%	96.0%	$20,641	5.0%

Commercial Services service revenue increased by $10.6 million, or 5.3%, from $199.9 million for the six months ended June 30, 2024 to $210.4 million for the six months ended June 30, 2025. The increase was primarily due to increased product adoption and tolling activity compared to the prior year. These factors contributed to a $6.9 million growth in RAC tolling revenue and the remaining increase was driven mainly by an increase of $2.0 million from European operations during the six months ended June 30, 2025, compared to the same period in 2024.

Government Solutions service revenue increased by $10.2 million, or 5.6%, from $181.7 million for the six months ended June 30, 2024, to $192.0 million for the six months ended June 30, 2025. The increase was primarily driven by $8.4 million from the expansion of bus lane and school bus stop arm enforcement programs and the remaining increase is mainly from speed and red-light enforcement programs.

Parking Solutions service revenue decreased slightly to $33.0 million for the six months ended June 30, 2025, from $33.1 million for the six months ended June 30, 2024. The increased revenue from SaaS product offerings was offset by a decrease in subscription and professional services related to parking management solutions.

Product Sales. Product sales were $23.9 million and $17.4 million for the six months ended June 30, 2025 and 2024, respectively. Product sales increased by $6.5 million due to a $6.8 million increase in product sales to international customers in the Government Solutions segment which was partially offset by a decrease in product sales from the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $8.9 million for the six months ended June 30, 2024 to $9.4 million for the six months ended June 30, 2025, mainly due to increased recurring service and third-party costs for our segments.

Cost of Product Sales. Cost of product sales increased by approximately $3.9 million from $13.1 million in the six months ended June 30, 2024 to $17.0 million in the six months ended June 30, 2025, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $9.5 million, or 6.5%, from $145.5 million for the six months ended June 30, 2024 to approximately $155.1 million for the six months ended June 30, 2025. The increase in 2025 compared to the prior year was primarily in the Government Solutions business for approximately $9.6 million due to increases in subcontractor and operational equipment costs, partially offset by a decrease in operating expenses in the Parking Solutions business. Operating expenses as a percentage of total revenue increased slightly from 33.7% to 33.8% for the six months ended June 30, 2024 and 2025, respectively. The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Operating expenses
Commercial Services	$45,579	$44,668	9.9%	10.3%	$911	2.0%
Government Solutions	99,376	89,755	21.6%	20.8%	9,621	10.7%
Parking Solutions	7,500	8,981	1.7%	2.1%	(1,481)	(16.5)%
Operating expenses by segment	152,455	143,404	33.2%	33.2%	9,051	6.3%
Other expenses	2,601	2,139	0.6%	0.5%	462	21.6%
Total operating expenses	$155,056	$145,543	33.8%	33.7%	$9,513	6.5%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $100.0 million for the six months ended June 30, 2025 compared to $94.5 million for the same period in 2024. This is primarily due to a $4.6 million increase in credit loss expense and $3.6 million in increased professional services fees, partially offset by a decrease in restructuring expenses compared to the same period in 2024. Selling, general and administrative expenses as a percentage of total revenue decreased slightly from 21.9% to 21.8% for the six months ended June 30, 2024 and 2025, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Selling, general and administrative expenses
Commercial Services	$38,405	$33,254	8.4%	7.7%	$5,151	15.5%
Government Solutions	36,963	34,971	8.0%	8.1%	1,992	5.7%
Parking Solutions	13,758	13,070	3.0%	3.0%	688	5.3%
Selling, general and administrative expenses by segment	89,126	81,295	19.4%	18.8%	7,831	9.6%
Other expenses	10,841	13,219	2.4%	3.1%	(2,378)	(18.0)%
Total selling, general and administrative expenses	$99,967	$94,514	21.8%	21.9%	$5,453	5.8%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $2.8 million to $57.3 million for the six months ended June 30, 2025 from $54.5 million for the same period in 2024. This was primarily due to an increase in depreciation expense related to equipment and software in the 2025 period compared to the 2024 period.

Interest Expense, Net. Interest expense, net decreased by $5.3 million from $38.5 million for the six months ended June 30, 2024 to $33.2 million for the same period in 2025. This was primarily attributable to voluntary principal prepayments made during 2024 and 2025 reducing the balance of the 2021 Term Loan and a 50 basis-point reduction in the interest rate from refinancing our debt in October 2024 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

Gain on Interest Rate Swap. We recorded a $(0.4) million gain during the six months ended June 30, 2024, of which $0.2 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.6) million related to the monthly cash proceeds on the interest rate swap. We exercised our option to cancel the interest rate swap agreement effective the end of the third quarter of 2024.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the six months ended June 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments on the 2021 Term Loan. We recorded a $0.6 million loss on extinguishment of debt during the six months ended June 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

Other Income, Net. Other income, net was $10.1 million for the six months ended June 30, 2025 compared to approximately $9.7 million for the six months ended June 30, 2024. The increase was mainly from non-operating income from foreign currency transactions in the 2025 period.

Income Tax Provision. Income tax provision was $26.5 million representing an effective tax rate of 27.2% for the six months ended June 30, 2025 compared to a tax provision of $23.2 million, with an effective tax rate of 26.8% for the same period in 2024.

Net Income. We had net income of $70.9 million for the six months ended June 30, 2025, as compared to a net income of $63.4 million for the six months ended June 30, 2024. The $7.5 million increase in net income was primarily due to the increase in service revenue and product sales, a decrease in interest expense and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the available borrowing under our Revolver.

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

We have the ability to borrow under our Revolver to meet obligations as they come due. On May 15, 2025, we exercised our option to increase the commitments under the terms of the Revolver and entered into a fourth amendment to the Revolver which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. As of June 30, 2025, we had no outstanding borrowings and $123.9 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $147.7 million as of June 30, 2025.

In fiscal year 2024, we refinanced the 2021 Term Loan which reduced the interest rate by an aggregate 1.00% and eliminated the applicable credit spread adjustment. We made early repayments of approximately $2.3 million and $4.5 million on our 2021 Term Loan during the three and six months ended June 30, 2025, and as a result, the total principal outstanding on the 2021 Term Loan was $691.1 million as of June 30, 2025.

At June 30, 2025, the Tax Receivable Agreement liability was approximately $43.2 million. During the second quarter of 2025, we made an estimated payment of $5.0 million related to the 2024 tax year. We expect to make payments of approximately $5.2 million per year for the next eight years and approximately $1.1 million in the final year.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our outstanding shares under the then-existing program, providing us with approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares calculated using a volume-weighted average price over the term of the ASR agreement. All repurchased shares were subsequently retired. The authorization under this repurchase program ended on April 30, 2025.

During the second quarter of 2025, we paid approximately $1.7 million for excise taxes related to 2024 net share repurchases.

On May 17, 2025, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock. Under the repurchase program, we may purchase shares of Class A Common Stock until November 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at our discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended or terminated at any time at our discretion. We have not yet repurchased shares of Class A Common Stock under this program.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$138,113	$74,368
Net cash used in investing activities	(56,019)	(27,677)
Net cash used in financing activities	(10,920)	(60,917)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $63.7 million from $74.4 million for the six months ended June 30, 2024 to $138.1 million for the six months ended June 30, 2025. Net income year-over-year increased by $7.5 million, from $63.4 million in 2024 to $70.9 million in 2025. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased $2.6 million mainly due to increased credit loss expense, depreciation expense and stock-based compensation, which were partially offset by a change in deferred income taxes. The aggregate changes in operating assets and liabilities increased by $53.6 million in 2025 compared to the prior year primarily due to a reduction in the net use of working capital, of which, the majority is attributable to a large payment that reduced accounts payable and other current liabilities in the first half of 2024. In addition, changes in prepaid and other current assets also contributed to the increase in 2025 compared to the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $56.0 million and $27.7 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used was primarily driven by a $27.8 million increase for purchases of installation and service parts and property and equipment mainly for the Government Solutions business compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $10.9 million and $60.9 million for the six months ended June 30, 2025 and 2024, respectively. The decreased use in cash from financing activities was mainly due to $51.5 million of share repurchases in 2024 and no comparable repurchases in the current year.

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

In February 2024, VM Consolidated entered into a third amendment to the 2021 Term Loan (the “Third Amendment”) and in October 2024, a fourth amendment to the 2021 Term Loan (the “Fourth Amendment”) to refinance the 2021 Term Loan (the “Refinancing Transactions”). Pursuant to the Third Amendment and Fourth Amendment, the interest rate was reduced by an aggregate 1.00% to Term Secured Overnight Financing Rate (“SOFR”) plus 2.25% from SOFR plus 3.25% with the SOFR floor unchanged at 0.00%. The credit spread adjustment, ranging from 0.11448% to 0.71513%, was eliminated. In addition, the 2021 Term Loan was amended to remove a provision for principal repayments which were previously required to be paid in quarterly installments.

During each of the six months ended June 30, 2025 and 2024, we made early repayments of $4.5 million on the 2021 Term Loan, and as a result the total principal outstanding was $691.1 million as of June 30, 2025.

We recorded less than $0.1 million of loss on extinguishment of debt during both the three and six months ended June 30, 2025, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments. We recognized a $0.6 million loss on extinguishment of debt for the six months ended June 30, 2024, related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

The 2021 Term Loan bears interest based at our option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of June 30, 2025, the interest rate on the 2021 Term Loan was 6.6%.

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

The Revolver

On May 15, 2025, we exercised our option to increase the commitments under the terms of the Revolver and entered into a fourth amendment to the Revolver which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of June 30, 2025 or December 31, 2024. The availability to borrow was $123.9 million, net of $1.1 million of outstanding letters of credit at June 30, 2025.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $1.1 million of outstanding letters of credit as of June 30, 2025.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At June 30, 2025, we were compliant with all debt covenants in our debt agreements.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $16.6 million and $18.8 million for the three months ended June 30, 2025 and 2024, respectively, and $33.2 million and $38.5 million for the six months ended June 30, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2025.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to the variable interest rate on the 2021 Term Loan described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $691.1 million at June 30, 2025. The 2021 Term Loan bears interest based, at our option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of June 30, 2025, the interest rate on the 2021 Term Loan was 6.6%.

Based on the June 30, 2025 balance outstanding, each 1% movement in interest rates will result in an approximately $6.9 million change in annual interest expense.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2025, we completed the first phase of a multi-phase implementation of a new global enterprise resource planning (“ERP”) system that will replace components of our existing operating and financial systems. The implementation of the new ERP system is expected to be completed in fiscal year 2026. The implementation that has been completed to date has resulted in changes to certain of our processes and internal controls, including the implementation of new applications, interfaces and reports which support our financial reporting. The new ERP system is designed to accurately maintain the flow of financial information, enhance operational functionality and accelerate information reporting to our management. The implemented portion of the new ERP system was used during the quarter ended June 30, 2025, and the new and modified processes and controls implemented were used to prepare our consolidated financial statements for the three and six months ended June 30, 2025 included in this Report.

Except as described above, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc. in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleges that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs seek recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied, and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. A final settlement amount has not yet been determined and requires final approval from the court.

We have accrued estimated amounts related to legal proceedings as of June 30, 2025 and December 31, 2024 within accrued liabilities on the condensed consolidated balance sheets. The information contained in Note 13, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.

Risks Factors

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. Other than the risk factor below and the risk factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, there have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

We cannot guarantee that our share repurchase programs will enhance long-term shareholder value. Share repurchases could also increase the volatility of the trading price of our stock and could diminish our cash reserves. In addition, Congress enacted the Inflation Reduction Act in 2022, which (among other provisions) provided for a 1% excise tax on net share repurchases. This provision applies to share repurchases initiated after January 1, 2023.

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, accelerated share repurchase (“ASR”) or privately negotiated transactions. In June 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. During the fourth quarter of 2024, we repurchased approximately 1.5 million shares of our Class A Common Stock through open market transactions and paid $35.8 million.

In December 2024, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our outstanding shares of Class A Common Stock under the October 2023 program, providing the Company with approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an ASR agreement with a third-party financial institution to purchase $112.7 million of our Class A Common Stock. Pursuant to the terms of the ASR agreement, we received and retired 3,821,958 shares of our Class A Common Stock and paid $112.7 million. The final settlement occurred on March 3, 2025, at which time we received an additional 685,934 shares of our Class A Common Stock using a volume-weighted average price over the term of the ASR agreement. All repurchased shares were subsequently retired.

We paid a total of $200.0 million for share repurchases during the year ended December 31, 2024. In addition, we recorded approximately $1.7 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2024, which has been paid as of June 30, 2025. The prior repurchase authorization expired on April 30, 2025.

On May 17, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR or privately negotiated transactions. We did not make any share repurchases under this program during the second quarter of 2025.

The timing, price, and quantity of purchases under the repurchase programs have been, and will continue to be, made at the discretion of our management based upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate and regulatory requirements, and alternative uses of capital. There is no guarantee as to the exact number of shares that we will repurchase and we cannot guarantee that share repurchase programs will enhance long-term stockholder value. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our Class A Common Stock. Our share repurchase programs could affect the trading price of our Class A Common Stock and increase volatility. In addition, our repurchases under our share repurchase programs have diminished, and could continue to diminish, our cash reserves.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchases of Equity Securities

We did not have any purchases of our Class A Common Stock during the three months ended June 30, 2025.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Index

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	November 9, 2023
10.1#	Executive Employment Agreement by and between VM Consolidated, Inc. and Stacey Moser, dated as of June 24, 2025.					X
10.2	Amendment No. 4 to Revolving Credit Agreement, dated as of May 15, 2025, among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers and guarantors party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and as a lender.	8-K	001-37979	10.1	May 15, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: August 6, 2025	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)