Form 10-Q
period 2025-09-30
VERRA MOBILITY Corp
filed 2025-10-29
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, there were 159,564,447 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2025

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

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”), Part II, Item 1A. “Risk Factors” of this Report, and in other filings with the Securities and Exchange Commission (the “SEC”) which highlight, among other risks:

•
the impact of negative industry and macroeconomic conditions, including the impact of government actions and regulations, such as tariffs, trade protection measures or a prolonged government shutdown, on our customers or us may materially and adversely impact our business, financial condition, and results of operations;
•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, and risks relating to our contract with NYCDOT (defined below), which comprises a material portion of our revenue. We extended our current contract with NYCDOT through December 31, 2025 to allow NYCDOT to continue to operate its automated enforcement program. On March 31, 2025, NYCDOT announced that it identified the Company as the vendor to manage New York City’s automated enforcement camera safety programs for an expected five-year period after the Company’s current contract expires in December 2025. The New York City automated enforcement program remains an active procurement. We are currently engaged in contract negotiations with NYCDOT and if the contract terms and pricing are materially different from our current contract, or if the parties ultimately fail to consummate a new agreement, it could have a material adverse effect on our business, financial condition, and results of operations;
•
our reliance on specialized third-party providers;
•
risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits, and investigations;
•
decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, parking solutions, or the use of tolling;
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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$196,096	$77,560
Restricted cash	4,203	3,594
Accounts receivable (net of allowance for credit losses of $23.1 million and $17.0 million at September 30, 2025 and December 31, 2024, respectively)	228,756	206,503
Unbilled receivables	59,205	48,193
Inventory	21,695	15,502
Prepaid expenses and other current assets	47,873	42,647
Total current assets	557,828	393,999
Installation and service parts, net	27,590	36,631
Property and equipment, net	195,793	141,601
Operating lease assets	35,813	29,895
Intangible assets, net	185,205	232,297
Goodwill	741,450	735,615
Other non-current assets	34,662	44,451
Total assets	$1,778,341	$1,614,489
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$122,033	$91,224
Deferred revenue	29,299	29,374
Accrued liabilities	71,222	73,980
Tax receivable agreement liability, current portion	5,340	5,163
Total current liabilities	227,894	199,741
Long-term debt, net	1,029,938	1,034,211
Operating lease liabilities, net of current portion	29,987	25,757
Tax receivable agreement liability, net of current portion	37,800	42,977
Asset retirement obligations	17,453	15,493
Deferred tax liabilities, net	14,081	14,699
Other long-term liabilities	18,040	16,486
Total liabilities	1,375,193	1,349,364
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 159,564 and 159,594 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	16	16
Additional paid-in capital	562,172	551,955
Accumulated deficit	(149,204)	(269,287)
Accumulated other comprehensive loss	(9,836)	(17,559)
Total stockholders' equity	403,148	265,125
Total liabilities and stockholders' equity	$1,778,341	$1,614,489

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Service revenue	$243,219	$217,267	$678,598	$632,005
Product sales	18,719	8,284	42,619	25,702
Total revenue	261,938	225,551	721,217	657,707
Cost of service revenue, excluding depreciation and amortization	9,246	5,378	18,658	14,324
Cost of product sales	12,826	5,621	29,804	18,755
Operating expenses	88,036	76,026	243,092	221,569
Selling, general and administrative expenses	47,757	47,918	147,724	142,432
Depreciation, amortization and (gain) loss on disposal of assets, net	29,264	26,718	86,551	81,215
Total costs and expenses	187,129	161,661	525,829	478,295
Income from operations	74,809	63,890	195,388	179,412
Interest expense, net	16,421	18,723	49,629	57,203
Loss on interest rate swap	—	913	—	494
Loss on extinguishment of debt	21	33	69	628
Other income, net	(6,298)	(4,272)	(16,410)	(13,970)
Total other expenses	10,144	15,397	33,288	44,355
Income before income taxes	64,665	48,493	162,100	135,057
Income tax provision	17,826	13,761	44,347	36,953
Net income	$46,839	$34,732	$117,753	$98,104
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(790)	5,190	7,723	3,364
Total comprehensive income	$46,049	$39,922	$125,476	$101,468
Net income per share:
Basic	$0.29	$0.21	$0.74	$0.59
Diluted	$0.29	$0.21	$0.73	$0.58
Weighted average shares outstanding:
Basic	159,552	164,735	159,525	165,676
Diluted	161,861	167,624	161,824	168,318

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	159,594	$16	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	32,339	—	32,339
Share repurchases and retirement	(686)	—	(2,372)	2,336	—	(36)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	501	—	—	—	—	—
Exercise of stock options	13	—	170	—	—	170
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(6,606)	—	—	(6,606)
Stock-based compensation	—	—	6,456	—	—	6,456
Other comprehensive income, net of tax	—	—	—	—	2,127	2,127
Balance as of March 31, 2025	159,422	16	549,603	(234,612)	(15,432)	299,575
Net income	—	—	—	38,575	—	38,575
Vesting of RSUs and PSUs	65	—	—	—	—	—
Exercise of stock options	45	—	671	—	—	671
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(384)	—	—	(384)
Stock-based compensation	—	—	7,279	—	—	7,279
Other comprehensive income, net of tax	—	—	—	—	6,386	6,386
Balance as of June 30, 2025	159,532	16	557,169	(196,037)	(9,046)	352,102
Net income	—	—	—	46,839	—	46,839
Vesting of RSUs and PSUs	17	—	—	—	—	—
Exercise of stock options	15	—	213	—	—	213
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(171)	—	—	(171)
Stock-based compensation	—	—	4,961	—	—	4,961
Other comprehensive loss, net of tax	—	—	—	—	(790)	(790)
Other adjustments	—	—	—	(6)	—	(6)
Balance as of September 30, 2025	$159,564	$16	$562,172	$(149,204)	$(9,836)	$403,148

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

(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Cash Flows from Operating Activities:
Net income	$117,753	$98,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,179	80,982
Amortization of deferred financing costs and discounts	2,856	3,437
Change in fair value of interest rate swap	—	1,316
Loss on extinguishment of debt	69	628
Credit loss expense	18,377	11,425
Deferred income taxes	4,706	(1,684)
Stock-based compensation	18,696	18,586
UTP reserve release	(1,682)	—
Other	2,097	749
Changes in operating assets and liabilities:
Accounts receivable	(39,635)	(7,891)
Unbilled receivables	(10,441)	(13,912)
Inventory	3,762	511
Prepaid expenses and other assets	(5,144)	(3,423)
Deferred revenue	(498)	1,401
Accounts payable and other current liabilities	28,285	(6,600)
Other liabilities	(8,552)	(474)
Net cash provided by operating activities	215,828	183,155
Cash Flows from Investing Activities:
Cash receipts for interest rate swap	—	822
Purchases of installation and service parts and property and equipment	(84,868)	(52,009)
Cash proceeds from the sale of assets	215	156
Net cash used in investing activities	(84,653)	(51,031)
Cash Flows from Financing Activities:
Repayment of long-term debt	(6,764)	(4,509)
Payment of debt issuance costs	(449)	(440)
Share repurchases and retirement	—	(51,500)
Proceeds from the exercise of stock options	1,054	2,701
Payment of employee tax withholding related to RSUs and PSUs vesting	(7,161)	(5,826)
Net cash used in financing activities	(13,320)	(59,574)
Effect of exchange rate changes on cash and cash equivalents	1,290	941
Net increase in cash, cash equivalents and restricted cash	119,145	73,491
Cash, cash equivalents and restricted cash - beginning of period	81,154	139,722
Cash, cash equivalents and restricted cash - end of period	$200,299	$213,213

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Nine Months Ended September 30,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2025	2024
Cash and cash equivalents	$196,096	$206,088
Restricted cash	4,203	7,125
Total cash, cash equivalents and restricted cash	$200,299	$213,213

Supplemental cash flow information:
Interest paid	$44,508	$53,821
Income taxes paid, net of refunds	32,493	38,018
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	11,241	3,998

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe, and Canada. Our goal is to make transportation safer, smarter, and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement, and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world. The Company is organized into three operating segments: Commercial Services, Government Solutions, and Parking Solutions (see Note 14, Segment Reporting).

The Commercial Services segment offers automated toll and violations management and title and registration solutions to rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), and other large fleet owners in North America. Through its established relationships with individual tolling authorities throughout the United States, the segment provides an automated and outsourced administrative solution for its customers while also providing a value-added convenience for vehicle drivers and benefits to tolling and issuing authorities. The toll and violations management solutions help ensure timely payment of tolls and violations incurred by the customers’ vehicles, perform timely transfers of liability on the customers’ behalf, and facilitate driver billing and collections, as applicable. It also manages regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet, and FMC customers—to ensure that the transponders and corresponding toll transactions are associated with the correct vehicle. In Europe, the Commercial Services segment provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U.

The Government Solutions segment offers photo enforcement solutions and services to its customers which include complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for municipalities, counties, school districts and law enforcement agencies of all sizes. The international operations for this segment primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.

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

Revenue from a single Government Solutions customer exceeded 10% of total revenue. The City of New York Department of Transportation (“NYCDOT”) represented 19.5% and 15.5% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 16.7% and 15.9% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. NYCDOT represented 22.6% and 17.2% of total accounts receivable, net as of September 30, 2025 and December 31, 2024, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of September 30, 2025 or December 31, 2024.

Significant customer revenues were generated through three of the Company’s Commercial Services customers, with each exceeding 10% of total revenue. Commercial Services Customer A represented 16.2% and 14.2% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 15.6% and 13.7% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Commercial Services Customer B represented 11.4% and 12.2% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 11.5% and 11.6% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. Commercial Services Customer C represented 10.4% and 10.5% of total revenue for the three months ended September 30, 2025 and 2024, respectively, and 10.6% and 10.9% of total revenue for the nine months ended September 30, 2025 and 2024, respectively. No Commercial Services customer exceeded 10% of total accounts receivable, net as of September 30, 2025 or December 31, 2024.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivable, net for the Parking Solutions segment as of or for any period presented.

Allowance for Credit Losses

The Company reviews historical credit losses and customer payment trends on receivables and develops loss estimates as of the balance sheet date, which includes adjustments for current and future expectations. It identifies pools of receivables based on the type of business, industry in which the customer operates, and historical credit loss patterns. The Company uses collection assumptions (typically at the customer level) to estimate expected credit losses. Receivables are written off against the allowance for credit losses when it is probable that amounts will not be collected based on the terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. No interest or late fees are charged on delinquent accounts. The Company periodically evaluates the adequacy of its allowance for expected credit losses and adjusts appropriately.

The following presents the activity in the allowance for credit losses by reportable segment for the nine months ended September 30, 2025 and 2024, respectively:

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2025	$16,038	$332	$648	$17,018
Credit loss expense	17,280	186	911	18,377
Write-offs, net of recoveries	(11,812)	(133)	(369)	(12,314)
Balance at September 30, 2025	$21,506	$385	$1,190	$23,081

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2024	$15,661	$2,426	$426	$18,513
Credit loss expense (income)	11,599	(226)	52	11,425
Write-offs, net of recoveries	(10,240)	(107)	(16)	(10,363)
Balance at September 30, 2024	$17,020	$2,093	$462	$19,575

(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 85% and 82% of the total Commercial Services allowance for credit losses as of September 30, 2025 and 2024, respectively.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and it primarily relates to Government Solutions and Parking Solutions customers. As of September 30, 2025 and December 31, 2024, the Company had approximately $9.6 million and $11.8 million of deferred revenue in the Government Solutions segment, respectively. The Company recognized $0.9 million and $1.1 million of revenue excluding exchange rate impact during the three months ended September 30, 2025 and 2024, respectively, and $6.5 million and $7.0 million, of revenue excluding exchange rate impact during the nine months ended September 30, 2025 and 2024, respectively, related to amounts that were included in deferred revenue as of December 31, 2024 and 2023. As of September 30, 2025 and December 31, 2024 the Company had approximately $23.2 million and $21.7 million of deferred revenue in the Parking Solutions segment, respectively. The Company recognized $1.1 million and $2.6 million of revenue during the three months ended September 30, 2025 and 2024, respectively, and $18.9 million and $18.0 million, of revenue during the nine months ended September 30, 2025 and 2024, respectively, related to amounts that were included in deferred revenue as of December 31, 2024 and 2023.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of September 30, 2025, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $159.6 million, of which $67.7 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

Interest Rate Swap

In December 2022, the Company entered into a cancelable interest rate swap agreement to hedge its exposure to interest rate fluctuations associated with the LIBOR (now transitioned to Term Secured Overnight Financing Rate, “SOFR”) portion of the variable interest rate on its 2021 Term Loan (as defined below). Under the interest rate swap agreement, the Company paid a fixed rate of 5.17% and the counterparty paid a variable interest rate. The Company entered into an International Swaps and Derivatives Association, Inc. Master Agreement with the counterparty which provided for the net settlement of all, or a specified group, of derivative transactions through a single payment. The notional amount on the interest rate swap was $675.0 million. The Company had the option to effectively terminate the interest rate swap agreement starting in December 2023, and monthly thereafter until December 2025. The Company treated the interest rate swap as an economic hedge for accounting purposes and any changes in the fair value of the derivative instrument (including accrued interest) and related cash receipts or payments were recorded in the condensed consolidated statements of operations within the loss on interest rate swap line item. The Company exercised its option to cancel the interest rate swap agreement during the third quarter of fiscal year 2024. The following details the components of the loss on interest rate swap for the respective periods:

	Three Months Ended	Nine Months Ended
($ in thousands)	September 30, 2024	September 30, 2024
Change in fair value	$1,169	$1,316
Cash receipts	(256)	(822)
Total loss on interest rate swap	$913	$494

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period at a disaggregated level. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects or on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements and disclosures.

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2025	December 31, 2024
Prepaid services	$29,435	$17,359
Prepaid tolls	8,378	8,751
Costs to fulfill a customer contract	3,136	3,710
Deposits	2,720	3,057
Other	4,204	9,770
Total prepaid expenses and other current assets	$47,873	$42,647

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2024	$420,167	$213,382	$102,066	$735,615
Foreign currency translation adjustment	5,012	823	—	5,835
Balance at September 30, 2025	$425,179	$214,205	$102,066	$741,450

Intangible assets consist of the following as of the respective period-ends:

	September 30, 2025		December 31, 2024

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$4,815	$2,463	$4,667	$1,972
Patent	500	192	500	117
Customer relationships	560,429	393,582	557,958	348,138
Developed technology	40,278	24,580	38,659	19,260
Gross carrying value of intangible assets	606,022	$420,817	601,784	$369,487
Less: accumulated amortization	(420,817)		(369,487)
Intangible assets, net	$185,205		$232,297

Amortization expense was $15.6 million and $16.8 million for the three months ended September 30, 2025 and 2024, respectively, and was $48.7 million and $50.3 million for the nine months ended September 30, 2025 and 2024, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2025	$15,745
2026	57,904
2027	28,524
2028	22,500
2029	21,519
Thereafter	39,013
Total	$185,205

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2025	December 31, 2024
Accrued salaries and wages	$32,406	$34,310
Accrued interest payable	9,197	4,211
Current portion of operating lease liabilities	6,812	6,925
Income taxes payable	4,543	662
Advanced deposits	4,128	2,993
Restricted cash due to customers	3,449	2,858
Other	10,687	22,021
Total accrued liabilities	$71,222	$73,980

6. Long-term Debt, Net

The following table provides a summary of the Company’s long-term debt, net at:

($ in thousands)	September 30, 2025	December 31, 2024
2021 Term Loan, due 2028	$688,804	$695,568
Senior Notes, due 2029	350,000	350,000
Less: original issue discounts	(1,759)	(2,322)
Less: unamortized deferred financing costs	(7,107)	(9,035)
Total long-term debt, net	$1,029,938	$1,034,211

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

During the nine months ended September 30, 2025 and 2024, the Company made early repayments of $6.8 million and $4.5 million, respectively, on the 2021 Term Loan, and as a result the total principal outstanding was $688.8 million as of September 30, 2025.

The Company recorded less than $0.1 million of loss on extinguishment of debt during both the three and nine months ended September 30, 2025, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments. It recognized less than $0.1 million and $0.6 million loss on extinguishment of debt for the three and nine months ended September 30, 2024, primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

The 2021 Term Loan bears interest based at the Company’s option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of September 30, 2025, the interest rate on the 2021 Term Loan was 6.4%.

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

Subsequent to September 30, 2025, the Company amended and restated the 2021 Term Loan agreement to refinance the entire outstanding amount under the 2021 Term Loan with a new senior secured term loan of the same principal amount and maturing on October 15, 2032. See Note 15, Subsequent Events, for additional information.

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

The Revolver

The Company entered into a Revolving Credit Agreement in March 2018 (as amended, the “Revolver”). On May 15, 2025, the Company exercised its option to increase the commitments under the terms of the Revolver and entered into a fourth amendment to the Revolver which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on the Company’s average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of September 30, 2025 or December 31, 2024. The availability to borrow was $123.2 million, net of $1.8 million of outstanding letters of credit at September 30, 2025.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and the Company is also required to pay participation and fronting fees at 1.38% on $1.8 million of outstanding letters of credit as of September 30, 2025.

Subsequent to September 30, 2025, the Company amended and restated the Revolver, which increased commitments from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. See Note 15, Subsequent Events, for additional information.

All borrowings, indebtedness and other extensions of credits under the 2021 Term Loan, Senior Notes and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral to secure the Company’s indebtedness under the 2021 Term Loan. At September 30, 2025, the Company was compliant with all debt covenants in its debt agreements.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $16.4 million and $18.7 million for the three months ended September 30, 2025 and 2024, respectively, and $49.6 million and $57.2 million for the nine months ended September 30, 2025 and 2024, respectively.

The weighted average effective interest rate on the Company’s outstanding borrowings was 6.1% and 6.2% as of September 30, 2025 and December 31, 2024, respectively.

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

	Level in	September 30, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
2021 Term Loan	2	$682,422	$693,109	$687,203	$699,916
Senior Notes	2	347,516	349,125	347,008	341,250

The Company has an equity investment measured at cost with a carrying value of $2.0 million and $1.9 million as of September 30, 2025 and December 31, 2024, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within Level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the nine months ended September 30, 2025 and 2024.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and was classified within Level 2 of the fair value hierarchy.

The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the three and nine months ended September 30, 2024:

	Three Months Ended September 30,	Nine Months Ended September 30,
($ in thousands)	2024	2024
Prepaid expenses and other current assets
Beginning balance	$799	$689
Change in fair value of interest rate swap	(799)	(689)
Ending balance	$—	$—

Other non-current assets
Beginning balance	$370	$627
Change in fair value of interest rate swap	(370)	(627)
Ending balance	$—	$—

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income	$46,839	$34,732	$117,753	$98,104
Denominator:
Weighted average shares - basic	159,552	164,735	159,525	165,676
Common stock equivalents	2,309	2,889	2,299	2,642
Weighted average shares - diluted	161,861	167,624	161,824	168,318
Net income per share - basic	$0.29	$0.21	$0.74	$0.59
Net income per share - diluted	$0.29	$0.21	$0.73	$0.58
Antidilutive shares excluded from diluted net income per share:
Performance share units	—	1	14	12
Restricted stock units	7	—	18	32
Total antidilutive shares excluded	7	1	32	44

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

The Company’s effective income tax rate was 27.6% and 28.4% for the three months ended September 30, 2025 and 2024, respectively, and 27.4% for both the nine months ended September 30, 2025 and 2024.

New Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. The Company’s U.S. income tax liability and net deferred tax assets have been updated to reflect the impact of the legislation.

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

After the Company repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of its outstanding shares under the then-existing program, providing the Company with approximately $112.7 million available for repurchases. On December 11, 2024, the Company entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of its Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, the Company received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $2.4 million from additional paid-in capital calculated using an average share price, with an offset of $2.4 million to accumulated deficit on the condensed consolidated statements of stockholders’ equity. In addition, the Company recorded less than $0.1 million within accrued liabilities related to the excise taxes payable on net share repurchases on the condensed consolidated balance sheets as of September 30, 2025. All repurchased shares were subsequently retired. The prior repurchase authorization expired on April 30, 2025.

On May 17, 2025, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A Common Stock. Under the repurchase program, the Company may purchase shares of Class A Common Stock until November 13, 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at the Company’s discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. On October 23, 2025, the Company’s Board of Directors authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to an aggregate $250.0 million. The repurchase program does not obligate the Company to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended, or terminated at any time at the Company’s discretion. The Company has not yet repurchased shares of Class A Common Stock under this repurchase program. See Note 15, Subsequent Events, for additional information.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Operating expenses	$1,452	$1,047	$4,053	$3,186
Selling, general and administrative expenses	3,509	5,391	14,643	15,400
Total stock-based compensation expense	$4,961	$6,438	$18,696	$18,586

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

At September 30, 2025, the TRA liability was $43.1 million of which approximately $5.3 million was the current portion and $37.8 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets. During the second quarter of 2025, the Company made an estimated payment of $5.0 million related to the 2024 tax year.

13. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic and international vendors and customers. Outstanding letters of credit under these arrangements totaled $1.8 million at September 30, 2025. Additionally, the Company had $2.4 million of bank guarantees at September 30, 2025 required to support bids and contracts with certain international customers.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has accrued estimated amounts related to legal proceedings as of September 30, 2025 and December 31, 2024 within accrued liabilities on the condensed consolidated balance sheets. The ultimate cost of litigation or settlement could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc., in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleged that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs sought recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied, and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. The court provided final approval of the settlement on September 18, 2025. The settlement did not have a material impact on the Company’s financial position or income statement. A final dismissal order will be entered after the class action settlement is fully administered by a neutral claims administrator.

14. Segment Reporting

The Company has three operating and reportable segments, Commercial Services, Government Solutions, and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to RACs, Direct Fleets, FMCs, and violation-issuing authorities. Government Solutions implements and administers traffic safety programs and products for municipalities and government agencies of all sizes. Parking Solutions provides an integrated suite of parking software and hardware solutions to its customers.

The operating and reportable segments were determined based on how the Company’s Chief Operating Decision Maker (“CODM”) regularly reviews the operating results of the various components of the Company for which discrete financial information is available, including based on the nature of the products and services and the type of customer. The Company defines the CODM as its Chief Executive Officer. The Company’s CODM primarily uses actual revenues and segment profit (defined below) as compared to previously budgeted amounts to evaluate the operating performance, allocate resources, and deploy capital to the segments.

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

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in the fourth quarter of fiscal year 2024, and as a result, updated the presentation of financial information by reportable segment. In addition, the CODM does not use discrete asset information to evaluate operating performance at the segment level, and as such, the Company has not reported assets disaggregated by reportable segment.

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$117,296	$108,293	$17,630	$243,219
Product sales	—	14,267	4,452	18,719
Total revenue	117,296	122,560	22,082	261,938
Cost of service revenue, excluding depreciation and amortization	624	4,200	4,422	9,246
Cost of product sales	—	9,484	3,342	12,826
Operating expenses	26,417	55,968	4,199	86,584
Selling, general and administrative expenses	18,036	21,095	6,374	45,505
Loss on disposal of assets, net	7	723	—	730
Other income, net	(6,072)	(221)	(5)	(6,298)
Segment profit	$78,284	$31,311	$3,750	$113,345
Interest expense, net				16,421
Loss on extinguishment of debt				21
Other reconciling items (1)				32,238
Income before income taxes				$64,665

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Three Months Ended September 30, 2024
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$109,139	$91,003	$17,125	$217,267
Product sales	—	4,848	3,436	8,284
Total revenue	109,139	95,851	20,561	225,551
Cost of service revenue, excluding depreciation and amortization	741	482	4,155	5,378
Cost of product sales	—	2,958	2,663	5,621
Operating expenses	24,683	46,168	4,128	74,979
Selling, general and administrative expenses	14,825	18,519	5,717	39,061
Loss on disposal of assets, net	—	84	3	87
Other (income) loss, net	(3,977)	(445)	150	(4,272)
Segment profit	$72,867	$28,085	$3,745	$104,697
Interest expense, net				18,723
Loss on extinguishment of debt				33
Loss on interest rate swap				913
Other reconciling items (1)				36,535
Income before income taxes				$48,493

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Nine Months Ended September 30, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$327,735	$300,246	$50,617	$678,598
Product sales	—	31,236	11,383	42,619
Total revenue	327,735	331,482	62,000	721,217
Cost of service revenue, excluding depreciation and amortization	1,862	5,236	11,560	18,658
Cost of product sales	—	21,047	8,757	29,804
Operating expenses	71,996	155,344	11,699	239,039
Selling, general and administrative expenses	56,441	58,058	20,132	134,631
Loss on disposal of assets, net	7	1,365	—	1,372
Other income, net	(15,994)	(379)	(20)	(16,393)
Segment profit	$213,423	$90,811	$9,872	$314,106
Interest expense, net				49,629
Loss on extinguishment of debt				69
Other reconciling items (1)				102,308
Income before income taxes				$162,100

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Nine Months Ended September 30, 2024
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$309,013	$272,747	$50,245	$632,005
Product sales	—	15,006	10,696	25,702
Total revenue	309,013	287,753	60,941	657,707
Cost of service revenue, excluding depreciation and amortization	1,891	1,514	10,919	14,324
Cost of product sales	—	10,010	8,745	18,755
Operating expenses	69,351	135,923	13,109	218,383
Selling, general and administrative expenses	48,079	53,490	18,787	120,356
Loss on disposal of assets, net	—	224	9	233
Other (income) loss, net	(13,473)	(532)	35	(13,970)
Segment profit	$203,165	$87,124	$9,337	$299,626
Interest expense, net				57,203
Loss on interest rate swap				494
Loss on extinguishment of debt				628
Other reconciling items (1)				106,244
Income before income taxes				$135,057

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

The Company provides information on credit loss expense by reportable segment, refer to Note 2, Significant Accounting Policies, for additional details.

The Company primarily operates within the United States, Australia, Canada, United Kingdom, and in various other countries in Europe and Asia. The following table details the revenues from international operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2025	2024	2025	2024
Australia	$16,644	$14,433	$49,221	$41,866
Canada	7,962	8,063	23,232	24,802
United Kingdom	8,588	4,366	22,485	13,743
All other	2,507	1,493	5,370	3,166
Total international revenues	$35,701	$28,355	$100,308	$83,577

15. Subsequent Events

Amended and Restated Revolving Credit Agreement

On October 17, 2025, certain of the Company’s direct and indirect wholly owned subsidiaries, including VM Consolidated, entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”) to amend and restate the Revolver. The Amended and Restated Revolving Credit Agreement provides for a $150.0 million senior secured asset-based revolving credit facility with a $35.0 million sublimit for the issuance of letters of credit (the “Amended Revolver”), and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances).

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The unused commitment fee payable on the unused portion of the Amended Revolver is (x) 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. If at any time unused availability under the Amended Revolver is less than the greater of (i) 10.0% of the aggregate loan commitments and (ii) $15.0 million, VM Consolidated is required to maintain a minimum consolidated fixed charge coverage ratio of not less than 1.0 to 1.0 until such time as unused availability exceeds such threshold for a period of thirty consecutive days. The Amended and Restated Revolving Credit Agreement contains covenants as outlined in the Current Report on Form 8-K filed by the Company with the SEC on October 17, 2025, which is qualified in its entirety by reference to the full text of the Amended and Restated Revolving Credit Agreement incorporated therein and filed as Exhibit 10.1 to this Report.

Term Loan Refinance

On October 17, 2025, VM Consolidated and certain of the Company’s subsidiaries entered into the Amendment and Restatement Agreement No. 2 to the Amended and Restated First Lien Term Loan Credit Agreement dated as of March 26, 2021 (such agreement amended and restated, the “Amended and Restated Term Loan Agreement”), to refinance the existing senior secured term loans in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 (the “Amended Term Loan”). The proceeds from the Amended Term Loan were used in their entirety to prepay in full the outstanding principal amount of the existing term loan under the 2021 Term Loan agreement.

The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%, amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election, provided that repayment of the Amended Term Loan with proceeds of certain indebtedness prior to the six-month anniversary of October 17, 2025 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment. The Amended Term Loan contains covenants as outlined in the Current Report on Form 8-K filed by the Company with the SEC on October 17, 2025, which is qualified in its entirety by reference to the full text of the Amended and Restated Term Loan Agreement incorporated therein and filed as Exhibit 10.2 to this Report. The obligations of certain of the Company’s subsidiaries under the Amended Revolver and Amended Term Loan are secured by liens on substantially all of the assets of such subsidiaries.

Share Repurchase Authorization

In May 2025, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A Common Stock over an 18-month period. On October 23, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of the Company’s outstanding shares of Class A Common Stock under the existing May 2025 program, providing the Company with $250.0 million available for repurchases. Under the repurchase program, the Company may purchase shares of Class A Common Stock until November 13, 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at the Company’s discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate the Company to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended or terminated at any time. The Company has not yet repurchased shares of Class A Common Stock under this repurchase program.

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

Overview

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe, and Canada. We make transportation safer, smarter, and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement, and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including commercial fleet owners such as rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”), and fleet management companies (“FMCs”), as well as governments, universities, parking operators, healthcare facilities, transportation hubs, and violation-issuing authorities. Our vision is to continue to develop and use technology and data intelligence to make transportation safer, smarter, and more connected globally.

Our Segments

We have three operating and reportable segments, Commercial Services, Government Solutions, and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for commercial fleet customers, including RACs and FMCs in North America. In Europe, we provide tolling and violations processing services.
•
Our Government Solutions segment offers photo enforcement solutions and services to its customers. We provide complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. Our international operations primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.
•
Our Parking Solutions segment provides an integrated suite of parking software, transaction processing, and hardware solutions to universities, municipalities, commercial parking operators, and health care facilities in the United States and Canada.

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

Executive Summary

We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year-over-year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $63.5 million, or 9.7%, from $657.7 million in the nine months ended September 30, 2024 to $721.2 million in the same period in 2025. The increase was mainly due to service revenue resulting from increased travel volume in the Commercial Services segment and installation revenue from the New York City program, the growth from bus lane and school bus stop arm enforcement programs, back-office software-as-a-service (“SaaS”) programs and higher product sales in the Government Solutions segment.
•
Generated cash flows from operating activities of $215.8 million and $183.2 million for the nine months ended September 30, 2025 and 2024, respectively. Our cash on hand was $196.1 million as of September 30, 2025.
•
Lowered interest expense by $7.6 million for the nine months ended September 30, 2025 compared to the same period in 2024 due to debt refinancing in fiscal year 2024, further discussed below.

Recent Events

New York City Department of Transportation (“NYCDOT”) Red-Light Camera Expansion

NYCDOT instructed us through a change order to our existing contract with NYCDOT to install up to 250 red-light cameras by year-end 2025 as part of a legislatively authorized expansion. We installed 130 red-light cameras during the third quarter of 2025, which contributed approximately $17.0 million of revenue for the three months ended September 30, 2025, of which, approximately $6.3 million was product revenue and approximately $10.7 million was installation services revenue.

NYCDOT Contract

On March 31, 2025, NYCDOT announced that it identified us as the vendor to manage New York City’s automated enforcement camera safety programs for an expected five-year period after our current contract expires in December 2025, with an option for the parties to extend for an additional five years. The New York City automated enforcement program remains an active procurement. We are currently engaged in contract negotiations with NYCDOT and if the contract terms and pricing are materially different from our current contract, or if the parties ultimately fail to consummate a new agreement, it could have a material adverse effect on our business, financial condition, and results of operations.

Refinancing

On October 17, 2025, (i) certain of our direct and indirect wholly owned subsidiaries, including VM Consolidated, Inc. (“VM Consolidated”), entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”) which provides for a $150 million senior secured asset-based revolving credit facility with a $35 million sublimit for the issuance of letters of credit, and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances) (the “Amended Revolver”), and (ii) VM Consolidated and certain of our subsidiaries entered into the Amendment and Restatement Agreement No. 2 to the Amended and Restated First Lien Term Loan Credit Agreement dated as of March 26, 2021 (such agreement amended and restated, the “Amended and Restated Term Loan Agreement”), to refinance the existing senior secured term loans in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 (the “Amended Term Loan”). For more information on the refinancing, see Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements.

Share Repurchase Program

In May 2025, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. On October 23, 2025, our Board of Directors authorized the repurchase of up to an additional $150.0 million of our outstanding shares of Class A Common Stock under the existing May 2025 program, providing us with $250.0 million available for repurchases. Under the repurchase program, we may purchase shares of Class A Common Stock until November 13, 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and accelerated share repurchase (“ASR”) agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at our discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended, or terminated at any time at our discretion. We have not yet repurchased shares of Class A Common Stock under this program.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depends on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Quarterly Report.

Macroeconomic Conditions

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, legislation regarding the adoption, expansion, or prohibition of automated enforcement and traffic safety technology by local, state, or national governments, and the impact of the government regulations and actions, including tariffs, trade protection measures, or a prolonged government shutdown. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, financial condition, and results of operations.

Travel Demand

Our Commercial Services segment is largely impacted by its customer demand which in turn is impacted by a variety of factors including seasonality, demand for business and leisure travel, reductions in the level of air travel, higher airfare costs, increases in energy prices, general international, national, and local economic conditions and cycles, and consumer confidence, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters, epidemic diseases, or a prolonged government shutdown.

We monitor the U.S. Transportation and Security Administration (the “TSA”) passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume in the third quarter of 2025 was about 1% greater than TSA Passenger Volume for the same period in 2024.

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

Enabling Legislation

Our Government Solutions segment is positively impacted, in significant part, by enabling legislation that permits photo enforcement programs at the federal, state, and local level in the United States. Accordingly, we depend on national, state, and local governments authorizing the use of automated photo enforcement and not otherwise materially restricting its use.

Primary Components of Our Operating Results

Revenues

Service Revenue. Our Commercial Services segment generates service revenue primarily through the operation and management of tolling programs and processing violations for RACs, FMCs, and other large fleet customers. These solutions are full-service offerings by which we enroll the license plates of our customers’ vehicles and transponders with tolling authority accounts, pay tolls and violations on the customers’ behalf, and, through proprietary technology, integrate with customer data to match the toll or violation to the driver and then bill the driver (or our customer, as applicable) for use of the service. The cost of certain tolls, violations, and our customers’ share of administration fees are netted against revenue. We also generate service revenue in our Commercial Services segment through processing titles and registrations.

Our Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems and certain hardware installation and relocation activities. Revenue drivers in this segment include the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in our Government Solutions segment from payment processing, pass-through fees for collection expense, and other fees.

Our Parking Solutions segment generates service revenue mainly from offering SaaS, subscription fees, professional services, and citation processing services related to parking management solutions to its customers.

Product Sales. Product sales are generated by the sale of photo enforcement equipment in the Government Solutions segment and specialized hardware in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Costs and Expenses

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization consists of recurring service costs, certain hardware installation and relocation costs, collection and other third-party costs in our segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire photo enforcement equipment purchased by Government Solutions customers, certain hardware installation costs, and costs to develop hardware sold to Parking Solutions customers.

Operating Expenses. Operating expenses primarily include payroll and payroll-related costs (including stock-based compensation), subcontractor costs, payment processing, and other operational costs, including print, postage, and communication costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses include payroll and payroll-related costs (including stock-based compensation), real estate lease expense, insurance costs, professional services fees, and general corporate expenses.

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

Other Income, Net. Other income, net primarily consists of volume rebates earned from total spend on credit card transactions, gains or losses on foreign currency transactions, and other non-operating expenses.

Results of Operations

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue	$243,219	$217,267	92.9%	96.3%	$25,952	11.9%
Product sales	18,719	8,284	7.1%	3.7%	10,435	126.0%
Total revenue	261,938	225,551	100.0%	100.0%	36,387	16.1%
Cost of service revenue, excluding depreciation and amortization	9,246	5,378	3.5%	2.4%	3,868	71.9%
Cost of product sales	12,826	5,621	4.9%	2.5%	7,205	128.2%
Operating expenses	88,036	76,026	33.6%	33.7%	12,010	15.8%
Selling, general and administrative expenses	47,757	47,918	18.2%	21.2%	(161)	(0.3)%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,264	26,718	11.2%	11.9%	2,546	9.5%
Total costs and expenses	187,129	161,661	71.4%	71.7%	25,468	15.8%
Income from operations	74,809	63,890	28.6%	28.3%	10,919	17.1%
Interest expense, net	16,421	18,723	6.3%	8.3%	(2,302)	(12.3)%
Loss on interest rate swap	—	913	—	0.4%	(913)	(100.0)%
Loss on extinguishment of debt	21	33	0.0%	0.0%	(12)	(36.4)%
Other income, net	(6,298)	(4,272)	(2.4)%	(1.9)%	(2,026)	47.4%
Total other expenses	10,144	15,397	3.9%	6.8%	(5,253)	(34.1)%
Income before income taxes	64,665	48,493	24.7%	21.5%	16,172	33.3%
Income tax provision	17,826	13,761	6.8%	6.1%	4,065	29.5%
Net income	$46,839	$34,732	17.9%	15.4%	$12,107	34.9%

Service Revenue. Service revenue increased by $26.0 million, or 11.9%, to $243.2 million for the three months ended September 30, 2025 from $217.3 million for the three months ended September 30, 2024, representing 92.9% and 96.3% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue
Commercial Services	$117,296	$109,139	44.8%	48.4%	$8,157	7.5%
Government Solutions	108,293	91,003	41.3%	40.3%	17,290	19.0%
Parking Solutions	17,630	17,125	6.8%	7.6%	505	2.9%
Total service revenue	$243,219	$217,267	92.9%	96.3%	$25,952	11.9%

Commercial Services service revenue increased by $8.2 million, or 7.5%, from $109.1 million for the three months ended September 30, 2024 to $117.3 million for the three months ended September 30, 2025. The increase was primarily due to increased product adoption and tolling activity compared to the prior year which contributed to a $5.4 million growth in RAC tolling revenue during the three months ended September 30, 2025, compared to the same period in 2024. In addition, we derived $2.2 million of increased revenue from our European operations, partially offset by lower revenue generated from our FMC customers due to customer churn.

Government Solutions service revenue increased by $17.3 million, or 19.0%, from $91.0 million for the three months ended September 30, 2024, to $108.3 million for the three months ended September 30, 2025. The increase was primarily driven by a $10.7 million increase from installation service revenue driven by the NYCDOT red-light expansion program and $3.2 million from the expansion of bus lane and school bus stop arm enforcement programs, with the remaining increase driven primarily by speed and red-light enforcement programs.

Parking Solutions service revenue increased to $17.6 million for the three months ended September 30, 2025, from $17.1 million for the three months ended September 30, 2024. The increased revenue from SaaS product offerings and professional services revenue was partially offset by a decrease in subscription services revenue related to parking management solutions.

Product Sales. Product sales were $18.7 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively. Product sales increased by $10.4 million, which was due to a $9.4 million increase in product sales in the Government Solutions segment driven by international product sales and red-light camera sales to NYCDOT as well as a $1.0 million increase in product sales from the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $5.4 million for the three months ended September 30, 2024 to $9.2 million for the same period in 2025, mainly due to costs of NYCDOT camera sales and increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by $7.2 million from $5.6 million in the three months ended September 30, 2024 to $12.8 million in the three months ended September 30, 2025, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $12.0 million, or 15.8%, from $76.0 million for the three months ended September 30, 2024 to $88.0 million for the three months ended September 30, 2025. The increase in 2025 compared to the prior period was primarily in the Government Solutions segment for approximately $9.8 million due to increases in wages and subcontractor costs. Operating expenses as a percentage of total revenue decreased from 33.7% to 33.6% for the three months ended September 30, 2024 and 2025, respectively. The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Operating expenses
Commercial Services	$26,417	$24,683	10.1%	10.9%	$1,734	7.0%
Government Solutions	55,968	46,168	21.4%	20.5%	9,800	21.2%
Parking Solutions	4,199	4,128	1.6%	1.8%	71	1.7%
Operating expenses by segment	86,584	74,979	33.1%	33.2%	11,605	15.5%
Other expenses	1,452	1,047	0.5%	0.5%	405	38.7%
Total operating expenses	$88,036	$76,026	33.6%	33.7%	$12,010	15.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to $47.8 million for the three months ended September 30, 2025 compared to $47.9 million for the same period in 2024. This is primarily due to a $4.7 million decrease in transaction, restructuring, and other expenses partially offset by a $2.4 million increase in credit loss expense and a $2.2 million increase in wages and benefits expense compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 21.2% to 18.2% for the three months ended September 30, 2024 and 2025, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Selling, general and administrative expenses
Commercial Services	$18,036	$14,825	6.9%	6.6%	$3,211	21.7%
Government Solutions	21,095	18,519	8.1%	8.2%	2,576	13.9%
Parking Solutions	6,374	5,717	2.4%	2.5%	657	11.5%
Selling, general and administrative expenses by segment	45,505	39,061	17.4%	17.3%	6,444	16.5%
Other expenses	2,252	8,857	0.8%	3.9%	(6,605)	(74.6)%
Total selling, general and administrative expenses	$47,757	$47,918	18.2%	21.2%	$(161)	(0.3)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $2.6 million to $29.3 million for the three months ended September 30, 2025 from $26.7 million for the same period in 2024. This was primarily due to an increase in depreciation expense for the Government Solutions segment and Commercial Services segment in the 2025 period.

Interest Expense, Net. Interest expense, net decreased by approximately $2.3 million from $18.7 million for the three months ended September 30, 2024 to $16.4 million for the same period in 2025. This was primarily attributable to an additional 50 basis-point reduction in the interest rate from refinancing our debt in October 2024 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

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

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during both the three months ended September 30, 2025 and 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”).

Other Income, Net. Other income, net was $6.3 million for the three months ended September 30, 2025 compared to $4.3 million for the three months ended September 30, 2024. The increase was primarily from increases in volume rebates earned from total spend on credit card transactions due to increased tolling and travel activity.

Income Tax Provision. Income tax provision was $17.8 million representing an effective tax rate of 27.6% for the three months ended September 30, 2025 compared to a tax provision of $13.8 million, with an effective tax rate of 28.4% for the same period in 2024.

Net Income. We had net income of $46.8 million for the three months ended September 30, 2025, as compared to a net income of $34.7 million for the three months ended September 30, 2024. The $12.1 million increase in net income was primarily due to the increase in service revenue and product sales, a decrease in interest expense, and the other statement of operations activity discussed above.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue	$678,598	$632,005	94.1%	96.1%	$46,593	7.4%
Product sales	42,619	25,702	5.9%	3.9%	16,917	65.8%
Total revenue	721,217	657,707	100.0%	100.0%	63,510	9.7%
Cost of service revenue, excluding depreciation and amortization	18,658	14,324	2.6%	2.2%	4,334	30.3%
Cost of product sales	29,804	18,755	4.1%	2.9%	11,049	58.9%
Operating expenses	243,092	221,569	33.7%	33.7%	21,523	9.7%
Selling, general and administrative expenses	147,724	142,432	20.5%	21.7%	5,292	3.7%
Depreciation, amortization and (gain) loss on disposal of assets, net	86,551	81,215	12.0%	12.2%	5,336	6.6%
Total costs and expenses	525,829	478,295	72.9%	72.7%	47,534	9.9%
Income from operations	195,388	179,412	27.1%	27.3%	15,976	8.9%
Interest expense, net	49,629	57,203	6.9%	8.7%	(7,574)	(13.2)%
Loss on interest rate swap	—	494	—	0.1%	(494)	(100.0)%
Loss on extinguishment of debt	69	628	0.0%	0.1%	(559)	(89.0)%
Other income, net	(16,410)	(13,970)	(2.3)%	(2.1)%	(2,440)	17.5%
Total other expenses	33,288	44,355	4.6%	6.8%	(11,067)	(25.0)%
Income before income taxes	162,100	135,057	22.5%	20.5%	27,043	20.0%
Income tax provision	44,347	36,953	6.2%	5.6%	7,394	20.0%
Net income	$117,753	$98,104	16.3%	14.9%	$19,649	20.0%

Service Revenue. Service revenue increased by $46.6 million, or 7.4%, to $678.6 million for the nine months ended September 30, 2025 from $632.0 million for the nine months ended September 30, 2024, representing 94.1% and 96.1% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue
Commercial Services	$327,735	$309,013	45.4%	47.0%	$18,722	6.1%
Government Solutions	300,246	272,747	41.6%	41.5%	27,499	10.1%
Parking Solutions	50,617	50,245	7.1%	7.6%	372	0.7%
Total service revenue	$678,598	$632,005	94.1%	96.1%	$46,593	7.4%

Commercial Services service revenue increased by $18.7 million, or 6.1%, from $309.0 million for the nine months ended September 30, 2024 to $327.7 million for the nine months ended September 30, 2025. The increase was primarily due to increased product adoption and tolling activity compared to the prior year. These factors contributed to a $12.3 million growth in RAC tolling revenue and the remaining increase was driven mainly by an increase of $4.1 million from European operations during the nine months ended September 30, 2025, compared to the same period in 2024.

Government Solutions service revenue increased by $27.5 million, or 10.1%, from $272.7 million for the nine months ended September 30, 2024, to $300.2 million for the nine months ended September 30, 2025. The increase was primarily driven by $11.7 million from the expansion of bus lane and school bus stop arm enforcement programs, $10.1 million from installation service revenue driven by the NYCDOT red-light expansion program, and the remaining increase is mainly from speed and red-light enforcement programs.

Parking Solutions service revenue increased to $50.6 million for the nine months ended September 30, 2025, from $50.2 million for the nine months ended September 30, 2024. The increased revenue from SaaS product offerings and professional services was offset by a decrease in subscription services related to parking management solutions.

Product Sales. Product sales were $42.6 million and $25.7 million for the nine months ended September 30, 2025 and 2024, respectively. Product sales increased by $16.9 million due to a $16.2 million increase in product sales in the Government Solutions segment driven by international product sales and red-light camera sales to NYCDOT. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $14.3 million for the nine months ended September 30, 2024 to $18.7 million for the nine months ended September 30, 2025, mainly due to costs of NYCDOT camera sales and increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by approximately $11.0 million from $18.8 million in the nine months ended September 30, 2024 to $29.8 million in the nine months ended September 30, 2025, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $21.5 million, or 9.7%, from $221.6 million for the nine months ended September 30, 2024 to approximately $243.1 million for the nine months ended September 30, 2025. The increase in 2025 compared to the prior year was primarily in the Government Solutions segment for approximately $19.4 million due to increases in wages and subcontractor and operational equipment costs, partially offset by a decrease in wage expense in the Parking Solutions segment. Operating expenses as a percentage of total revenue remained flat at 33.7% for both the nine months ended September 30, 2024 and 2025. The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Operating expenses
Commercial Services	$71,996	$69,351	10.0%	10.5%	$2,645	3.8%
Government Solutions	155,344	135,923	21.5%	20.7%	19,421	14.3%
Parking Solutions	11,699	13,109	1.6%	2.0%	(1,410)	(10.8)%
Operating expenses by segment	239,039	218,383	33.1%	33.2%	20,656	9.5%
Other expenses	4,053	3,186	0.6%	0.5%	867	27.2%
Total operating expenses	$243,092	$221,569	33.7%	33.7%	$21,523	9.7%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $147.7 million for the nine months ended September 30, 2025 compared to $142.4 million for the same period in 2024. This is primarily due to a $7.0 million increase in credit loss expense and $4.6 million in increased professional services fees, partially offset by a decrease in transaction and restructuring expenses compared to the same period in 2024. Selling, general and administrative expenses as a percentage of total revenue decreased from 21.7% to 20.5% for the nine months ended September 30, 2024 and 2025, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Selling, general and administrative expenses
Commercial Services	$56,441	$48,079	7.8%	7.3%	$8,362	17.4%
Government Solutions	58,058	53,490	8.1%	8.1%	4,568	8.5%
Parking Solutions	20,132	18,787	2.8%	2.9%	1,345	7.2%
Selling, general and administrative expenses by segment	134,631	120,356	18.7%	18.3%	14,275	11.9%
Other expenses	13,093	22,076	1.8%	3.4%	(8,983)	(40.7)%
Total selling, general and administrative expenses	$147,724	$142,432	20.5%	21.7%	$5,292	3.7%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $5.4 million to $86.6 million for the nine months ended September 30, 2025 from $81.2 million for the same period in 2024. This was primarily due to an increase in depreciation expense related to equipment and software in the 2025 period compared to the 2024 period.

Interest Expense, Net. Interest expense, net decreased by $7.6 million from $57.2 million for the nine months ended September 30, 2024 to $49.6 million for the same period in 2025. This was primarily attributable to an additional 50 basis-point reduction in the interest rate from refinancing our debt in October 2024 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

Loss on Interest Rate Swap. We recorded a $0.5 million loss during the nine months ended September 30, 2024, of which $1.3 million is associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.8) million related to the monthly cash proceeds. We exercised our option to cancel the interest rate swap agreement effective the end of the third quarter of 2024.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the nine months ended September 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments on the 2021 Term Loan. We recorded a $0.6 million loss on extinguishment of debt during the nine months ended September 30, 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

Other Income, Net. Other income, net was $16.4 million for the nine months ended September 30, 2025 compared to approximately $14.0 million for the nine months ended September 30, 2024. The increase was mainly from increases in volume rebates earned from total spend on credit card transactions due to increased tolling and travel activity as well as non-operating income from foreign currency transactions in the 2025 period.

Income Tax Provision. Income tax provision was $44.3 million representing an effective tax rate of 27.4% for the nine months ended September 30, 2025 compared to a tax provision of $37.0 million, with an effective tax rate of 27.4% for the same period in 2024.

Net Income. We had net income of $117.8 million for the nine months ended September 30, 2025, as compared to a net income of $98.1 million for the nine months ended September 30, 2024. The $19.6 million increase in net income was primarily due to the increase in service revenue and product sales, a decrease in interest expense, and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the available borrowing under our Revolver.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities, and our ability to borrow under our Revolver will be sufficient to meet operating cash requirements, service debt obligations, and fund potential share repurchases for at least the next 12 months and thereafter for the foreseeable future. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive, and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions.

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

We entered into the Revolver in March 2018. On May 15, 2025, we exercised our option to increase the commitments under the terms of the Revolver and entered into a fourth amendment to the Revolver which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. As of September 30, 2025, we had no outstanding borrowings and $123.2 million available for borrowing, net of letters of credit, under our Revolver. Our cash on hand was $196.1 million as of September 30, 2025.

On October 17, 2025, VM Consolidated amended and restated the Revolver and entered into the Amended and Restated Revolving Credit Agreement governing the Amended Revolver which increased commitments from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements for additional information.

In fiscal year 2024, we refinanced the 2021 Term Loan which reduced the interest rate by an aggregate 1.00% and eliminated the applicable credit spread adjustment. We made early repayments of approximately $2.3 million and $6.8 million on our 2021 Term Loan during the three and nine months ended September 30, 2025, and as a result, the total principal outstanding on the 2021 Term Loan was $688.8 million as of September 30, 2025.

On October 17, 2025, we refinanced the existing senior secured term loans under the 2021 Term Loan in an aggregate outstanding principal amount of approximately $688.8 million with the Amended Term Loan of the same principal amount maturing on October 15, 2032. See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements for additional information.

At September 30, 2025, the tax receivable agreement liability was approximately $43.1 million. During the second quarter of 2025, we made an estimated payment of $5.0 million related to the 2024 tax year. We expect to make payments of approximately $5.3 million per year for the next eight years and approximately $1.1 million in the final year.

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

During the nine months ended September 30, 2025, we paid approximately $1.7 million for excise taxes related to 2024 net share repurchases.

On May 17, 2025, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock. On October 23, 2025, our Board of Directors authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to an aggregate $250.0 million. Under the repurchase program, we may purchase shares of Class A Common Stock until November 13, 2026 through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at our discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended, or terminated at any time at our discretion. We have not yet repurchased shares of Class A Common Stock under this program.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2025	2024
Net cash provided by operating activities	$215,828	$183,155
Net cash used in investing activities	(84,653)	(51,031)
Net cash used in financing activities	(13,320)	(59,574)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $32.6 million from $183.2 million for the nine months ended September 30, 2024 to $215.8 million for the nine months ended September 30, 2025. Net income year-over-year increased by $19.6 million, from $98.1 million in 2024 to $117.8 million in 2025. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased $14.8 million mainly due to increased credit loss expense, deferred income tax, and depreciation expense. The aggregate changes in operating assets and liabilities decreased by $1.8 million in 2025 compared to the prior year primarily due to an increase in the net use of working capital, of which, the majority is attributable to an increase in accounts receivable partially offset by a large payment that reduced accounts payable in the first half of 2024.

Cash Flows from Investing Activities

Cash used in investing activities was $84.7 million and $51.0 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used was primarily driven by a $32.9 million increase for purchases of installation and service parts and property and equipment mainly for the Government Solutions segment compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $13.3 million and $59.6 million for the nine months ended September 30, 2025 and 2024, respectively. The decreased use in cash from financing activities was mainly due to $51.5 million of share repurchases in 2024 and no comparable repurchases in the current year.

Long-term Debt, Net

2021 Term Loan

In March 2021, VM Consolidated, our wholly owned subsidiary, entered into the 2021 Term Loan with a syndicate of lenders. The 2021 Term Loan has an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, we had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

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

During the nine months ended September 30, 2025 and 2024, we made early repayments of $6.8 million and $4.5 million, respectively, on the 2021 Term Loan, and as a result the total principal outstanding was $688.8 million as of September 30, 2025.

We recorded less than $0.1 million of loss on extinguishment of debt during both the three and nine months ended September 30, 2025, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayments. We recognized less than $0.1 million and $0.6 million loss on extinguishment of debt for the three and nine months ended September 30, 2024, primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing of the 2021 Term Loan in February 2024.

The 2021 Term Loan bears interest based at our option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of September 30, 2025, the interest rate on the 2021 Term Loan was 6.4%.

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

Subsequent to September 30, 2025, we refinanced the existing senior secured term loans under the 2021 Term Loan in an aggregate outstanding principal amount of approximately $688.8 million with the Amended Term Loan of the same principal amount maturing on October 15, 2032. See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements for additional information.

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

The Revolver

On May 15, 2025, we exercised our option to increase the commitments under the terms of the Revolver and entered into a fourth amendment to the Revolver which increased the existing commitment from $75.0 million to $125.0 million available for loans and letters of credit. The Revolver matures on December 18, 2026. Borrowing eligibility under the Revolver is subject to a monthly borrowing base calculation based on (i) certain percentages of eligible accounts receivable and inventory, less (ii) certain reserve items, including outstanding letters of credit and other reserves. The Revolver bears interest on either (1) SOFR plus an applicable margin, or (2) an alternate base rate, plus an applicable margin. The margin percentage applied to (1) SOFR is either 1.25%, 1.50%, or 1.75%, or (2) the base rate is either 0.25%, 0.50%, or 0.75%, depending on our average availability to borrow under the commitment. There is a credit spread adjustment of 0.10% for a one-month duration, 0.15% for a three-month duration, and 0.25% for a six-month duration, in addition to SOFR and the applicable margin percentages. There were no outstanding borrowings on the Revolver as of September 30, 2025 or December 31, 2024. The availability to borrow was $123.2 million, net of $1.8 million of outstanding letters of credit at September 30, 2025.

Interest on the unused portion of the Revolver is payable quarterly at 0.375% and we are also required to pay participation and fronting fees at 1.38% on $1.8 million of outstanding letters of credit as of September 30, 2025.

All borrowings and other extensions of credits under the 2021 Term Loan, Senior Notes, and the Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral to secure our indebtedness under the 2021 Term Loan. At September 30, 2025, we were compliant with all debt covenants in our debt agreements.

Subsequent to September 30, 2025, VM Consolidated amended and restated the Revolver and entered into the Amended and Restated Revolving Credit Agreement governing the Amended Revolver which increased commitments from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. See Note 15, Subsequent Events, to the Condensed Consolidated Financial Statements for additional information.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $16.4 million and $18.7 million for the three months ended September 30, 2025 and 2024, respectively, and $49.6 million and $57.2 million for the nine months ended September 30, 2025 and 2024, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of September 30, 2025.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the 2021 Term Loan, which has an outstanding balance of $688.8 million at September 30, 2025. The 2021 Term Loan bears interest based, at our option, on either (i) SOFR plus an applicable margin of 2.25% per annum, or (ii) an alternate base rate plus an applicable margin of 1.25% per annum. As of September 30, 2025, the interest rate on the 2021 Term Loan was 6.4%.

Based on the September 30, 2025 balance outstanding, each 1% movement in interest rates will result in an approximately $6.9 million change in annual interest expense.

In December 2022, we entered into a cancelable interest rate swap agreement to hedge our exposure to interest rate fluctuations associated with the LIBOR (now transitioned to SOFR) portion of the variable interest rate on our 2021 Term Loan. We exercised our option to cancel the interest rate swap effective the end of the third quarter of 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1. Legal Proceedings

We are subject to legal and regulatory actions that arise from time to time in the ordinary course of business, and may be subject to similar or other claims in the future. Legal disputes and other claims and proceedings may relate to, among other things, intellectual property, commercial arrangements, negligence and fiduciary duty claims, vicarious liability based on conduct of individuals or entities outside of our control, including our third-party service providers, antitrust claims, deceptive trade practices, general fraud claims, and employment law claims, including compliance with wage and hour regulations. In addition to more general litigation, at times we have also been a named party in claims made against our customers, including putative class actions challenging the legality and constitutionality of automated photo enforcement and other similar programs of our Government Solutions customers, and consumer fraud claims brought against us and our Commercial Services customers alleging faulty disclosures regarding our services. From time to time, we may also be reviewed or investigated by U.S. federal, state, or local regulators, or regulators in the foreign jurisdictions in which we operate regarding these and other matters, including proper licensing and tax assessments. All litigation is inherently unpredictable and we could incur judgments or enter into settlements or claims in the future that could materially impact our results.

As described in our Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc., in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleged that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs sought recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied, and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. The court provided final approval of the settlement on September 18, 2025. A final dismissal order will be entered after the class action settlement is fully administered by a neutral claims administrator.

We have accrued estimated amounts related to legal proceedings as of September 30, 2025 and December 31, 2024 within accrued liabilities on the condensed consolidated balance sheets. The information contained in Note 13, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. Other than the risk factors below and the risk factor included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, which are incorporated herein by reference, there have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Negative industry and macroeconomic conditions, including the impact of government actions and regulations on our customers or us, may materially and adversely impact our business, results of operations, and financial condition.

We provide smart mobility technology solutions to customers in our Commercial Services, Government Solutions, and Parking Solutions business segments. Accordingly, the demand for our products in the past has been, and in the future may be, impacted by industry and macroeconomic trends and conditions impacting our customers, including seasonality, demand for business and leisure travel, changes to or disruptions in governmental budgeting, reductions in the level of air travel, higher airfare costs, energy shortages and cost increases, international, national, and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters, epidemic diseases, or a prolonged government shutdown. For example, our Commercial Services segment may be impacted by travel demand and extreme weather events which may impact overall travel demand in the United States. Our Government Solutions segment may be impacted to the extent our customers experience a reduction in political acceptance of or additional government restrictions on automated safety programs. Our Parking Solutions segment may be impacted to the extent our customers see an increase in usage of public transportation or rideshare, either of which may cause a decrease in parking usage. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength, or duration of any economic slowdown, instability or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, may negatively impact our business. Political challenges between the United States and countries in which we operate, and changes to trade policies, including tariff rates and customs duties, trade relations between the United States and those countries, and other macroeconomic issues could adversely impact our business. The United States administration has announced tariffs on certain products imported into the United States, and some countries have imposed tariffs in response to the actions of the United States. There is also a possibility of future tariffs, trade protection measures, or other restrictions imposed by the United States or other countries.

In addition, consumer spending and activities may be materially adversely affected in response to financial market volatility, negative financial news, changes to or disruptions in governmental budgeting processes or amounts, conditions in the real estate and mortgage markets, declines in income or asset values, energy prices, labor and healthcare costs, and other economic factors, all of which may have a negative effect on our business and results of operations. Additionally, uncertainty about, or a decline in, global or regional economic conditions may have a significant impact on our suppliers, manufacturers, logistics providers, distributors, and other partners. Potential effects on our suppliers and partners include financial instability, inability to obtain credit to finance operations, and insolvency.

Negative conditions in the general economy, both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, inflation, financial and credit market fluctuations, international trade relations, government shutdowns, pandemics, political turmoil, natural catastrophes, warfare, and terrorist attacks on the United States or elsewhere, could negatively affect customer demand and the growth of our business.

Our substantial level of indebtedness could cause our business to suffer and incurring additional debt could intensify debt-related risks.

We have a substantial amount of debt, including approximately $688.8 million outstanding under our first lien term loan facility as of October 17, 2025. Additionally, pursuant to an indenture, VM Consolidated issued an aggregate principal amount of $350 million in Senior Unsecured Notes due 2029. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. We have the option to increase commitments under our Amended Revolver by up to $75.0 million, all of which would be secured. We also have the ability to add one or more incremental term facilities or incremental revolving facilities or increase the amount of our Amended Term Loan, in each case by an unlimited amount, subject to obtaining additional commitments from lenders and the satisfaction of a maximum first lien, secured or total net leverage ratio or minimum fixed charge coverage ratio, on a pro forma basis, all of which may be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

•
increase our vulnerability to adverse economic and industry conditions;
•
limit our ability to obtain additional financing for future working capital, capital expenditures, strategic acquisitions, and other general corporate requirements;
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

The agreements governing our indebtedness limit our ability to take certain actions. These restrictions may limit our ability to operate our businesses, prohibit or limit our ability to enhance our operations or take advantage of potential business opportunities as they arise, and cause us to take actions that are not favorable to stockholders.

The agreements governing our indebtedness restrict, among other things and subject to certain exceptions, our and our restricted subsidiaries’ ability to incur additional indebtedness, pay dividends or other payments on capital stock, guarantee other obligations, grant liens on assets, make loans, acquisitions, or other investments, transfer or dispose of assets, make optional payments or modify certain debt instruments, engage in transactions with affiliates, amend organizational documents, engage in mergers or consolidations, enter into arrangements that restrict the ability to pay dividends, engage in business activities that are materially different from existing business activities, and change the nature of the business we conduct.

Under our Amended Term Loan, we could be required to make periodic prepayments based on excess cash flow (as defined by the Amended and Restated Term Loan Agreement) thereby limiting the amount of cash flow that can be reinvested in our business. Under our Amended Revolver, if availability goes below a certain threshold, we will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability falls below a certain threshold for a specified number of business days, we could be required to remit our cash funds to a dominion account maintained by the administrative agent to the Amended Revolver, which under certain circumstances could require daily review and approval of operating disbursements by the administrative agent.

Our ability to comply with the covenants and restrictions contained in agreements governing our indebtedness may be affected by economic conditions and by financial, market and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products and services and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing our indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under our Amended and Restated Revolving Credit Agreement or otherwise, may not be able to repay the amounts due under the agreements governing our indebtedness, and may not be able to make cash available by dividend, debt repayment, or otherwise. In addition, if we are unable to pay the amounts due under the Amended Term Loan, our lenders could proceed against the collateral securing the indebtedness under the Amended Term Loan, which consists of substantially all of our assets. Any of the foregoing could have material adverse effects to our financial position, results of operations, or cash flows and could cause us to become bankrupt or insolvent.

We cannot guarantee that our stock repurchase programs will enhance long-term shareholder value. Stock repurchases could also increase the volatility of the trading price of our stock and diminish our cash reserves. In addition, Congress enacted the Inflation Reduction Act in 2022, which, among other provisions, provides for a 1% excise tax on net stock repurchases.

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR, or privately negotiated transactions. In June 2024, we entered into a share repurchase agreement with a stockholder, pursuant to which we repurchased, directly from the stockholder, 2.0 million shares of our Class A Common Stock for an aggregate purchase price of $51.5 million. During the fourth quarter of 2024, we repurchased approximately 1.5 million shares of our Class A Common Stock through open market transactions and paid $35.8 million.

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

On May 17, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR, or privately negotiated transactions. On October 23, 2025, our Board of Directors authorized the repurchase of up to an additional $150.0 million of our outstanding shares of Class A Common Stock under the existing share repurchase program authorized in May 2025. This additional authorization, together with the $100.0 million available under the initial authorization, provides the Company with an aggregate $250.0 million available for repurchases. We did not make any share repurchases under this program during the third quarter of 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

We did not have any purchases of our Class A Common Stock during the three months ended September 30, 2025.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Report.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018
3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	November 9, 2023
10.1	Amended and Restated Revolving Credit Agreement, dated as of October 17, 2025, among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers and guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Collateral Agent, Swingline Lender and Issuing Bank.	8-K	001-37979	10.1	October 17, 2025
10.2	Amendment and Restatement Agreement No. 2, dated as of October 17, 2025, among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers and guarantors party thereto, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.2	October 17, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

VERRA MOBILITY CORPORATION

Date: October 29, 2025	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)