Form 10-K
period 2025-12-31
VERRA MOBILITY Corp
filed 2026-02-24
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price reported on the Nasdaq Capital Market on such date was $4,018,079,851 (158,254,425 shares at a closing price per share of $25.39).

As of February 19, 2026, the registrant had 151,361,959 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with its annual meeting of stockholders to be held May 19, 2026 are incorporated by reference into Part III of this Form 10-K.

VERRA MOBILITY CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2025

Unless the context indicates otherwise, the terms “Verra Mobility,” the “Company,” “we,” “us,” and “our” as used in this Annual Report on Form 10-K (this “Annual Report”) refer to Verra Mobility Corporation, a Delaware corporation, and its consolidated subsidiaries taken as a whole.

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Annual Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”) and other written and oral information we release, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements contained in this Annual Report other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans, products, services, technology offerings, market conditions, growth and trends, expansion plans and opportunities, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “could,” “would,” “project,” “plan,” “potentially,” “preliminary,” “likely,” and similar expressions, and the negative of these expressions, are intended to identify forward-looking statements.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements and you should not place undue reliance on them. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” in this Annual Report and in our other filings with the SEC, which highlight, among other risks:

•
the impact of negative industry and macroeconomic conditions, including the impact of government actions and regulations, such as tariffs, trade protection measures, or a government shutdown, which may materially and adversely affect our business, financial condition, and results of operations;
•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, and risks relating to our contract with the New York City Department of Transportation (“NYCDOT”), which comprises a material portion of our revenue;
•
risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits, and investigations;
•
our ability to properly perform under contracts and otherwise satisfy customers, as well as develop and successfully market new products and technologies in new markets;
•
risks associated with the use of artificial intelligence (“AI”) and related tools;
•
our reliance on specialized third-party providers;
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

PART I

Item 1. Business

Overview

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe, and Canada. Our goal is to make transportation safer, smarter, and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement, and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including commercial fleet owners, such as rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), as well as governments, universities, parking operators, healthcare facilities, transportation hubs, and other violation-issuing authorities.

Segments

Our solutions are offered through three segments: (i) Commercial Services, (ii) Government Solutions, and (iii) Parking Solutions.

Commercial Services

Our Commercial Services segment generated approximately $435.8 million in revenue for 2025, or approximately 45% of our total revenue. Commercial Services provides automated toll and violations management and title and registration solutions to RACs, Direct Fleets, FMCs, and other large fleet owners primarily in North America. Our toll and violations management solutions facilitate timely payment of tolls and violations incurred by our customers’ vehicles, accurate transfer of liability on our customers’ behalf, and billing of, and collections from, individual drivers. We also manage regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet, and FMC customers—to ensure that transponders and corresponding toll transactions are associated with the correct vehicle.

We have long-standing relationships with, among others, the three largest RACs in the United States, Avis Budget Group, Enterprise Mobility, and The Hertz Corporation. We also have relationships with key European RACs and leading FMCs in the United States. Through our established relationships with more than 50 individual tolling authorities throughout the United States, we provide an automated and outsourced administrative solution for our customers while also providing convenience for vehicle drivers and benefits to tolling and issuing authorities. Toll management solutions accounted for approximately 39% of our 2025 total revenues.

Our violations management solution processes violations incurred by the drivers of RAC, Direct Fleet, and FMC vehicles by working with domestic violation-issuing authorities to pay fines on behalf of vehicle owners, for which we are able to bill individual drivers or transfer liability directly to vehicle drivers. Vehicle-issued violations include parking and photo enforcement violations. In Europe, we specialize in the identification, notification, and collection of unpaid traffic, parking, and public transport-related fees, charges, and penalties issued to foreign-registered vehicles and individuals on behalf of issuing authorities in 20 European countries, as of December 31, 2025. Violation management solutions accounted for approximately 4% of our 2025 total revenues.

Our title and registration solutions provide RAC, Direct Fleet, and FMC customers with an integrated, end-to-end solution for managing vehicle title, registration, and annual renewals. We provide automated title and registration solutions by working with individual departments of motor vehicles in 17 states, as of December 31, 2025. Title and registration solutions accounted for approximately 2% of our 2025 total revenues.

Government Solutions

Our Government Solutions segment generated approximately $460.7 million in revenue for 2025, or approximately 47% of our 2025 total revenue. Our Government Solutions segment provides photo enforcement automated safety solutions to states, municipalities, counties, school districts, and law enforcement agencies of all sizes, primarily in the United States, Canada, and Australia. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. Our proprietary technologies are designed to provide government agencies with the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement. We install, maintain, and manage hardware and software automated safety solutions to process event data, apply customer-specific rules, and connect traffic violations to responsible drivers or vehicle owners on behalf of our customers. We also offer an end-to-end solution, in which we automatically send captured events to our customer’s designated enforcement agency, and, once a violation is confirmed, we manage citation mailing, billing, and other administrative tasks on behalf of the customer.

In the United States, we provide government agencies with road safety cameras to detect and process traffic violations for red-light, speed, school bus, and city bus lanes. For many international customers, we design, engineer, and maintain roadside photo enforcement technology, including both hardware and software, which is sold or licensed to government agencies and often maintained with maintenance contracts to support the technology. Service revenue from speed, red-light, school bus cameras, and city bus lane cameras typically have initial terms of three to five years with renewal options and accounted for approximately 42% of our 2025 total revenues. Product sales to customers are not recurring and are dependent on our customers’ needs, and account for approximately 5% of total revenue for 2025.

Parking Solutions

Our Parking Solutions segment generated approximately $82.6 million in revenue for 2025, or approximately 8% of our 2025 total revenue. Parking Solutions provides end-to-end commercial parking management solutions to approximately 1,775 customers in the university, municipal, healthcare, and commercial operator markets, as of December 31, 2025. Our proprietary software, transaction processing, and hardware technologies provide customers with solutions to manage and monetize parking and enforcement operations. In 2025, we processed approximately 180 million transactions using our various parking solutions systems, including parking access and revenue control (“PARC”), single- and multi-space pay stations, integrated physical and mobile payments, back-office parking rate management, permit issuance and management, online citation payment, event parking, and back-office management of violations.

Markets and Competition

The primary sectors in which we operate are automated safety, tolling, commercial fleet management, and parking. We face competition in each of the sectors in which we operate, but there is no single company that provides a similarly broad suite of solutions and competes across all of our business segments. However, the markets for our solutions are increasingly competitive, rapidly evolving, and fragmented, and are subject to changing technology, shifting customer needs, contract renewals, and new laws and policies. A number of sector participants develop and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. The rapid rate of technological change in our industry could increase the likelihood that we will face competition from new products or services designed by companies with whom we do not currently compete. This includes advancements in self-driving cars, which may significantly reduce the frequency of vehicles illegally running red lights, exceeding posted speed limits, or committing other violations. Moreover, we face competition from our own customers as they may choose to invest in developing internal solutions.

In our Commercial Services segment, we face competition from our own customers, who may choose to invest in internal solutions, and vendors offering or seeking to offer new technologies or financial models. In our Government Solutions segment, we face competition with respect to certain automated safety solutions from other vendors in red-light, speed, school bus, and bus lane photo enforcement. In Parking Solutions, we face competition from a variety of competitors.

Seasonality

Our Commercial Services business segment experiences seasonal fluctuations in usage and revenue. Historically, Commercial Services sees higher volumes in the second and third quarters of each fiscal year, driven by increases in travel demand during the summer driving season. Additionally, seasonal fluctuations can be influenced by travel trends, weather conditions, economic conditions, and shifts in consumer preferences. Seasonality has not historically resulted in material fluctuations in our overall financial performance.

Technology

We deliver our services through a combination of software and hardware. Our business unit teams have expertise in hardware, software, and firmware development and testing, database design and data analytics, and product and project management. In addition, we engage external contractors to supplement our team in software and firmware development, digital design, test development, and product-level testing. Generally, our research and development efforts are focused on expanding the capabilities of our products, differentiating our offerings, simplifying implementation, support and utilization of our solutions, reducing the cost of our solutions, increasing the reliability of our solutions, expanding the functionality of our solutions to meet customer and market requirements, applying new advances in technology to enhance existing solutions, and building further competitive advantages through our intellectual property portfolio. We increasingly apply AI to enhance and support certain aspects of our offerings and business processes. Given the evolving and complex nature of AI, its use involves inherent operational and legal risks. For more details, refer to Item 1A, “Risk Factors” including “Risks related to the development, deployment, and use of AI, together with an evolving and uncertain regulatory environment, may increase costs, create liability, and adversely affect our business, financial condition, results of operations, and reputation.” See also Item 1C, “Cybersecurity,” for our risk management and governance disclosures.

Intellectual Property

We rely on a combination of patents, trademarks, trade secrets, copyrights, and confidentiality agreements to protect our intellectual property. We take steps to protect new intellectual property to safeguard our ongoing technological innovations and strengthen our brand and believe we take appropriate action against infringement or misappropriation of our intellectual property rights by others. We regularly review third-party intellectual property rights to help avoid infringement and to identify strategic opportunities.

Our general policy is to seek patent protection for our inventions likely to be incorporated into our products and services or where obtaining such proprietary rights will improve our competitive position. As of December 31, 2025, we owned approximately 78 U.S.-issued and foreign-issued patents and pending patent applications, including patents and rights to patent applications acquired through strategic transactions, relating to various aspects of our products and technology. Our patent portfolio evolves as new patents are awarded to us and as older patents expire. Patents generally expire 20 years after their priority filing date. While we believe that our portfolio of patents and applications has value, generally no single patent is essential to our business or any individual segment. In addition, our proprietary rights could be challenged, invalidated, circumvented, or may not provide significant competitive advantages.

Our business relies on a combination of internally developed and externally licensed software, as well as internally-developed, externally-sourced, and co-developed hardware, to operate our systems and deliver our services. We claim copyright on all internally-developed software. We generally rely on common law protection for our copyrighted works. In addition, we rely on maintaining the confidentiality of our source code to protect our competitive position. With respect to externally-sourced software and hardware, we rely on contractual arrangements to maintain continued access for business use. From time to time, these agreements may expire or be subject to renegotiation.

We have approximately 205 registrations and pending applications in the United States and foreign jurisdictions for trademarks and service marks as of December 31, 2025, reflecting our many products and services. These registrations and applications include our historic and acquired brands, as well as the “Verra Mobility” house mark. These marks may have a perpetual life, subject to periodic renewal and may be subject to cancellation or invalidation based on certain use requirements and third-party challenges, or on other grounds. We vigorously enforce and protect our marks.

Government Regulation

We are subject to various local, state, and national laws, regulations, and administrative practices regulating matters such as photo enforcement, data privacy, consumer protection, procurement, licensing requirements, anti-corruption, equal employment, minimum wages, workplace health and safety, and human rights and the environment, among others. Our operations are subject to regulation by various U.S. federal and state agencies, including but not limited to the U.S. Department of Transportation (“USDOT”), the Federal Trade Commission (“FTC”), the Federal Communications Commission, the Consumer Product Safety Commission, the Consumer Financial Protection Bureau, and the Environmental Protection Agency, as well as the various state agencies that regulate similar areas. We are also subject to laws, regulations, and administrative practices addressing many of these same matters in the European Union (the “E.U.”), the United Kingdom, Australia, Canada, and New Zealand, including those specifically relating to access to and use of information obtained from vehicle licensing authorities, traffic enforcement and collections, and financial and banking regulations.

Privacy and Data Security

As part of our business, we collect, receive, process, use, transmit, disclose, and retain information relating to identifiable individuals (“personal information”) and, therefore, are subject to various laws protecting privacy and security of personal information, including but not limited to the U.S. Driver Privacy Protection Act, the General Data Protection Regulation (the “GDPR”) in the E.U., the Data Protection Act of 2018 and the GDPR in the United Kingdom, the Canadian Personal Information Protection and Electronic Documents Act, the Australia Privacy Act of 1988, New Zealand’s Privacy Act of 2020, the California Consumer Privacy Act (the “CCPA”), and other national and state privacy laws. We are also subject to similar restrictions and audit requirements pursuant to our contracts with the organizations from which we gain access to personal information, such as departments of motor vehicles and the National Law Enforcement Telecommunications System. Privacy and data security laws and regulations continue to evolve, are subject to differing interpretations, and may be inconsistent among countries and state and local jurisdictions or conflict with other rules.

As we expand our operations in foreign jurisdictions, or as U.S. federal or state laws change, our liability exposure and the complexity and cost of compliance with data and privacy requirements may increase. In addition, laws and practices regarding handling and use of personal and other information by companies have also come under increased public scrutiny, and government authorities, consumer agencies, and advocacy groups have called for increased regulation, enforcement, and changes in industry practices.

Photo Enforcement

Automated photo enforcement programs in the United States are typically regulated at the state and local level, under either state enabling legislation or under home rule authority established under the relevant state constitution. Where enabling legislation is not required, local ordinances impose further restrictions within a given jurisdiction.

In connection with the installation of photo enforcement systems, we or our customers obtain permits from various permitting authorities as necessary. As a government contractor providing photo enforcement services directly or through subcontractors in various locations throughout the United States and internationally, we are at times required to obtain licenses regarding general contracting, performance of engineering services, performance of electrical work, performance of private investigative work, and processing license plate and related personal information. We periodically receive inquiries from regulatory authorities regarding our compliance with applicable state, local, and foreign laws and regulations. In addition, our foreign photo enforcement programs are subject to regulation in the various countries in which we operate.

Tolling

We are also subject to state and local regulations with respect to tolling. Over the past several years, bills have been introduced in multiple states to limit whether and how much RACs may charge their customers for the use of toll transponders, to limit the administrative penalties and fees that may be assessed for toll processing, and/or to impose additional disclosure requirements on RACs with respect to tolling or violation processing fees. In addition, there has been an increased interest in, and greater focus on, RAC tolling programs by state attorneys general from a consumer protection perspective.

Government Contracting

Our Government Solutions customers are typically government agencies, and our operations within this segment are therefore subject to various laws and regulations pertaining to procurement, gifts and entertainment, payments of commissions and contingency fees, conflicts of interest, licensing and permitting requirements, and other matters. These laws are overseen by different government agencies depending on the jurisdiction, including departments of procurement services, contracting offices, and offices of inspectors general.

To successfully navigate this complex statutory and regulatory landscape, we have a dedicated government relations team that works with national, state, and local policymakers, often with the help of lobbyists and consultants, to track and help support favorable photo-enforcement safety and toll-related legislative outcomes. Through this network, we have a presence in most states in which our Government Solutions and Commercial Services segments do business. These lobbying activities are subject to state and local regulations and registration requirements.

We believe we are in substantial compliance with the laws and regulations that regulate our business. There are, however, significant uncertainties involving the application of various legal requirements, the violation of which could result in, among other things, fines, penalties, revocation of permits or licenses, cessation of operations in a given jurisdiction, and other adverse consequences. See Item 1A, “Risk Factors,” for a discussion of our regulatory risks.

Human Capital Management

Our employees are critical to our success as a leading provider of smart mobility solutions. Our continued ability to deliver high-quality solutions and compete in a dynamic market depends, in part, on attracting, retaining, and developing talented individuals at all levels of our organization.

As of December 31, 2025, we had 1,901 employees, comprised of 1,888 full-time employees and 13 part-time employees. Of our full-time employees, 1,286 were located in the United States and 602 were located internationally. None of our employees are represented by a labor union or covered by a collective bargaining agreement, except for our 43 employees in Staten Island, New York. We believe our relations with our employees are good, and we have not experienced a strike or other significant work stoppage.

Talent Acquisition and Development

Our success depends, in part, on our ability to attract, retain, and develop a diverse group of talented individuals with the knowledge and skills necessary to support our business objectives and strategic goals. We have implemented purposeful hiring strategies that include internal mobility and promotion opportunities and an employee referral program to support workplace growth and retention. We have a multifaceted talent development framework that includes functional training, management training, and targeted development programs. We also develop our employees through an annual performance review and assessment process that incorporates a dual-performance rating system and provides each employee with concrete, actionable feedback to support professional development and performance improvement.

Compensation and Benefits

Our compensation programs are designed to align the compensation of our employees with the performance of the Company and the individual employee, and to provide a compensation package that will attract, retain, motivate, and reward employees to achieve superior results. The structure of our compensation programs balances incentives for both short-term and long-term performance. In addition to cash compensation, we offer employees benefits such as health insurance, health savings accounts, flexible spending accounts, life insurance, accident insurance, paid time off, paid parental leave, and a company-sponsored 401(k) plan, and related benefits for non-U.S. employees. For key leadership positions, we also provide compensation packages that include annual incentive bonuses and long-term equity awards.

Employee Engagement

We seek employees who collaborate and value differences, think and act globally, foster an engaging climate, and recognize and develop others. We survey employees to gather insight, feedback, and data about employee engagement, workplace experience, and manager effectiveness. Survey results inform and support corporate, business unit, department, and team action plans, with the goal of enhancing workplace satisfaction and overall employee well-being and effectiveness.

Corporate Information

Our principal executive office is located at 1150 North Alma School Road, Mesa, Arizona 85201. Our telephone number is (480) 443-7000. Our website address is www.verramobility.com. The information on, or accessible through, our website does not constitute part of, and is not incorporated into, this Annual Report.

The trade names, trademarks, and service marks appearing in this Annual Report include registered marks and marks in which we claim common law rights, such as “Verra Mobility” and the Verra Mobility logo, all of which are our intellectual property. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks, or service marks to imply a relationship with, or endorsement or sponsorship of us, by these companies. We have omitted the ® and ™ designations, as applicable, for the trademarks used in this Annual Report.

We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after those reports are electronically filed with or furnished to the SEC. We also make available through our website other reports filed with or furnished to the SEC under the Exchange Act, including our proxy statements and reports filed by officers and directors under Section 16(a) of the Exchange Act. You may access these filings by visiting “SEC Filings” under the “Financial Information” section of the “Investors” portion of our website. In addition, the SEC maintains a website that contains reports, proxy and information statements, and other information for issuers, such as us, that file electronically with the SEC at https://www.sec.gov.

We use our investor relations website, ir.verramobility.com, as a channel of distribution of material information to our investors and for complying with disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following our press releases, SEC filings, public conference calls, webcasts, and social media. In addition, you may enroll to automatically receive e-mail alerts and other information about our Company by visiting “Email Alerts” under the “Investor Resources” section of the “Investors” portion of our website.

The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing. Further, references to website URLs are intended to be inactive textual references only.

Item 1A. Risk Factors

Risk Factor Summary

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Annual Report, you should carefully consider the following factors, which could materially affect our business, financial condition, and results of operations in future periods. The risks described below are not the only risks we face. Additional risks not currently known to us may adversely affect our business, financial condition, or results of operations in future periods.

Risks Related to Our Customers, Industry, Competition, and Vendors

•
Negative industry and macroeconomic conditions, including the impact of government actions and regulations, such as tariffs, trade protection measures, or a government shutdown, may materially and adversely impact our business, financial condition, and results of operations.
•
Our Commercial Services and Government Solutions segments have several large customers, including NYCDOT, that account for a significant portion of our revenue, and a reduction in demand, materially different terms or pricing in new or amended agreements, or loss of one or more of such customers could have a material adverse effect on our business.
•
Our contract with NYCDOT, which comprises a material portion of our revenue, expired on December 31, 2025, and we entered into a new contract, effective January 1, 2026. The terms of the new contract are materially different than our prior contract with NYCDOT, including service level agreements, service credits, liquidated damages, cybersecurity, and subcontracting requirements. If we do not successfully perform pursuant to the contract terms, this could have a material adverse effect on our business, financial condition, and results of operations.
•
Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, funds appropriation requirements, audits, and investigations, any of which could have a material adverse effect on our business.
•
Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, third-party tolling and violations processing, or our ability to charge service or other fees to customers for services provided, could have a material adverse effect on our business.
•
Our use of AI, including risks related to its design, development, deployment, and use, as well as regulatory uncertainty, data privacy and cybersecurity risks, and reliance on third-party providers, could have a material adverse effect on our business.
•
Our reliance on specialized third-party providers could have a material adverse effect on our business.

Risks Related to Our Acquisitions

•
Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

Risks Related to Data Privacy and Cybersecurity

•
A failure in or compromise of our networks or systems, including as a result of cyber-attacks, could have a material adverse effect on our business.

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

Risks Related to Our Class A Common Stock

•
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

Risks Related to Our Customers, Industry, Competition, and Vendors

Negative industry and macroeconomic conditions, including the impact of government actions and regulations on our customers or us, may materially and adversely impact our business, results of operations, and financial condition.

We provide smart mobility technology solutions to customers in our Commercial Services, Government Solutions, and Parking Solutions business segments. Accordingly, the demand for our products in the past has been, and in the future may be, impacted by industry and macroeconomic trends and conditions impacting our customers, including seasonality, demand for business and leisure travel, changes to or disruptions in governmental budgeting, reductions in the level of air travel, higher airfare costs, energy shortages, and cost increases, international, national, and local economic conditions and cycles, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters, epidemic diseases, or government shutdowns. For example, our Commercial Services segment may be impacted by travel demand and extreme weather events which may affect overall travel demand in the United States. Our Government Solutions segment may be impacted to the extent our customers experience a reduction in political acceptance of, or additional government restrictions on, automated safety programs. Our Parking Solutions segment may be impacted to the extent our customers see an increase in usage of public transportation, rideshare, or autonomous taxi services, all of which may cause a decrease in parking usage. Furthermore, uncertain economic conditions may make it more difficult for us to raise funds through borrowings or private or public sales of debt or equity securities. We cannot predict the timing, strength, or duration of any economic slowdown, instability, or recovery, generally or within any particular industry.

Government actions and regulations, such as tariffs and trade protection measures, may negatively impact our business. To minimize tariff impact, we have, at times, shifted manufacturing and final assembly locations and our sourcing teams prioritize domestic alternatives when feasible. Future changes to United States tariff policy, including the expansion of existing tariffs, elimination of exclusion programs, retaliatory measures by foreign governments, or changes to preferential trade programs, could further increase our costs, and could have an adverse impact on our results of operations. Because many tariff actions may be implemented with limited advance notice, our ability to mitigate the impact of such actions may be constrained.

In addition, consumer spending and activities may be materially adversely affected in response to financial market volatility, negative financial news, changes to or disruptions in governmental budgeting processes or amounts, conditions in the real estate and mortgage markets, declines in income or asset values, energy prices, labor and healthcare costs, and other economic factors, all of which may have a negative effect on our business and results of operations. Additionally, uncertainty about, or a decline in, global or regional economic conditions, may have a significant impact on our suppliers, manufacturers, logistics providers, distributors, and other partners. Potential effects on our suppliers and partners include financial instability, inability to obtain credit to finance operations, and insolvency.

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

Our Commercial Services and Government Solutions segments have several large customers, including NYCDOT, that account for a significant portion of our revenue, and a reduction in demand, materially different terms or pricing in new or amended agreements, or loss of one or more of such customers could have a material adverse effect on our business.

Our business experiences varying levels of customer concentration. For example, in our Government Solutions segment, NYCDOT represented approximately 17.9% and 15.8% of our total revenues for the years ended December 31, 2025 and 2024, respectively. Our contract with NYCDOT expired on December 31, 2025, and we entered into a new contract with NYCDOT, effective January 1, 2026, to manage New York City’s automated enforcement camera safety programs for a five-year period. The terms of the new contract are materially different than our prior contract with NYCDOT, including service level agreements, service credits, liquidated damages, cybersecurity, and subcontracting requirements. If we do not successfully perform the contract pursuant to its terms, it could have a material adverse effect on our business, financial condition, and results of operations. We may continue to rely on a small number of customers in our Government Solutions segment to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition, and results of operations.

We also experience customer concentration in our Commercial Services segment. Three of our Commercial Services customers collectively accounted for 34.8% and 36.0% of our total revenues for the years ended December 31, 2025 and 2024, respectively. If any of these customers were to reduce their demand, their demand fluctuates, or one or more of these customers terminates or fails to renew their agreements with us, or the renewal agreement has materially different terms or pricing than the existing agreement, it would have a material adverse impact on our business and results of operations.

Our government contracts are subject to unique risks and uncertainties, including termination rights, delays in payment, funds appropriation requirements, audits, and investigations, any of which could have a material adverse effect on our business.

We enter into government contracts from time to time with customers that are subject to various uncertainties, restrictions, and regulations, which could result in withholding or delay of payments to us. For example, as of December 31, 2025, NYCDOT had an open receivable balance of $72.9 million, which represented 31.1% of our total accounts receivable, net.

Government entities typically finance projects through appropriated funds. While these projects are often planned and executed as multi-year initiatives, government entities usually reserve the right to change the scope of, delay, or terminate such projects due to a lack or reduction of approved funding, including as a result of reductions in federal funding that may impact the availability or timing of appropriated funds, or for convenience. Furthermore, we may be required to perform work under expired or terminated government contracts and may be restricted from recognizing revenue from such contracts. Changes in government or political developments, including administrative hurdles, constitutional challenges, budget deficits, shortfalls or uncertainties, government spending reductions, or other debt or funding constraints, could result in our government contracts being reduced in price or scope or terminated altogether, as well as limit our ability to win new government work in the future. For example, in November 2025, the province of Ontario, Canada enacted legislation banning automated speed enforcement cameras, which led to our Company exiting the province.

Moreover, if a government customer does not follow the requisite procurement or ordinance-specific administrative procedures, the contract may be subject to protest or voidable regardless of whether we bear any responsibility for the error. Our government contracts are subject to underlying laws and regulations related to government contractors, and often include other one-sided, customer-friendly provisions and certifications, including termination for convenience, broad indemnification provisions, and uncapped exposure or liquidated damages for certain liabilities, which can impose obligations, requirements, and liabilities on us that are beyond those associated with a typical commercial arrangement. We may also be subject to differing or contrary policy preferences or requirements among our government customers which could result in a loss of government customers if we are unable to satisfy such potential differing requirements or preferences to the satisfaction of such customers.

In addition, government contracts are generally subject to audits and investigations by government agencies or higher-tier government contractors. If improper or illegal activities or contractual non-compliance are identified, including improper billing or vendor non-compliance, we may be subject to various civil and criminal penalties and administrative sanctions, which could include termination, forfeiture of profits, suspension of payments, fines, penalties, sanctions, and suspension or debarment from doing business with government entities in the future. This includes penalties under the federal False Claims Act or similar state laws, for reasons such as, but not limited to, inaccurate billing, improper coding, or the actions of third parties acting on our behalf. For example, in 2020, after we discovered issues in our system installation practices under our agreement with NYCDOT, NYCDOT investigated the matter and we undertook significant efforts to remediate past installations. If penalties or other restrictions are imposed in one jurisdiction, they could implicate similar provisions in contracts with other government customers. Furthermore, negative publicity related to these penalties, sanctions, or findings could harm our reputation and hinder our ability to compete for new contracts with government customers and in the private sector. Any of the foregoing or any other reduction in revenue from government customers could have a material adverse effect on our business, financial condition, and results of operations.

Any decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, the use of third-party tolling service providers, or the ability to charge service or other fees to customers for services provided, could have a material adverse effect on our business.

Our Government Solutions segment provides automated safety solutions to national, state, and local government agencies, generating revenues through automated photo enforcement of red-light, speed limit, school bus, and bus lane laws. From time to time, we make significant capital and other investments to attract and retain customers, including investments in information technology equipment, the construction and installation of photo enforcement systems, and the development and implementation of software and labor resources. In 2025, revenues from this segment represented approximately 47% of our total revenues. Accordingly, our business depends on national, state, and local governments authorizing the use of automated photo enforcement and not materially restricting its use. In states that have enabling legislation, if that legislation is amended, not renewed, or is otherwise repealed, use of automated enforcement technology can be suspended until new legislation is passed. For example, in November 2025, the province of Ontario, Canada enacted legislation banning automated speed enforcement cameras, which led to our Company exiting the province.

Ballot initiatives, referendums, opinions of attorneys general, and legal challenges can also be used to restrict the use of automated enforcement or to impose additional licensing requirements on its use. For example, the Attorneys General in the states of Arizona, Tennessee, and Virginia have issued opinions that had the effect of limiting the use of these enforcement technologies or impacting the manner in which photo enforcement programs operate. Usage may also be affected if there is an unfavorable shift in political support for, or public sentiment toward, automated enforcement, or as a result of one or more scandals related to its use.

Similarly, our Commercial Services business could be materially adversely affected by an unfavorable shift in political support for, or public sentiment toward, tolling, or by material restrictions or limitations on its use, including through the imposition of limits on the fees RACs may charge customers for tolling or violation processing services. Any material restriction or limitation on the use of automated enforcement or material reduction in its use in the markets we serve, or any similar changes with respect to tolling, could have a material adverse effect on our ability to recoup our investments, and negatively impact our business, financial condition, and results of operations. Further, our relationships and commercial account agreements with tolling authorities, issuing authorities, motor vehicle departments, and other governmental agencies significantly enhances and enables our service offerings, and changes in those relationships or agreements could significantly adversely impact our business.

We face intense competition and any failure to keep up with technological developments, changing customer preferences, and new laws and policies could have a material adverse effect on our business.

The markets for our solutions are increasingly competitive, rapidly evolving, and fragmented, and are subject to changing technology, shifting customer needs, contract renewals, and new laws and policies. A number of vendors develop and market products and services that compete to varying extents with our offerings, and we expect this competition to intensify. The rapid rate of technological change in our industry could increase the chances that we will face competition from new products or services designed by companies with whom we do not currently compete. This includes advancements in the area of self-driving vehicles, which may significantly reduce the frequency of vehicles illegally running red lights, exceeding posted speed limits, or requiring parking, as well as AI-enabled tools, which may allow for new or more efficient competing solutions. Moreover, we face competition from our own customers as they may choose to invest in developing their own internal solutions.

Some of our existing competitors and potential new competitors have longer operating histories, greater name recognition, less debt, more established customer bases, or significantly greater financial, technical, research, and development, marketing, and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies (including AI), standards, or customer requirements. In some cases, our competitors may be better positioned to initiate or withstand substantial price competition, and we may have to reduce our pricing to retain existing business or obtain new business. If we are not able to maintain favorable pricing for our solutions, our profit margin and profitability could suffer. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solution without set-up support services or other incentives. Certain existing and new competitors may be better positioned to acquire competitive solutions, develop new solutions, modify existing solutions, effectively negotiate third-party licenses and other strategic relationships, and take advantage of acquisitions or other similar expansion opportunities. Any failure to achieve our target pricing levels, maintain existing customer relationships, generate additional customer wins, or otherwise successfully compete would have a material adverse effect on our business, financial condition, and results of operations.

Our new products and services, and changes to existing products and services, may not succeed.

Our ability to retain, expand, and engage our customer base and to increase revenue depends, in large part, on our ability to continue evolving our existing solutions and developing successful new solutions. We may introduce significant changes to our existing solutions or acquire, develop, or introduce new and unproven products and services, including through the use of emerging technologies, such as AI, or by entering markets or industries in which we have limited experience. For example, as Government Solutions customers increase requirements related to data security, privacy, and IT architecture, we have invested significant effort and expense to develop new solutions to meet these evolving requirements, and such efforts may not be successful. Modifications to existing solutions or the development of new solutions can be costly, may be subject to regulatory requirements, and require significant research and development, time, expense, and human capital, and may not result in successful commercialization or customer adoption. The failure of any new or enhanced solution to achieve customer adoption, or our failure to otherwise successfully monetize our development efforts, could have a material adverse effect on our business, financial condition, and results of operations. Further, changes to the hardware solutions we offer to our government customers may require certification by a government agency, and failure to achieve such certification may result in an inability to sell or operate photo enforcement systems in a particular jurisdiction. Any failure to evolve existing solutions or create new successful solutions could have a material adverse effect on our business, financial condition, and results of operations.

Risks related to the development, deployment, and use of AI, together with an evolving and uncertain regulatory environment, may increase costs, create liability, and adversely affect our business, financial condition, results of operations, and reputation.

Our products, services, and business operations increasingly incorporate AI, and we continue to invest in the expansion of our AI capabilities, including through enhancements to existing, and development of new, AI-enabled features and functionality. AI technologies are complex, rapidly evolving, and may require significant ongoing investment to develop, maintain, and deploy effectively. There can be no assurance that our AI initiatives will improve our offerings, efficiency, or profitability. Our use of AI systems may result in delays, increased costs, technical failures, defects, bugs, vulnerabilities, governmental or regulatory scrutiny, litigation, confidentiality or cybersecurity risks, privacy concerns, ethical challenges, inaccurate, incomplete, misleading, biased, or otherwise flawed outputs, operational risks, or other challenges that could impair market acceptance, require remediation, or harm our reputation and financial results. Furthermore, our competitors or other third parties may incorporate AI into their products, offerings, and solutions more quickly or more successfully than we do, which could impair our ability to compete effectively.

We may rely on third parties for AI-related components, models, or infrastructure. We may have limited control over these parties’ practices, security, reliability, or compliance practices. If we, our vendors, or our third-party partners experience an actual or perceived cybersecurity incident because of the use of AI, we may lose valuable intellectual property, personal data, and confidential information. Any of these outcomes could damage our reputation, subject us to legal liability, result in the loss of valuable property and information, and adversely impact our business.

The use of AI tools by our workforce, whether authorized or unauthorized, may increase risks related to data protection, cybersecurity, disclosure of confidential information, and the misuse of our or third-party intellectual property, including customer data. Although we implement measures designed to help govern use of AI by our workforce, AI tools may present risks of third-party intellectual property claims, unauthorized access to or use of proprietary information, or failure to comply with applicable open-source software requirements.

Governments and regulatory bodies, including in the United States and Europe, are taking an increasingly active role in addressing developments in AI, including through the issuance of risk-mitigation action plans and the introduction of legislation to oversee the use of AI. New or evolving AI regulations may limit or restrict how we use AI in our products and services and may require us to expend additional resources to tailor our offerings across jurisdictions with differing regulatory requirements. Compliance with global AI-related laws and regulations may increase our costs, require significant management and employee time, change our business practices, or cause us to not leverage certain AI technologies. Any actual or perceived failure to comply, or to satisfy other actual or asserted AI-specific or related obligations, could result in audits, investigations, enforcement actions, and significant fines or penalties, as well as claims or litigation, reputational harm, reduced demand for our products and services, and increased liabilities, any of which could adversely affect our business or financial results.

We regularly pursue contracts and contract renewals that require competitive bidding, which can involve substantial costs and could have a material adverse effect on our business.

Many of the contracts and renewals for which we bid, particularly those for certain larger government customers, are extremely complex and require the investment of significant resources in order to prepare accurate bids and proposals. Further, a significant percentage of new customer growth opportunities and contract renewals or extensions in our business segments are only accessible through competitive bidding. Competitive bidding involves substantial costs and risks, including significant time and effort and the commitment of resources, regardless of whether a contract is ultimately awarded. For example, we invested significant time and resources to prepare our response for the competitive procurement for the new NYCDOT automated enforcement program contract. We may also be unable to meet the requirements of a solicitation or may have to incur substantial costs to be able to do so. These and other unanticipated costs related to the competitive bidding process, including advancing or defending bid protests, and any failure to win renewals or new customer accounts through the competitive bidding process, could have a material adverse effect on our business, financial condition, and results of operations.

Our reliance on third-party providers, including for access to government records of vehicle information, could have a material adverse effect on our business.

We rely significantly on third-party providers, including subcontractors, manufacturers, software vendors, software application developers, and utility and network providers, to meet their obligations to us in a timely and reliable manner. For example, we rely on third parties to provide data sourced from state departments of motor vehicles (and their European equivalents) and other governmental agencies with which we do not have direct relationships for driver and other information we use in our business. Our access to such governmental data may be suspended, restricted, or terminated at any time, including as a result of changes in law or policy, contractual or licensing disputes, data-sharing moratoria, privacy or security concerns, system outages, or discretionary decisions by those agencies or their data service intermediaries. Any reduction, interruption, or loss of access to this data, or increase in prices for access to this data could materially and adversely affect our ability to offer our solutions and meet customer expectations and contractual commitments. Our Government Solutions business also relies on a number of third-party manufacturers, including camera manufacturers and automated license plate recognition providers, and outsources some engineering, construction, maintenance, printing and mailing, call center, image review, and event processing work. Further, if one or more tolling authorities cancels our accounts, or stops providing transponders, and we are unable to obtain transponders through other sources, our Commercial Services business would be affected. Our Parking Solutions business also relies on a number of domestic and foreign third-party manufacturers in the production of our pay station, Parking Access and Revenue Control (PARCS) and parking enforcement hardware solutions, and our inability to access third-party providers could have a material adverse effect on our business.

We also outsource a meaningful percentage of our software development work to third parties. Some of our agreements with these third parties include termination rights, allowing the third party to terminate the arrangement in certain circumstances. For example, the agreements with our third-party payment processors give them the right to terminate the relationship if we fail to keep credit card chargeback and retrieval rates below certain thresholds. If any of our third-party providers are unable or unwilling to meet their obligations to us, fail to satisfy our expectations or those of our customers, including those imposed through flow-down provisions in prime contracts, or if they terminate or refuse to renew their relationships with us on substantially similar terms, we may be unable to find adequate replacements within a reasonable time frame, on favorable commercial terms or at all, and our business, financial condition, and results of operations could be materially and adversely affected.

While we perform some due diligence on these third parties and take measures to ensure that they comply with applicable laws and regulations, we do not have an extensive screening or review process and ultimately cannot guarantee our third-party providers will comply with applicable laws, the terms of their agreements, or flow-down requirements from our customers. Misconduct or performance deficiencies by any of our third-party providers may be perceived as misconduct or poor performance by us, cause us to fall short of our contractual obligations, or harm our reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on communications networks and information systems and any interruption could have a material adverse effect on our business.

We rely heavily on the satisfactory performance and availability of our information technology infrastructure and systems, including our websites and network infrastructure, to conduct our business. We rely on third-party communications services and system providers to provide technology services and link our systems with our customers’ networks and systems, including a reliable network backbone with the necessary speed, data capacity, and security. We also rely on third-party vendors, including data center, bandwidth, and telecommunications equipment providers. A failure or interruption that results in the unavailability of any of our information systems or a major disruption of communications between a system and the customers we serve could disrupt the effective operation of our solutions and otherwise adversely impact our ability to manage our business effectively. We may experience system and service interruptions or disruptions for a variety of reasons, including as a result of network failures, power outages, cyber-attacks, employee errors, software errors, an unusually high volume of transactions, or localized conditions such as fire, explosions, or power outages, or broader geographic events such as earthquakes, storms, floods, epidemics, strikes, acts of war, civil unrest, or terrorist acts. We have taken steps to mitigate our exposure to certain service disruptions by investing in redundant or blended circuits, although the redundant or blended circuits may also suffer disruption. Because we are dependent in part on independent third parties for the implementation and maintenance of certain aspects of our systems and because some causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all. Any interruption, delay, or failure of these services and systems could disrupt our operations, adversely affect our customers, harm our reputation, and cause us to miss or delay contractual obligations. These impacts could also result in litigation, reduced use and acceptance of our solutions, data loss, and significant costs and remediation efforts, any of which could materially adversely affect our business, financial condition, and results of operations.

Our failure to properly perform under our contracts or otherwise satisfy our customers could have a material adverse effect on our business.

Our business model depends, in large part, on our ability to retain existing work and attract new work from existing customers. If a customer is dissatisfied with our products, services, or solutions, or with the timeliness or quality of our work, we may incur additional costs to address the issue, experience payment delays, suffer reduced contract profitability, or incur reputational harm that could impair our ability to win new business. Failure to properly transition new customers to our systems or existing customers to different systems, accurately budget transition costs, or estimate contract costs could result in delays and customer dissatisfaction. In addition, many of our contracts may be terminated by the customer upon specified advance notice without cause. Any failure to properly perform under our contracts or meet our customers’ expectations could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Acquisitions

Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business.

We have grown in large part as a result of our acquisitions, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Competition laws or foreign investment controls may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective or completed acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows, or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition, and results of operations.

The inability to successfully integrate our recent or future acquisitions could have a material adverse effect on our business.

We have integrated, and may in the future integrate, certain acquired businesses into our existing operations, which requires significant time and exposes us to significant risks and additional costs. Further, we may have difficulty integrating the operations, systems, controls, procedures, or products of such acquired businesses and may not be able to do so in a timely, efficient, and cost-effective manner. These difficulties could include but are not limited to:

•
combining management teams, strategies, and philosophies;
•
merging or linking different accounting and financial reporting systems and systems of internal controls;
•
assimilating personnel, human resources, and other administrative departments, and potentially contrasting corporate cultures;
•
merging computer, technology, and other information networks and systems;
•
disrupting our relationship with or losing key customers, suppliers, or personnel; and
•
interference with, or loss of momentum in, our ongoing business or that of the acquired business.

Any integration-related issues could cause significant disruption to our business, divert the attention of management, and lead to substantial additional costs and delays. For example, between February 2022 and April 2022, our Audit Committee devoted significant time and resources into an accounting investigation of Redflex Holdings Limited, an acquired subsidiary, and we were unable to timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our inability to successfully integrate acquired businesses could have a material adverse effect on our business, financial condition, and results of operations.

Any failure to realize the anticipated benefits of an acquisition, including unanticipated expenses and liabilities related to acquisitions, could have a material adverse effect on our business.

We pursue each acquisition with the expectation that the transaction will result in various benefits, including growth opportunities and synergies from increased efficiencies. However, we may not realize some or all of the anticipated benefits of our acquisitions within our anticipated timeframes or at all. Furthermore, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. Acquisitions also expose us to significant risks and costs, and business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities, the impairment of customer relationships, acquired assets, or goodwill, or exposure to oversight, operational, and business control risks associated with a newly acquired business. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets, or geographies in which we operate due to our limited exposure to and experience in a given industry, market, or region. Significant acquisitions may also require us to incur additional debt to finance the transactions, which could limit our flexibility in using our cash flow from operations for other purposes. Acquisitions often involve post-transaction disputes with the counterparty regarding a number of matters, including disagreements over the amount of a purchase price or other working capital adjustment or disputes regarding whether certain liabilities are covered by the indemnification provisions of the transaction agreement. We may underestimate the level of certain costs or the exposure we may face as a result of acquired liabilities. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction, or we encounter other unexpected transaction-related costs and liabilities, our business, financial condition, and results of operations could be materially and adversely affected.

Our goodwill has been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We perform a goodwill impairment test for each reporting unit annually, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price, and/or market capitalization for a sustained period of time. In addition, we assess the current and future economic outlook for our reporting units during the fiscal year. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in one or more reporting units. We recorded a $97.1 million impairment to goodwill in our Parking Solutions segment during fiscal year 2024 in connection with our assessment that the Parking Solutions reporting unit’s carrying value exceeded the estimated fair value and we cannot predict if or when additional future goodwill impairments may occur. Any future goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, for additional information.

Risks Related to Data Privacy and Cybersecurity

A failure in or compromise of our networks or systems, including as a result of cyber-attacks, could have a material adverse effect on our business.

We act as a trusted business partner in both front office and back-office platforms, interacting with our customers and other third parties. Our customers include large, multinational corporations and government agencies that rely on our operational efficiency and the uninterrupted, accurate, and secure delivery of our services and information. We receive, process, transmit, and store substantial volumes of information relating to identifiable individuals, in our capacity as a back-end and direct-to-consumer service provider and as an employer, and we also receive, process, and facilitate financial transactions, including the disbursement of funds, which requires the handling of debit and credit card information. We also rely upon third-party providers such as subcontractors, software vendors, utility providers, and network providers to offer our products, services, and solutions. As a result of these and other aspects of our business, the integrity, security, and accuracy of our information systems and those of third parties with which we interact, including customers and government agencies, are critically important.

Our cybersecurity and processing systems, and those of third parties with which we interact, may be damaged, disrupted, or otherwise compromised for a number of reasons, including power outages, computer or telecommunications failures, computer viruses, malware, or other destructive software, internal design, manual, or usage errors, cyberattacks, terrorism, workplace violence or other misconduct, catastrophic events, natural disasters, and severe weather conditions. Our visibility and role as a processor of transactions containing personally identifiable information may increase our risk of being targeted by threat actors, and we have experienced malicious cyberattack attempts in the normal course of our business and we expect we will continue to be subject to future attacks. We maintain insurance intended to provide coverage for certain losses arising from cybersecurity incidents; however, such coverage may be insufficient to cover all losses or all types of claims that may arise.

In addition, numerous and evolving cybersecurity threats, including advanced and persistent cyber-attacks, including the use of AI tools to aid such threats, phishing, and social engineering schemes could compromise our systems and the confidentiality, availability, and integrity of data in our systems, as well as the systems and data of the third parties with which we interact. The security measures and procedures we and the third parties with which we interact have in place to protect sensitive consumer data and other information may not be successful or sufficient to counter cybersecurity incidents or system failures. See the section entitled, “Risks Related to Our Customers, Industry, Competition, and Vendors,” for additional information. Further, employee error or malfeasance, faulty password management, or other irregularities may result in a defeat of security measures or a cybersecurity incident. Although we devote significant resources to our cybersecurity programs and have implemented security measures that we believe are reasonable and appropriate to protect our systems and data and to prevent, detect, and respond to data security incidents, these efforts, as well as the efforts of third parties with which we interact, may not be sufficient to prevent these or other threats.

Moreover, because the techniques used to obtain unauthorized access to, or to disable or degrade, systems are continually evolving and have become increasingly complex and sophisticated, and may remain undetected for periods of time, we and the third parties with which we interact may be unable to anticipate, detect, or respond to such acts adequately or on a timely basis. As these threats continue to evolve and increase, we may be required to devote significant additional resources in order to modify and enhance our security controls and to identify and remediate any security vulnerabilities or conduct due diligence of those of third parties.

If we are sued in connection with any cybersecurity incident or system failure, we may be subject to protracted litigation or significant settlement. In addition, a cybersecurity incident could lead to unfavorable publicity and significant damage to our brand, the loss of existing and potential customers, allegations by customers that we have not performed or have breached our contractual obligations, or decreased use and acceptance of our solutions. A cybersecurity incident or system failure may also subject us to additional regulations or governmental or regulatory scrutiny, which could result in significant compliance costs, fines, or enforcement actions, or potential restrictions imposed by regulators on our ability to operate our business. A cybersecurity incident would also likely require us to devote significant management time and other resources to the response and follow-up to the incident. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to laws and regulations of the United States and foreign jurisdictions relating to personal information, privacy, and data security, and failure to comply with these laws and regulations, whether or not inadvertent, could have a material adverse effect on our business.

We use personal information in our operations and as an employer, and we process additional data—such as photographs and video recordings—that may be considered personal information or sensitive personal information in certain jurisdictions, including in connection with our Government Solutions, Commercial Services, and Parking Solutions businesses. As a result, we are subject to various laws and regulations regarding personal information, privacy, and data security, including those promulgated by the United States federal government and its agencies, and state, local, and foreign governments, agencies, and public authorities. In addition, our handling of personal information is subject to our published privacy policies and notices, contractual obligations, and informed by industry standards.

Laws, regulations, and industry standards relating to privacy are rapidly evolving and subject to significant change, and may result in increasing regulatory and public scrutiny, as well as heightened levels of enforcement and sanctions. These laws and regulations may also be subject to new or different interpretations. For example, the California Consumer Privacy Act (“CCPA”), as amended, created several new obligations for companies which process personal information. It also gives California residents expanded rights to access, delete, and obtain a copy of their personal information, opt out of certain personal information disclosures, and receive detailed information about how their personal data is processed. The law provides for civil penalties against companies that fail to comply.

Many other states have also enacted privacy laws and several others have introduced privacy bills. The U.S. Congress also enacted several federal privacy bills in 2025 which protect personal information by limiting how it can be collected, used, shared, and exposed, and by strengthening safeguards and accountability for privacy harms. In addition, the FTC uses its consumer protection authority to initiate enforcement actions against companies relating to their use and disclosure of personal information, particularly in response to actual or perceived unfair or deceptive acts or practices.

Various U.S. state laws and regulations may also require us to notify affected individuals and state agencies in the event of a data breach involving personal information. Penalties for failing to adequately protect personal information or to provide required or timely notice vary by jurisdiction. In the United States, most state data breach notification laws consider violations to be unfair or deceptive trade practices and give the relevant state attorneys general the authority to levy fines or bring enforcement actions. Some laws, such as the CCPA, also grant affected individuals a private right of action for certain data breaches, with the CCPA also providing for statutory damages. Class action lawsuits against companies that experience data breaches involving personal information have become increasingly common and may result in significant damages or settlements. Foreign laws concerning personal information, privacy, and data security may be more restrictive and burdensome than those in the United States. Given that data is highly mobile and transferable, many foreign data protection and privacy laws assert broad extraterritorial application to conduct occurring outside the geographic boundaries of the relevant jurisdiction. For example, the GDPR extends the scope of E.U. data protection law to non-E.U. companies processing data of E.U. residents when certain conditions are satisfied. The GDPR imposes extensive privacy and data protection requirements, including robust compliance obligations for companies and their service providers, enhanced rights for individuals, significant documentation requirements for data protection compliance programs, restrictions on transfers of personal data to non-E.U. countries, and, in certain circumstances, prompt notification of data breaches to data subjects and supervisory authorities. The GDPR provides for administrative fines of up to €20 million or up to 4% of a company’s total global annual turnover for the preceding fiscal year, whichever is greater. In addition, our customers may, through contractual requirements, require us to comply with certain GDPR obligations regardless of whether the GDPR otherwise applies to our business.

Compliance with privacy- and data security-related laws, regulations, contractual requirements, and industry standards may involve significant costs and short implementation timelines, and may limit our ability to compete for new business, conduct business with certain government agencies (including existing customers), or continue to access certain data. These requirements may also limit the use or adoption of our smart mobility technology solutions and services, reduce overall demand for our offerings, slow revenue growth, subject us to fines or penalties, or result in breaches of contractual commitments to our customers. As these laws, regulations, and standards continue to develop in the United States and internationally, we may be required to expend significant time and resources in order to update existing processes or implement additional mechanisms to ensure compliance. Moreover, if our policies, procedures, or measures relating to these matters fail to comply with, or if regulators assert that we have failed to comply with, applicable laws, regulations, or industry standards, we may be subject to governmental enforcement actions, regulatory investigations, litigation, fines, algorithmic disgorgement, limitations on the use of previously collected personal information or the collection of new personal information, other penalties, and adverse publicity. In addition, our application providers, customers, and partners may lose trust in us or discontinue doing business with us. We expect that there will continue to be new proposed laws, regulations, and industry standards concerning personal information, privacy, and data retention in the United States, the E.U., and other jurisdictions, and we cannot yet determine the impact that such future laws, regulations, and industry standards may have on our business. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to domestic and foreign laws relating to processing certain financial transactions, including debit or credit card transactions, and failure to comply with those laws, even if inadvertent, could have a material adverse effect on our business.

We process, support, and execute financial transactions as part of our business and disburse funds on behalf of certain of our customers. This activity includes receiving debit and credit card information, processing payments for and due to our customers, and disbursing funds on payment or debit cards to payees of our customers. As a result, we may be subject to numerous U.S. federal and state and foreign jurisdiction laws and regulations, including the Electronic Fund Transfer Act, the Currency and Foreign Transactions Reporting Act of 1970 (commonly known as the Bank Secrecy Act), and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”).

We have implemented policies and procedures to preserve and protect credit card and other payment data against loss, corruption, misappropriation caused by systems failures, unauthorized access, or misuse. Notwithstanding these policies and procedures, we could be subject to liability claims by individuals or customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, or collect and store credit card information, which could disrupt our business. Failure to comply with these laws or requirements by the Payment Card Industry may subject us to, among other things, additional costs or changes to our business practices, liability for monetary damages, fines or criminal prosecution, unfavorable publicity, restrictions on our ability to process and support financial transactions, and allegations by customers that we have not performed our contractual obligations, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Human Capital Management

We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

Our future success depends upon the continued services of our executive officers, including our Chief Executive Officer and Chief Financial Officer, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management that include non-competition provisions; however, we cannot prevent our executives from terminating their employment and may not be able to fully enforce non-competition provisions limiting former executives or key personnel from competing with us following any departure. Moreover, we do not carry “key-man” life insurance on the lives of our executive officers, employees, or advisors. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements should any members of the management team leave or be terminated is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel could cause uncertainty among investors, employees, customers, and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition, and results of operations.

A failure to attract and retain necessary skilled personnel and qualified subcontractors could have a material adverse effect on our business.

Our business depends on highly skilled technical, managerial, engineering, sales, marketing, and customer support personnel, as well as qualified and competent subcontractors, and competition for such personnel is intense. Our failure to attract, hire, integrate in a timely manner, or retain and motivate qualified personnel—particularly software development, product development, analytics, and other technical personnel—or our inability to engage qualified subcontractors could adversely affect our business and results of operations.

Additionally, certain portions of our Government Solutions operations are dependent on employees and subcontractors who are subject to a collective bargaining agreement. When the collective bargaining agreement becomes subject to renegotiation, or if we are subject to additional union organizing efforts, disagreements between us and labor representatives on matters of importance may result in strikes, work slowdowns, or other labor actions at one or more locations we serve. A strike, work slowdown, or other job action could disrupt our services, resulting in reduced revenues or contract cancellations. State or local law in some jurisdictions requires that subcontractors for our Government Solutions segment are certified by the jurisdiction, and the failure on the part of our subcontractors to obtain and maintain such certification could impact their ability to perform services for us. Further, some jurisdictions require that we subcontract a certain percentage of our work to certified businesses and failure to do so may decrease our competitiveness in the marketplace, lead to breach of contract claims, or result in having to refund fees paid due to a failure to achieve committed targets. For example, our new contract with NYCDOT includes a minority- and women-owned business subcontracting participation goal. Additionally, our acquisition activity could increase the challenge of retaining our key employees and subcontractors and those of the acquired businesses. The loss of any key technical employee or the termination of a key subcontractor relationship, and any inability to identify suitable replacements or offer reasonable terms to these candidates, could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to our International Operations

Our operations in international markets expose us to additional risks, and failure to manage those risks could have a material adverse effect on our business.

We have subsidiaries in various international markets that include but are not limited to the United Kingdom, Netherlands, France, Ireland, Spain, Australia, Canada, Hungary, and India. The success of our business depends, in part, on our ability to successfully manage our foreign operations. Our international operations subject us to risks that could increase expenses, restrict our ability to operate, result in lost revenues, or otherwise materially and adversely affect our business, including:

•
political, social, and economic instability, including European sovereign debt issues and tightening of government budgets;
•
fluctuations in geopolitical relationships, which may impact our access to goods and services and our ability to contract with certain government entities;
•
wars, civil unrest, acts of terrorism, and other conflicts;
•
increased complexity and costs of managing or overseeing foreign operations, including adapting and localizing our services to specific regions and countries and relying on different third-party service providers;
•
complying with tariffs, trade restrictions, and trade agreements, and any changes thereto;
•
foreign exchange and other restrictions and limitations on the transfer or repatriation of funds;
•
adverse tax consequences;
•
fluctuations in currency exchange rates;
•
complying with varying legal and regulatory environments, and managing public perception, in multiple foreign jurisdictions, including with respect to data and consumer privacy and payment processing, labor matters, and value-added tax (“VAT”), and unexpected changes in these laws, regulatory requirements, and the enforcement thereof; and
•
limited protection of our intellectual property and other assets as compared to the laws of the United States.

We have limited or no control over these and other factors affecting our international operations, and our strategies to address such risks may not successfully anticipate or mitigate issues that arise or enable us to expand our solutions from the United States into new markets. Any failure to successfully manage these and other similar risks could have a material adverse effect on our business, financial condition, and results of operations.

Our growth strategy is, in part, dependent on successfully implementing our international expansion strategy.

Our growth strategy includes, in part, expanding our global footprint, which may involve moving into regions and countries beyond those in which we currently operate. To achieve widespread acceptance in new markets we may enter, we may be required to develop new products and services or adapt our existing offerings to address market-specific customs, cultural norms, and standards. Management of these and any future international subsidiaries may divert our resources and require significant attention from management. In addition to the risks inherent in conducting international business, expanding internationally with new and existing customers poses additional risks, including:

•
lack of acceptance of our products and services;
•
tax issues, including administration of VAT, restrictions on repatriating earnings, and with respect to our corporate operating structure and intercompany arrangements;

•
our ability to adapt our marketing and selling efforts to different cultures and customers;
•
a different competitive environment, including a number of smaller competitors and a more fragmented business model, as well as competition from other market participants;
•
our ability to obtain and protect intellectual property rights to operate successfully in each territory due to pre-existing third-party intellectual property rights; and
•
an unfamiliar regulatory environment, including different local, provincial, and national regulations.

If we are unable to effectively manage these risks, our relationships with existing and prospective customers, strategic partners, and employees, as well as our operations outside the United States, may be adversely affected.

In many cases, we may have limited or no prior experience in regions or countries where we seek to launch operations. In addition, understanding local customs and cultures, particularly consumer preferences, differing technology standards, and language barriers, may be challenging. Our failure to do so effectively could slow our growth in those regions or countries. In many such markets, long-standing relationships between potential customers and local partners, protective regulatory regimes (including local content requirements and approval processes), and disparate country-specific networks and systems may create barriers to entry. Adverse conditions in foreign financial markets or economies, or challenges faced by foreign financial institutions—particularly in emerging markets—may reduce demand in the affected regions. For this strategy to be successful, we must generate sufficient revenues and margins from the new markets to offset the expense of the expansion. Moreover, as the scale of our international operations increases, we will be more susceptible to the general risks related to our existing international operations. If we are unable to further expand internationally or if we are unable to effectively and efficiently manage the complexity of our expanded operations and compete in these markets, our business, financial condition, and results of operations could be adversely affected.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws associated with our activities outside of the United States, could have a material adverse effect on our business.

Our operations subject us to anti-corruption, anti-bribery, and anti-money laundering laws and regulations in multiple jurisdictions, both within the United States and internationally, many of which are evolving, including the Foreign Corrupt Practices Act (the “FCPA”), the U.S. domestic bribery statute under 18 U.S.C. § 201, the U.S. Travel Act, the Patriot Act, and comparable foreign anti-bribery and anti-money laundering laws and regulations, such as the United Kingdom Bribery Act 2010. Our businesses are subject to a number of international, federal, state, and local laws and regulations regarding similar matters. These laws and regulations prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or other benefits to government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage.

We use various third parties to conduct our business, both domestically and internationally, and we can be held liable for the corrupt or illegal activities of our employees, representatives, contractors or subcontractors, partners, and agents, those of the third parties with which we do business, or those of any businesses we acquire, even if we do not explicitly authorize such activities or if they occurred prior to our acquisition of the relevant business. Safeguards we implement to discourage these practices may prove to be ineffective and any internal investigations may not uncover any such practices that may exist. Violations of the FCPA or other applicable anti-bribery, anti-corruption, and anti-money laundering laws by us or any of our third parties can result in severe criminal or civil sanctions, or other liabilities or proceedings against us, including class action lawsuits, whistleblower complaints, enforcement actions by the SEC, Department of Justice, and U.S. state and local and foreign regulators, adverse media coverage, non-responsibility determinations by procuring agencies, and suspension or debarment from government contracts, any of which could have a material adverse effect on our business, financial condition, and results of operations.

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax, which if adopted, and subject to any “protective measures” implemented by the United States and responses thereto, may increase and negatively impact our provision for income taxes.

Numerous countries, including a number of those in which we do business, have agreed to a statement in support of the OECD model rules that propose a global minimum tax rate of 15% that would apply to multinational companies with consolidated revenue above €750 million. Many jurisdictions, including E.U. member states and other non-U.S. countries, have enacted or are in the process of implementing legislation consistent with these rules.

On January 5, 2026, the OECD published administrative guidance which introduced a number of exclusions from the global minimum tax rules. One of the exclusions, generally referred to as the side-by-side safe harbor (the “SbS Safe Harbor”), represents the culmination of months of negotiations with the United States to remove U.S.-parented groups from the scope of the global minimum tax rules. Under the SbS Safe Harbor, a multinational group whose parent is located in a jurisdiction that is listed in the OECD Central Records as having a “qualified SbS regime” may elect out of the imposition of additional tax under the global minimum tax rules, including the group’s constituent entities and joint ventures in any jurisdictions. As of January 5, 2026, the United States was the only jurisdiction listed as having a qualified SbS regime. The SbS Safe Harbor must be implemented into domestic law but generally is expected to be enacted by the United States with retroactive effect to January 1, 2026.

Even if a multinational group has a parent located in a jurisdiction that is a qualified SbS regime, the non-U.S. operations of such group still will be subject to any applicable jurisdiction’s qualified domestic minimum top-up tax (“QDMTT”). A QDMTT is an additional tax imposed under the global minimum tax rules by a specific jurisdiction on otherwise low-taxed profits generated within its own borders. Under the global minimum tax rules, applicable jurisdictions must impose a QDMTT on a consistent and non-discriminatory manner to all multinational groups operating within their borders. As such, the effect of the SbS Safe Harbor is that while global minimum tax rules may result in increased taxes in the jurisdiction in which the profits arise as a result of any QDMTT imposed by that jurisdiction, these profits should not be subject to alternative or additional global minimum taxes in other jurisdictions in which a multinational group that qualifies for the SbS Safe Harbor operates.

As global minimum tax rules become effective or are expanded in jurisdictions in which we operate, we may be subject to increased income tax expense, reduced tax attributes, additional compliance and administrative costs, and increased complexity in tax reporting and financial statement accounting. These developments could adversely affect our effective tax rate, provision for income taxes, cash flows, and results of operations. We will continue to monitor legislative, regulatory, and administrative developments relating to the global minimum tax regime, including changes in interpretation, enforcement, or coordination among jurisdictions, and evaluate their potential impact on our business, financial condition, and results of operations in future periods.

Risks Related to Our Intellectual Property

Failure to acquire necessary intellectual property or adequately protect our intellectual property could have a material adverse effect on our business.

Our success depends, in part, on our ability to protect and defend our intellectual property against infringement, misappropriation, and dilution. To protect our intellectual property rights, we rely on a combination of patent, trademark, copyright, trade secret, and unfair competition laws of the United States and other countries, as well as non-disclosure agreements and other contractual protections. We have registered certain patents and trademarks and have applications pending in the United States and foreign jurisdictions for some inventions and trademarks, including the Verra Mobility word mark and logo, for which some registrations have been granted and some applications are pending. However, not all of the trademarks and inventions we use are registered in every jurisdiction in which we operate, and we may not be able to obtain or maintain registration or enforce our intellectual property rights in all such jurisdictions. The process of acquiring intellectual property protection can be lengthy, expensive, and uncertain. Applications we submit for trademark or patent protection may not be granted, and any applications that are granted may be challenged, invalidated, or circumvented by others. While we make efforts to acquire rights to intellectual property necessary for our operations, such efforts may not adequately protect our rights in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the United States.

If we fail to acquire necessary intellectual property rights or adequately protect or assert our intellectual property rights, competitors may manufacture and market similar products and services, or dilute our brands, which could adversely affect our business. It may be possible for third parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. In addition, our competitors may avoid application of our existing or future intellectual property rights. Further, patent rights, copyrights, and contractual provisions may not prevent our competitors from developing, using, or selling products or services that are similar to, or address the same market as, our products and services. Failure to obtain registrations for the Verra Mobility word mark or logo may have a significant adverse impact on our brand. Moreover, some of our trademarks and services are descriptive or include descriptive elements, which may make it difficult to enforce our rights or prevent others from adopting and using similar marks. Competitive products and services could reduce the market value of our brands, products, and services, inhibit attracting new customers, or maintaining existing customers, lower our profits, and could have a material adverse effect on our business, financial condition, and results of operations.

Our measures to monitor and protect our intellectual property may not be adequate to maintain or enforce our patents, trademarks, or other intellectual property rights.

Despite our efforts to monitor and protect our intellectual property, we may not be able to maintain or enforce our patents, trademarks, or other intellectual property rights. Unauthorized third parties may use our trademarks and service marks, or marks that are similar thereto, to impinge on our goodwill, cause consumer confusion, or dilute our rights in the marks. We are aware of products, software, and marks similar to our intellectual property being used by other persons. Although we believe that such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our intellectual property and may adversely affect our business. Even where we have effectively secured protection for our intellectual property, our competitors may challenge, infringe, misappropriate, or dilute our intellectual property and our employees, consultants, contractors, customers, and suppliers may breach their contractual obligations not to reveal or use our confidential information, including trade secrets. Additionally, defending or enforcing our intellectual property rights and agreements, and seeking an injunction or compensation for infringements or misappropriations, could result in expending significant resources and diverting management attention, all of which may have a material adverse effect on our business, financial condition, and results of operations. Furthermore, we may be counter-sued by an alleged infringer when we attempt to enforce our intellectual property rights, which may materially increase our costs and result in injunctive or financial damages being awarded against us.

We have been, and may in the future become, subject to third-party claims alleging infringement or challenging the validity of our intellectual property, which could have a material adverse effect on our business, financial condition, or results of operations.

We have faced, and may in the future face, claims alleging infringement, misappropriation, or other violations of intellectual property rights by third parties in the jurisdictions in which we operate or seek to operate, including in foreign jurisdictions. Such claims may or may not be unfounded. Regardless of whether such claims have merit, our image, brands, competitive position, and ability to expand our operations into other jurisdictions may be harmed and we may incur significant costs related to defense or settlement. Many of our agreements with our distributors and other customers require us to indemnify them for certain third-party intellectual property infringement claims. Discharging our indemnification obligations may involve time-consuming and costly litigation and could result in substantial settlements or damages awards, injunctions affecting our products, and the loss of a distribution channel, any of which could have a material adverse effect on our business, financial condition, and results of operations. If such claims are resolved against us, or against a third party we are required to indemnify under license or other contractual arrangements, we could be required to pay damages, develop or adopt non-infringing products or services, or obtain a license to the intellectual property at issue, which may not be available on commercially reasonable terms or at all.

Defending or settling such claims could require the expenditure of significant additional resources, and could result in adverse publicity, even if the claims are ultimately resolved in our favor. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could cause our business to suffer and incurring additional debt could intensify debt-related risks.

We have a substantial amount of debt, including approximately $687.1 million outstanding under our first lien term loan facility as of December 31, 2025. Additionally, pursuant to an indenture, VM Consolidated issued an aggregate principal amount of $350 million in Senior Unsecured Notes due 2029. We may also incur substantial additional debt in the future to, among other things, finance our acquisition strategy. We have the option to increase commitments under our Amended Revolver (defined below) by up to $75.0 million, all of which would be secured. We also have the ability to add one or more incremental term loan facilities or incremental revolving credit facilities or increase the amount of our Amended Term Loan (defined below), in each case by an unlimited amount, subject to obtaining additional commitments from lenders and the satisfaction of a maximum first lien, secured or total net leverage ratio or minimum fixed charge coverage ratio, on a pro forma basis, all of which may be secured. Our substantial debt could have important consequences, any of which could be intensified if new debt is added to our current debt levels. For example, it could:

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

Under our Amended Term Loan, we could be required to make periodic prepayments based on excess cash flow (as defined by the Amended and Restated Term Loan Agreement, defined below) thereby limiting the amount of cash flow that can be reinvested in our business. Under our Amended Revolver, if availability goes below a certain threshold, we will be required to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated therein. Moreover, if availability falls below a certain threshold for a specified number of business days, we could be required to remit our cash funds to a dominion account maintained by the administrative agent to the Amended Revolver, which under certain circumstances could require daily review and approval of operating disbursements by the administrative agent.

Our ability to comply with the covenants and restrictions contained in agreements governing our indebtedness may be affected by economic conditions and by financial, market, and competitive factors, many of which are beyond our control. Our ability to comply with these covenants in future periods will also depend substantially on the pricing and sales volume of our products and services and our ability to successfully implement our overall business strategy. The breach of any of these covenants or restrictions could result in a default under one or more of the agreements governing our indebtedness that would permit the applicable lenders to declare all amounts outstanding thereunder to be due and payable, together with accrued and unpaid interest. In that case, we may be unable to borrow under our Amended and Restated Revolving Credit Agreement (defined below) or otherwise, may not be able to repay the amounts due under the agreements governing our indebtedness, and may not be able to make cash available by dividend, debt repayment, or otherwise. In addition, if we are unable to pay the amounts due under the Amended Term Loan, our lenders could proceed against the collateral securing the indebtedness under the Amended Term Loan, which consists of substantially all of our assets. Any of the foregoing could have material adverse effects on our financial position, results of operations, or cash flows and could cause us to become bankrupt or insolvent.

The agreements governing our indebtedness contain cross default or cross acceleration provisions that may cause all of the debt issued under those instruments to become immediately due and payable because of a default under an unrelated debt instrument.

The agreements governing our indebtedness contain numerous covenants and require us, if availability goes below a certain threshold, to comply with a minimum “consolidated fixed charge coverage ratio” financial covenant as calculated in the Amended and Restated Revolving Credit Agreement. Our failure to comply with the obligations contained in these agreements or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments (together with accrued and unpaid interest and other fees) becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which funds may not be available to us on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail our operations in order to pay our creditors. These alternative measures could have a material adverse effect on our business, financial position, results of operations, or cash flows.

If we do not generate sufficient cash flows, we may not be able to service all of our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash, make scheduled payments, or to refinance our debt obligations depends on our successful financial and operating performance, which will be affected by a range of economic, competitive, and business factors, many of which are outside of our control.

If our cash flow and capital resources are insufficient to fund our debt service obligations or to repay indebtedness when it matures, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets or operations, reducing or delaying capital investments, or seeking to raise additional capital. We may not be able to refinance our debt, and any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants that could further restrict our business operations and our ability to make cash available for dividends and distributions and payments on our other debt obligations (if any). Our ability to successfully implement any such alternative financing plans will be dependent on a range of factors, including general economic conditions, the level of activity in mergers and acquisitions and capital markets generally, and the terms of our various debt instruments then in effect. In addition, a significant portion of our outstanding indebtedness is secured by substantially all of our assets including our subsidiaries’ assets, and any successor credit facilities are likely to be secured on a similar basis. As such, our ability to seek additional financing or our ability to make cash available for dividends and distributions and payments on our other debt obligations (if any) could be impaired as a result of such security interests and the agreements governing such security interests. Moreover, as a result of these security interests, the underlying assets would only be available to satisfy claims of our general creditors or holders of our equity securities if we were to become insolvent to the extent the value of such assets exceeded the amount of our indebtedness and other obligations.

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

Risks Related to Our Class A Common Stock, Related Party Transactions, and Organizational Documents

We cannot guarantee that our stock repurchase programs will enhance long-term shareholder value. Stock repurchases may also increase the volatility of the trading price of our stock and diminish our cash reserves. In addition, Congress enacted the Inflation Reduction Act in 2022, which, among other provisions, provides for a 1% excise tax on net stock repurchases.

In October 2023, our Board of Directors authorized a share repurchase program for up to $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period through open market purchases, in privately negotiated transactions or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, and accelerated share repurchase (“ASR”) agreements. Under this program, we repurchased 2.0 million shares for $51.5 million in June 2024 through a privately negotiated transaction and approximately 1.5 million shares for $35.8 million in open market transactions during the fourth quarter of 2024. In December 2024, our Board of Directors authorized an additional $100.0 million under the program, resulting in approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an ASR agreement for $112.7 million, pursuant to which we received and retired an aggregate of 4.5 million shares of Class A Common Stock upon final settlement on March 3, 2025. All repurchased shares were subsequently retired. We paid a total of $200.0 million for share repurchases during the year ended December 31, 2024. In addition, we recorded approximately $1.7 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2024, which has been paid as of June 30, 2025. The prior repurchase authorization expired on April 30, 2025.

On May 17, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market, ASR, or privately negotiated transactions. On October 23, 2025, our Board of Directors authorized the repurchase of up to an additional $150.0 million of our outstanding shares of Class A Common Stock under the existing share repurchase program, providing the Company with an aggregate $250.0 million available for repurchases. During the fourth quarter of fiscal year 2025, we paid $133.4 million to repurchase 6,028,853 shares of our Class A Common Stock in open market transactions, which shares we subsequently retired. In addition, we recorded approximately $1.3 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2025.

The timing, price, and quantity of purchases under the repurchase programs have been, and will continue to be, made at the discretion of our management based upon a variety of factors including share price, general and business market conditions, compliance with applicable laws and regulations, corporate, and regulatory requirements, and alternative uses of capital. There is no guarantee as to the exact number of shares that we will repurchase and we cannot guarantee that share repurchase programs will enhance long-term stockholder value. Additionally, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which has increased the costs associated with repurchasing shares of our Class A Common Stock. Our share repurchase programs could affect the trading price of our Class A Common Stock and increase volatility. In addition, repurchases under our share repurchase programs have diminished, and could continue to diminish, our cash reserves.

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
•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our Board of Directors;
•
the requirement that directors may only be removed from the Board of Directors for cause;

•
the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors or the resignation, death, or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•
a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•
a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of our Board of Directors or our Chief Executive Officer, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
the requirement that changes or amendments to certain provisions of our certificate of incorporation or bylaws must be approved by holders of at least two-thirds of our Class A Common Stock; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

Our bylaws include a forum selection clause, which may impact the ability of our stockholders to bring actions against us.

Subject to certain limitations, our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery in the State of Delaware will be the sole and exclusive forum for any stockholder (including a beneficial owner) to bring: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees, or our stockholders; (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporate Law or our certificate of incorporation or bylaws; or (d) any action asserting a claim governed by the internal affairs doctrine. In addition, our bylaws provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States against us, our officers, directors, employees, or underwriters. These limitations on the forum in which stockholders may initiate an action against us could create costs or inconvenience or otherwise adversely affect our stockholders’ ability to seek legal redress. If a court were to find the forum-selection provisions contained in our bylaws to be unenforceable, we may incur additional costs associated with resolving proceedings in forums other than the Court of Chancery in the State of Delaware and the federal district courts of the United States.

Our only significant asset is our ownership interest in our operating subsidiaries and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership interest in our operating subsidiaries. We depend on our operating subsidiaries for distributions, loans, and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company. The financial condition and operating requirements of our operating subsidiaries may limit our ability to obtain cash from our operating subsidiaries. The earnings from, or other available assets of, our operating subsidiaries may not be sufficient to make distributions or loans to enable us to pay any dividends on our Class A Common Stock or satisfy our other financial obligations.

The ability of our operating subsidiaries (other than subsidiaries which have been designated as unrestricted pursuant to our ability to do so in certain limited circumstances) to make distributions, loans, and other payments to us for the purposes described above and for any other purpose is governed by the terms of the agreements governing our indebtedness and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit would be subject to the restrictive covenants under such agreements.

If our Class A Common Stock is delisted from Nasdaq, a market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary due to general economic conditions and forecasts, our general business condition, and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, including for failure to maintain compliance with rules for continued listing on Nasdaq, and are quoted on the OTC Bulletin Board or OTC Pink, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange.

Our business could be negatively affected as a result of actions of activist stockholders or others.

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board of Directors, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. The perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

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

During fiscal year 2023, we identified a material weakness in the design and operation of our internal controls over financial reporting in the Control Activities component of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework related to the lack of information technology general controls to prevent the risk of management override. Based on the implementation work and the results of testing performed, our management concluded that the previous identified material weakness was remediated as of December 31, 2024.

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

From time to time, and as further discussed in the section entitled “Legal Proceedings,” we may be involved in litigation and other disputes or regulatory investigations that arise in and outside the ordinary course of business. We expect that the number, frequency, and significance of these matters may increase as our business expands and we grow as a company. Litigation, disputes, or regulatory investigations may relate to, among other things, intellectual property, antitrust claims, commercial arrangements, negligence and fiduciary duty claims, vicarious liability based upon conduct of individuals or entities outside of our control, including our third-party service providers or our customers, deceptive trade practices, claims related to compliance with laws or our contractual requirements, invoicing, personal injury claims, claims related to licensing, general fraud claims and employment law claims, including compliance with wage and hour regulations and contractual requirements. An adverse determination may result in liability to us for the claim and may also result in the imposition of penalties and/or fines. Like other companies that handle sensitive personal and payment information, we also face the possibility of allegations regarding employee fraud or misconduct. In addition to more general litigation, at times we are also a named party in claims made against our customers, including putative class actions challenging the legality and constitutionality of automated photo enforcement and other similar programs of our Government Solutions customers and consumer fraud claims brought against our RAC customers alleging faulty disclosures regarding our services.

As a public company, we may also be subject to securities class action and stockholder derivative lawsuits. From time to time, we may also be reviewed or investigated by U.S. federal, state, or local regulators or regulators in the foreign jurisdictions in which we operate regarding similar and other matters, including tax assessments.

These investigations may be commenced at the initiative of a governmental authority or as a result of complaints by private citizens, regardless of whether the complaint has any merit. At times, we are also required to obtain licensing and permitting, including with respect to matters such as general contracting, performance of engineering services, performance of electrical work, and performance of private investigative work, all of which subject us to governmental and regulatory oversight. Although we carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed, whether as a result of a dispute, litigation, or governmental investigation, and it may not adequately indemnify us for all liability that may be imposed.

Any potential claims against us or investigation into our business and activities, whether meritorious or not, could be time consuming, result in significant legal and other expenses, require significant amounts of management time, and result in the diversion of significant operational resources. Class action lawsuits can often be particularly burdensome given the breadth of claims, large potential damages, and significant costs of defense. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation, or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. Legal or regulatory matters involving our directors, officers, or employees in their individual capacities can also create exposure for us because we may be obligated or may choose to indemnify the affected individuals against liabilities and expenses they incur in connection with such matters. Regulatory investigations, including with respect to proper licensing, payment of wages, procurement practices or permitting, can also lead to enforcement actions, fines, and penalties, the loss of a license or permit, or the assertion of private litigation claims. Risks associated with these liabilities are often difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time, making the amount of any legal reserves related to these legal liabilities difficult to determine and, if a reserve is established, subject to future revision. Future results of operations could be adversely affected if any reserve that we establish for a legal liability is increased or the underlying legal proceeding, investigation, or other contingency is resolved for an amount in excess of established reserves. Because litigation and other disputes and regulatory investigations are inherently unpredictable, the results of any of these matters may have a material adverse effect on our business, financial condition, and results of operations.

Risks related to laws and regulations and any changes in those laws could have a material adverse effect on our business.

We are subject to multiple, and sometimes conflicting, laws and regulations in the countries, states, and localities in which we operate. We are required to comply with certain SEC, Nasdaq, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations, and rules may be difficult, time consuming, and costly. Increasing regulatory burdens and corporate governance requirements could increase our legal and financial compliance costs and the amount of time management must devote to governance and compliance activities.

In addition to the laws and regulations discussed elsewhere in these risk factors regarding data privacy, foreign operations, and other matters, we are subject to laws regarding transportation safety, consumer protection, procurement, anti-kickback, labor and employment matters, competition and antitrust, payment processing, intellectual property, environmental matters, and other trade-related laws and regulations. Certain of our operations are also subject to oversight by the USDOT, the Federal Communications Commission, the U.S. Consumer Product Safety Commission, and the Environmental Protection Agency, as well as comparable state and local agencies, including departments of transportation, departments of motor vehicles, professional licensing authorities, and offices of inspector general. Our Government Solutions and Parking Solutions segments are also subject to laws related to the use of automated traffic enforcement or parking enforcement and the capture, access, and retention of data, and matters related to government contracting. Our Commercial Services segment may be impacted by laws related to the fees RACs may charge customers for tolling or violation processing services.

Recent years have seen a substantial increase in the number of new laws and regulations and the rate of change and enforcement of many of these types of laws and regulations. We cannot predict the nature, scope, or impact that future laws, regulatory requirements, or similar standards may have on our business, whether implemented through changes to existing laws or the way they are administered or interpreted, or through entirely new regulations. Future laws, regulations, and standards or any changed interpretation or administration of existing laws or regulations could limit the continued use or adoption of one or more of our solutions, require us to incur additional costs, impact our ability to develop and market new solutions, or impact our ability to retain existing business and secure new business. We may not be able to respond in a reasonable or cost-effective manner, or at all. Even if we make what we believe are appropriate changes, there is no certainty those actions will comply.

Any alleged or actual violations of any law or regulation, change in law or regulation or changes in the interpretation of existing laws or regulations may subject us to government scrutiny, including government or regulatory investigations and enforcement actions, civil and criminal fines and penalties, and negative publicity, or otherwise have a material adverse effect on our business, financial condition, and results of operations.

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
•
changes in tax laws, regulations, or interpretations thereof; or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we are subject to audits of our income, sales, and other transaction taxes by U.S. federal and state authorities, as well as foreign tax authorities. Outcomes from these audits could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our Board of Directors recognizes the importance of maintaining the trust and confidence of our customers, clients, business partners, and employees. Our Board of Directors, through the Audit Committee, oversees our cybersecurity program as part of our enterprise-wide approach to risk management. Our cybersecurity policies, standards, processes, and practices are integrated into our risk management approach and take into account recognized frameworks such as those established by the National Institute of Standards and Technology, as well as the International Organization for Standardization (ISO) 27001.

Risk Management and Strategy

As one of the critical elements of enterprise-wide approach to risk management, our cybersecurity program is focused on the following key areas:

Governance: As discussed in more detail under the heading “Governance” below, our cybersecurity program is led by our Vice President of Cybersecurity, who reports to our Chief Technology Officer, and is responsible for publishing cybersecurity policies and standards, conducting annual risk assessments, and maintaining our compliance. Our Chief Technology Officer regularly reports to our Audit Committee.

Collaboration: We have implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents. We work with third-party firms to monitor our cybersecurity environment and report notable findings to executive leadership, internal audit, and the Audit Committee regularly.

Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls; these safeguards are evaluated and improved through vulnerability assessments, certifications, audits, and cybersecurity threat intelligence.

Incident Response and Recovery Planning: We have established and maintained comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business operations in the event of a cybersecurity incident affecting those third-party systems. For vendors that handle confidential company data or personal data, our Supply Chain Risk Management Standard outlines applicable requirements and we conduct monitoring through a third-party monitoring tool.

Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.

We engage in the periodic assessment and testing of our cybersecurity policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We regularly engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits, and reviews are periodically reported to our Board of Directors and Audit Committee by our Chief Technology Officer based on materiality. We adjust our cybersecurity policies, standards, processes, and practices as appropriate based on the information provided by these assessments, audits, and reviews.

Governance

Our Board, through the Audit Committee, oversees our enterprise-wide approach to risk management, including the risks arising from cybersecurity threats. Our Audit Committee regularly receives presentations and reports on cybersecurity risks, which address a wide range of topics, including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to our peers and third parties. Our Audit Committee also receives prompt and timely information regarding cybersecurity incidents that meet established reporting thresholds, as well as ongoing updates regarding any such applicable incident until it has been addressed. On an annual basis, our Audit Committee discusses our Company’s approach to cybersecurity risk management with management.

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

Cybersecurity Threats

As of December 31, 2025, during the past three years, we have not experienced any cybersecurity incidents that have resulted in material disruptions to operations, loss of data, or financial impact. However, evolving cybersecurity threats make it increasingly challenging to anticipate, detect, and defend against cybersecurity threats and incidents. We have in place insurance designed to provide coverage in connection with cybersecurity incidents, provided, however, that such insurance coverage may be insufficient to cover all insured losses or all types of claims that may arise. Additional information on cybersecurity risks is discussed in Part I, Item 1A, “Risk Factors.”

Item 2. Properties

We lease all of the properties used in our business, including 108,956 square feet of office space for our corporate headquarters in Mesa, Arizona. We expect to relocate in the first half of 2026 to a new corporate headquarters building in Mesa, Arizona, under a lease for approximately 40,000 square feet of office space. In addition to the corporate headquarters, we lease office space in various locations for corporate and administrative purposes and multiple small warehouse locations. We do not consider any of these properties to be material to our overall business.

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

Holders of Record

As of February 19, 2026, we had 7 holders of record of our Class A Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Dividends

We have not paid any cash dividends on our Class A Common Stock to date. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements, and general financial condition. The payment of any cash dividends is within the discretion of our Board of Directors. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, our ability to declare dividends is limited by restrictive covenants in the agreements governing our indebtedness.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item with respect to our equity compensation plans is incorporated by reference to our proxy statement for the 2026 annual meeting of stockholders.

Stock Performance Graph

Comparison of Cumulative Total Return
$250
$200
$150
$100
$50
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Verra Mobility Corporation
S&P 500 Index
S&P Composite 1500 Data Processing & Outsourced Services Index
Russell 2000 Index

The graph above compares the cumulative total return on our Class A Common Stock with that of the S&P 500 Index, the S&P Composite 1500 Data Processing & Outsourced Services Index, and the Russell 2000 Index. The period shown commences on December 31, 2020 and ends on December 31, 2025, the end of our last fiscal year. The graph assumes an investment of $100 in each of the above on the close of market on December 31, 2020. We did not declare or pay any dividends on our Class A Common Stock during the comparison period. The stock performance graph is not necessarily indicative of future stock price performance.

This performance graph is not deemed to be incorporated by reference into any of our other filings under the Exchange Act, or the Securities Act, except to the extent we specifically incorporate it by reference into such filings.

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following details the purchases of our Class A Common Stock during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs(1)
October 1, 2025 - October 31, 2025	—	$—	—	$250,000,000
November 1, 2025 - November 30, 2025	3,006,209	$22.45	3,006,209	$182,692,875
December 1, 2025 - December 31, 2025	3,022,644	$20.94	3,022,644	$116,553,267
Total	6,028,853	$21.64	6,028,853	$116,553,267

(1) Represents amounts outstanding under our authorized share repurchase program. On May 17, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market purchases, in privately negotiated transactions, or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, and ASR agreements. On October 23, 2025, our Board of Directors authorized the repurchase of up to an additional $150.0 million of our outstanding shares of Class A Common Stock under the existing share repurchase program, providing the Company with an aggregate $250.0 million available for repurchases. The program may be suspended or terminated at any time by the Company and will terminate on November 13, 2026, if not terminated or extended prior to that date.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes that are included in Item 8 of Part II of this Annual Report. This Item generally discusses fiscal years 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between fiscal years 2024 and 2023 are not included, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which specific discussions and comparisons are incorporated herein by reference.

Overview

We are a leading provider of smart mobility technology solutions, principally operating throughout the United States, Australia, Europe, and Canada. We make transportation safer, smarter, and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement, and commercial parking management. We bring together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world, including commercial fleet owners such as RACs, Direct Fleets, and FMCs, as well as governments, universities, parking operators, healthcare facilities, transportation hubs, and violation-issuing authorities. Our vision is to continue to develop and use technology and data intelligence to make transportation safer, smarter, and more connected globally.

Our Segments

We have three operating and reportable segments, Commercial Services, Government Solutions, and Parking Solutions:

•
Our Commercial Services segment offers toll and violation management solutions and title and registration services for commercial fleet customers, including RACs and FMCs in North America. In Europe, we provide tolling and violations processing services.
•
Our Government Solutions segment offers photo enforcement automated safety solutions and services to states, municipalities, counties, school districts, and law enforcement agencies of all sizes, primarily in the United States, Canada, and Australia. We provide complete, end-to-end speed, red-light, school bus stop arm, and city bus lane enforcement solutions. Our international operations primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.
•
Our Parking Solutions segment provides an integrated suite of parking software, transaction processing, and hardware solutions to universities, municipalities, commercial parking operators, and health care facilities in the United States and Canada.

Segment performance is based on revenues and income from operations before depreciation, amortization, and stock-based compensation. The measure also excludes interest expense, net, income taxes, and certain other transactions and is inclusive of other income, net.

Executive Summary

We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year over year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $99.9 million, or 11.4%, from $879.2 million in fiscal year 2024 to $979.1 million in fiscal year 2025. The increase was mainly due to service revenue resulting from increased product adoption, tolling activity, and activity in our European operations in the Commercial Services segment, and installation revenue from the NYCDOT program, the growth from city bus lane and school bus stop arm enforcement programs, back-office software-as-a-service (“SaaS”) programs and higher product sales in the Government Solutions segment.

•
Generated cash flows from operating activities of $255.8 million and $223.6 million for fiscal years 2025 and 2024, respectively. Our cash on hand was $65.3 million as of December 31, 2025.

•
Used existing cash on hand of $133.4 million during fiscal year 2025 to repurchase approximately 6.0 million shares authorized under a 2025 share repurchase program.

•
Continued to focus on debt management and lowering our exposure to higher interest rates, and as a result, we refinanced our debt during fiscal year 2025 which reduced our interest rate by 25 basis points. In addition, we made early repayments of approximately $8.5 million and $9.0 million on our Amended Term Loan and 2021 Term Loan (defined below) during fiscal year 2025 and 2024, respectively.

Recent Events

NYCDOT Red-Light Camera Expansion

In March 2025, NYCDOT instructed us through a change order to our then existing contract with NYCDOT to install additional red-light cameras by year-end 2025 as part of a legislatively authorized expansion. We installed 300 red-light cameras during the third and fourth quarters of 2025, which contributed approximately $38.4 million of revenue in fiscal year 2025, of which approximately $23.9 million was installation services revenue and approximately $14.5 million was product revenue.

NYCDOT Contract Renewal

Our contract with NYCDOT expired on December 31, 2025, and we entered into a new contract with NYCDOT, effective January 1, 2026, to manage New York City’s automated enforcement camera safety program for a five-year period, with an option for the parties to extend for an additional five-year term. The total contract value for the new NYCDOT contract is $998 million. The terms of the new contract are materially different than our prior contract with NYCDOT, including service level agreements, service credits, liquidated damages, cybersecurity, and subcontracting requirements. See also “Our Commercial Services and Government Solutions segments have several large customers, including NYCDOT, that account for a significant portion of our revenue, and a reduction in demand, materially different terms or pricing in new or amended agreements, or loss of one or more of such customers could have a material adverse effect on our business.” in Item 1A, “Risk Factors.”

Refinancing

On October 17, 2025, (i) certain of our direct and indirect wholly owned subsidiaries, including VM Consolidated, Inc. (“VM Consolidated”), entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”) which provides for a $150 million senior secured asset-based revolving credit facility with a $35 million sublimit for the issuance of letters of credit, and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances) (the “Amended Revolver”), and (ii) VM Consolidated and certain of our subsidiaries entered into the Amendment and Restatement Agreement No. 2 to the Amended and Restated First Lien Term Loan Credit Agreement dated as of March 26, 2021 (such agreement amended and restated, the “Amended and Restated Term Loan Agreement”), to refinance the existing senior secured term loans in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 (the “Amended Term Loan”). Refer to Note 8, Long-term Debt, in Item 8, Financial Statements and Supplementary Data, for additional information on the refinancing.

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

During the fourth quarter of fiscal year 2025, we paid $133.4 million to repurchase 6,028,853 shares of our Class A Common Stock through open market transactions, which shares we subsequently retired. Refer to Note 12, Stockholders’ Equity, in Item 8, Financial Statements and Supplementary Data, for additional information on our share repurchases. As of December 31, 2025, $116.6 million remained available under our share repurchase authorization.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report entitled “Risk Factors.”

Macroeconomic Conditions

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, legislation or regulation regarding the adoption, expansion, or prohibition of automated enforcement and traffic safety technology by local, state, or national governments, and the impact of government regulations and actions, including tariffs, trade protection measures, or a government shutdown. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, financial condition, and results of operations.

Travel Demand

Our Commercial Services segment is largely impacted by its customer demand which in turn is impacted by a variety of factors including seasonality, demand for business and leisure travel, reductions in the level of air travel, higher airfare costs, increases in energy prices, general international, national, and local economic conditions and cycles, and consumer confidence, as well as other factors affecting travel levels, such as military conflicts, terrorist incidents, natural disasters, epidemic diseases, or a government shutdown.

We monitor the U.S. Transportation and Security Administration (the “TSA”) passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume increased by less than 1% in fiscal year 2025 compared to fiscal year 2024.

Electronic Tolling Penetration

Our Commercial Services segment, which offers automated toll and violations management solutions to fleet customers, is impacted by the number of toll roads in the United States and Europe and the geographic concentration of such roads.

We monitor the expansion and penetration of toll roadways across the United States and Europe, and the percentage of toll roads that rely on cashless or all-electronic infrastructure. In fiscal year 2025, nine toll facilities were added in the United States, representing over 100 miles of toll roads.

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

Our Government Solutions segment generates service revenue through the operation and maintenance of photo enforcement systems and certain distinct hardware installation and relocation activities. Revenue drivers in this segment include the number of systems installed and the monthly revenue per system. Ancillary service revenue is generated in our Government Solutions segment from payment processing, pass-through fees for collection expense, and other fees.

Our Parking Solutions segment generates service revenue mainly from offering SaaS, subscription fees, professional services, and citation processing services related to parking management solutions to its customers.

Product Sales. Product sales are generated by the sale of photo enforcement equipment and certain highly interdependent and interrelated installation services in the Government Solutions segment and specialized hardware in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Costs and Expenses

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization consists of recurring service costs, certain distinct hardware installation and relocation costs, collection and other third-party costs in our segments.

Cost of Product Sales. Cost of product sales consists of the cost to acquire photo enforcement equipment purchased by Government Solutions customers, costs of certain highly interdependent and interrelated installation services, and costs to develop hardware sold to Parking Solutions customers.

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

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue	$918,137	$841,676	93.8%	95.7%	$76,461	9.1%
Product sales	60,942	37,531	6.2%	4.3%	23,411	62.4%
Total revenue	979,079	879,207	100.0%	100.0%	99,872	11.4%
Cost of service revenue, excluding depreciation and amortization	30,318	18,988	3.1%	2.2%	11,330	59.7%
Cost of product sales	45,517	27,058	4.6%	3.1%	18,459	68.2%
Operating expenses	333,241	295,937	34.0%	33.7%	37,304	12.6%
Selling, general and administrative expenses	215,274	195,054	22.0%	22.2%	20,220	10.4%
Depreciation, amortization and (gain) loss on disposal of assets, net	116,315	109,072	11.9%	12.3%	7,243	6.6%
Goodwill impairment	—	97,076	0.0%	11.0%	(97,076)	(100.0)%
Total costs and expenses	740,665	743,185	75.6%	84.5%	(2,520)	(0.3)%
Income from operations	238,414	136,022	24.4%	15.5%	102,392	75.3%
Interest expense, net	64,618	73,902	6.6%	8.4%	(9,284)	(12.6)%
Tax receivable agreement liability adjustment	687	(257)	0.1%	(0.0)%	944	(367.3)%
Loss on interest rate swap	—	494	0.0%	0.1%	(494)	(100.0)%
Loss on extinguishment of debt	1,335	1,745	0.1%	0.2%	(410)	(23.5)%
Other income, net	(23,208)	(18,970)	(2.4)%	(2.2)%	(4,238)	22.3%
Total other expenses	43,432	56,914	4.4%	6.5%	(13,482)	(23.7)%
Income before income taxes	194,982	79,108	20.0%	9.0%	115,874	146.5%
Income tax provision	58,349	47,660	6.0%	5.4%	10,689	22.4%
Net income	$136,633	$31,448	14.0%	3.6%	$105,185	334.5%

Service Revenue. Service revenue increased by $76.5 million, or 9.1%, to $918.1 million for fiscal year 2025 from $841.7 million in fiscal year 2024, representing 93.8% and 95.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Service revenue
Commercial Services	$435,791	$407,680	44.5%	46.4%	$28,111	6.9%
Government Solutions	415,637	367,914	42.5%	41.8%	47,723	13.0%
Parking Solutions	66,709	66,082	6.8%	7.5%	627	0.9%
Total service revenue	$918,137	$841,676	93.8%	95.7%	$76,461	9.1%

Commercial Services service revenue increased by $28.1 million, or 6.9%, from $407.7 million in fiscal year 2024 to $435.8 million in fiscal year 2025. This increase was primarily due to increased product adoption and tolling activity compared to the prior year. These factors contributed to a $22.5 million growth in RAC tolling revenue and the remaining increase was driven mainly by an increase of $4.9 million from European operations during the year ended December 31, 2025, compared to the prior year.

Government Solutions service revenue increased by $47.7 million, or 13.0%, from $367.9 million in fiscal year 2024 to $415.6 million in fiscal year 2025. The increase was primarily driven by $24.4 million from installation service revenue driven by the NYCDOT red-light expansion program, $14.2 million from the expansion of city bus lane and school bus stop arm enforcement programs, and the remaining increase was mainly from speed and red-light enforcement and international SaaS programs.

Parking Solutions service revenue increased by $0.6 million to $66.7 million in fiscal year 2025 compared to $66.1 million in fiscal year 2024. The increased revenue was primarily driven by SaaS product offerings and professional services, partially offset by a decrease in subscription services related to parking management solutions.

Product Sales. Product sales increased $23.4 million year-over-year and were $60.9 million and $37.5 million for fiscal years 2025 and 2024, respectively. The increase was primarily due to a $22.1 million increase in product sales in the Government Solutions segment driven by red-light camera sales to NYCDOT and international product sales. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $19.0 million for fiscal year 2024 to $30.3 million for fiscal year 2025, mainly due to NYCDOT installation service costs and increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by approximately $18.5 million from $27.1 million in fiscal year 2024 to $45.5 million in fiscal year 2025, which was in line with the increase in product sales discussed above.

Operating Expenses. Operating expenses increased by $37.3 million, or 12.6%, from $295.9 million for fiscal year 2024 to $333.2 million in fiscal year 2025. The increase in 2025 was primarily in the Government Solutions segment of approximately $32.1 million which was primarily driven by increases in wages and subcontractor and operational equipment costs, partially offset by a decrease in wage expense in the Parking Solutions segment. Operating expenses as a percentage of total revenue increased from 33.7% to 34.0% in fiscal years 2024 and 2025, respectively. The following table presents operating expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Operating expenses
Commercial Services	$96,894	$92,038	9.9%	10.5%	$4,856	5.3%
Government Solutions	214,607	182,493	21.9%	20.8%	32,114	17.6%
Parking Solutions	16,400	17,353	1.7%	1.9%	(953)	(5.5)%
Operating expenses by segment	327,901	291,884	33.5%	33.2%	36,017	12.3%
Other expenses	5,340	4,053	0.5%	0.5%	1,287	31.8%
Total operating expenses	$333,241	$295,937	34.0%	33.7%	$37,304	12.6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $20.2 million to approximately $215.3 million for fiscal year 2025 compared to $195.1 million for fiscal year 2024. The increase was primarily due to a $10.0 million increase in credit loss expense, $6.7 million in restructuring and transaction expenses, $5.8 million in increased professional services fees, $3.0 million in increased information technology and research and development expenses, and $2.8 million in increased wage expense, partially offset by a decrease in legal expenses compared to the same period in 2024. Selling, general and administrative expenses as a percentage of total revenue decreased from 22.2% to 22.0% in fiscal years 2024 and 2025, respectively. The following table presents selling, general and administrative expenses by segment:

	Year Ended December 31,
			Percentage of Revenue		Increase (Decrease) 2025 vs 2024
($ in thousands)	2025	2024	2025	2024	$	%
Selling, general and administrative expenses
Commercial Services	$75,082	$62,942	7.7%	7.2%	$12,140	19.3%
Government Solutions	78,988	69,972	8.1%	8.0%	9,016	12.9%
Parking Solutions	26,326	25,173	2.6%	2.8%	1,153	4.6%
Selling, general and administrative expenses by segment	180,396	158,087	18.4%	18.0%	22,309	14.1%
Other expenses	34,878	36,967	3.6%	4.2%	(2,089)	(5.7)%
Total selling, general and administrative expenses	$215,274	$195,054	22.0%	22.2%	$20,220	10.4%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $7.2 million to $116.3 million for fiscal year 2025 from $109.1 million for fiscal year 2024. This was primarily due to an increase in depreciation expense related to equipment and software in the 2025 period compared to the 2024 period.

Goodwill Impairment. We recorded an impairment loss of $97.1 million in fiscal year 2024 as a result of our 2024 assessment of goodwill impairment in our Parking Solutions segment. See Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data, of this Annual Report for additional information.

Interest Expense, Net. Interest expense, net, decreased by $9.3 million from $73.9 million in fiscal year 2024 to $64.6 million in fiscal year 2025. This decrease is primarily attributable to a 50 basis-point reduction in the interest rate from refinancing our 2021 Term Loan in October 2024 and a 25 basis-point reduction from refinancing our 2021 Term Loan in October 2025 coupled with decreasing Secured Overnight Financing Rate (“SOFR”) rates. See “Liquidity and Capital Resources” below.

Tax Receivable Agreement Liability Adjustment. We recorded a loss of approximately $0.7 million in fiscal year 2025 as a result of higher estimated state tax rates due to changes in apportionment. We recorded a gain of approximately $0.3 million in fiscal year 2024 as a result of lower estimated state tax rates due to changes in apportionment.

Loss on Interest Rate Swap. We recorded a $0.5 million loss in fiscal year 2024 of which $1.3 million was associated with the derivative instrument re-measured to fair value at the end of the reporting period offset by $(0.8) million related to the monthly cash proceeds. We exercised our option to cancel the interest rate swap agreement effective as of the end of the third quarter of 2024.

Loss on Extinguishment of Debt. We recorded a $1.3 million loss on extinguishment of debt for fiscal year 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the October 2025 refinancing of the 2021 Term Loan. We recorded a $1.7 million loss on extinguishment of debt for fiscal year 2024 related to the write-off of pre-existing deferred financing costs and discounts in connection with the February and October 2024 refinancings of the 2021 Term Loan.

Other Income, Net. Other income, net was $23.2 million in fiscal year 2025 compared to $19.0 million in fiscal year 2024. The increase of approximately $4.2 million was primarily attributable to increases in volume rebates earned from total spend on credit card transactions due to increased tolling and travel activity as well as favorable impacts from fluctuations in foreign currency rates in the 2025 period.

Income Tax Provision. Income tax provision was $58.3 million, representing an effective tax rate of 29.9% for fiscal year 2025 compared to $47.7 million, representing an effective tax rate of 60.2% for fiscal year 2024. Our effective tax rate for 2025 was lower compared to 2024 primarily due to the impact of permanent differences related to the impairment adjustments in the Parking Solutions segment.

Net Income. We had net income of $136.6 million for fiscal year 2025 compared to a net income of $31.4 million for fiscal year 2024. The $105.2 million increase in net income was primarily due to the goodwill impairment recorded in fiscal year 2024 and the other statement of operations activity discussed above.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations and the available borrowing under our Amended Revolver.

We believe that our existing cash and cash equivalents, cash flows provided by operating activities, and our ability to borrow under our Amended Revolver will be sufficient to meet operating cash requirements, service debt obligations and fund potential share repurchases for at least the next 12 months and thereafter for the foreseeable future. Our ability to generate sufficient cash from our operating activities depends on our future performance, which is subject to general economic, political, financial, competitive and other factors beyond our control. In addition, our future capital expenditures and other cash requirements could be higher than currently expected due to various factors, including any expansion of our business or strategic acquisitions.

We have incurred significant long-term debt as a result of acquisitions completed in prior years. Should we pursue strategic acquisitions, we may need to raise additional capital, which may be in the form of additional long-term debt, borrowings on our Amended Revolver, or equity financings, all of which may not be available to us on favorable terms or at all. We have the ability to borrow under our Amended Revolver to meet expected obligations as they come due.

We originally entered into the Revolver (defined below) in March 2018 and increased the borrowing capacity thereunder to $125.0 million in May 2025 pursuant to an amendment thereto. On October 17, 2025, we amended and restated the Revolver and entered into the Amended and Restated Revolving Credit Agreement which increased the existing commitment from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. As of December 31, 2025, we had no outstanding borrowings and $146.3 million available for borrowing, net of letters of credit, under our Amended Revolver. Our cash on hand was $65.3 million as of December 31, 2025.

In fiscal year 2024, we refinanced the 2021 Term Loan which reduced the interest rate by an aggregate 1.00% and eliminated the applicable credit spread adjustment. On October 17, 2025, we refinanced the existing senior secured term loans under the 2021 Term Loan in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 and reduced the interest rate by 0.25%. We made early repayments of approximately $8.5 million on our Amended Term Loan during the year ended December 31, 2025, and as a result, the total principal outstanding on the Amended Term Loan was $687.1 million as of December 31, 2025.

At December 31, 2025, the tax receivable agreement liability was approximately $43.7 million. During fiscal year 2025, we made payments totaling approximately $5.2 million related to the 2024 tax year. We expect to make payments of approximately $5.3 million per year for the next seven years and approximately $1.1 million in the final year.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our outstanding shares of Class A Common Stock under the then-existing program, providing us with approximately $112.7 million available for repurchases. On December 11, 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares calculated using a volume-weighted average price over the term of the ASR agreement. All repurchased shares were subsequently retired. The authorization under this repurchase program ended on April 30, 2025.

During the year ended December 31, 2025, we paid approximately $1.7 million for excise taxes related to 2024 net share repurchases.

In May 2025, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock. On October 23, 2025, our Board of Directors authorized a $150.0 million increase to the size of the share repurchase program, authorizing share repurchases up to an aggregate $250.0 million. Under the repurchase program, we may purchase shares of Class A Common Stock until November 13, 2026 through open market purchases, in privately negotiated transactions, or by other means, including trading plans intended to qualify under Rule 10b5-1 of the Exchange Act, and ASR agreements, each as permitted under applicable rules and regulations. The amount and timing of repurchases will be determined at our discretion and will depend on a variety of factors, including price, general business and market conditions, applicable legal requirements, and alternative investment opportunities. The repurchase program does not obligate us to acquire any particular amount of Class A Common Stock or at any specific time intervals and may be modified, suspended, or terminated at any time at our discretion. During the fourth quarter of fiscal year 2025, we paid $133.4 million to repurchase 6,028,853 shares of our Class A Common Stock through open market transactions, which shares we subsequently retired. In addition, we recorded approximately $1.3 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2025.

The following table sets forth certain captions on our statements of cash flows for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024
Net cash provided by operating activities	$255,802	$223,642
Net cash used in investing activities	(118,789)	(69,720)
Net cash used in financing activities	(150,970)	(211,427)

Cash Flows from Operating Activities

Cash provided by operating activities increased by $32.2 million, from $223.6 million in fiscal year 2024 to $255.8 million in fiscal year 2025. Net income increased $105.2 million from $31.4 million in fiscal year 2024 compared to $136.6 million in fiscal year 2025. The aggregate adjustments to reconcile net income to net cash provided by operating activities decreased by $44.8 million mainly due to the goodwill impairment recorded in the prior year, partially offset by an increase in deferred income taxes, credit loss expense, impairment of long-lived assets and depreciation expense. The aggregate changes in operating assets and liabilities decreased by $28.2 million in fiscal year 2025 primarily due to an increase in the net use of working capital, of which, the majority was attributable to increases in accounts receivable and prepaid assets partially offset by a large payment that reduced accounts payable in the first half of fiscal year 2024.

Cash Flows from Investing Activities

Cash used in investing activities was $118.8 million and $69.7 million for fiscal years 2025 and 2024, respectively. The increase in cash used was primarily driven by a $48.2 million increase for purchases of installation and service parts and property and equipment mainly for the Government Solutions segment compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $151.0 million and $211.4 million for fiscal years 2025 and 2024, respectively. The decreased use in cash from financing activities was mainly due to a $66.5 million decrease in share repurchases in fiscal year 2025 compared to fiscal year 2024.

Long-term Debt

2021 Term Loan and Amended Term Loan

In March 2021, VM Consolidated, our wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan had an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, we had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

In October 2025, VM Consolidated and certain of our subsidiaries entered into the Amended and Restated Term Loan Agreement, to refinance the existing senior secured term loans in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032. The proceeds from the Amended Term Loan were used in their entirety to prepay in full the outstanding principal amount of the existing term loan under the 2021 Term Loan agreement.

The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of December 31, 2025, the interest rate on the Amended Term Loan was 5.7%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election, provided that repayment of the Amended Term Loan with proceeds of certain indebtedness prior to the six-month anniversary of October 17, 2025 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment. We evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During fiscal years 2025 and 2024, we made early repayments of $8.5 million and $9.0 million, respectively, on the Amended Term Loan and the 2021 Term Loan, as applicable, and as a result, the total principal outstanding was $687.1 million as of December 31, 2025.

We recorded $1.3 million of loss on extinguishment of debt during the fiscal year ended December 31, 2025, primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancing discussed above and issuance of the Amended Term Loan. We recognized a loss on extinguishment of debt of $1.7 million for the fiscal year ended December 31, 2024, related to the write-off of pre-existing deferred financing costs and discounts in connection with the 2024 refinancing transactions.

In addition, the Amended Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the Amended and Restated Term Loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year), as set forth in the following table:

Consolidated First Lien Net Leverage Ratio (As Defined in the Amended and Restated Term Loan Agreement)	Applicable Prepayment Percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

We did not have mandatory prepayments of excess cash flows for the fiscal years ended December 31, 2025 or 2024.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. We may redeem all or a portion of the Senior Notes at a redemption price of 101.375% plus accrued and unpaid interest through April 2026 and at face value plus accrued and unpaid interest thereafter.

The Revolver

We entered into a Revolving Credit Agreement in March 2018 (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit, which commitment was increased to $125.0 million in May 2025 pursuant to an amendment thereto. On October 17, 2025, certain of our direct and indirect wholly owned subsidiaries, including VM Consolidated, entered into the Amended and Restated Revolving Credit Agreement to amend and restate the Revolver. The Amended and Restated Revolving Credit Agreement provides for a $150.0 million senior secured asset-based revolving credit facility with a $35.0 million sublimit for the issuance of letters of credit, and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances).

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were no outstanding borrowings on the Amended Revolver as of December 31, 2025 or the Revolver as of December 31, 2024. The availability to borrow was $146.3 million, net of $3.7 million of outstanding letters of credit at December 31, 2025.

A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. We are also required to pay participation and fronting fees at 1.38% on $3.7 million of outstanding letters of credit as of December 31, 2025.

All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of our assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At December 31, 2025, we were compliant with all debt covenants in our debt agreements.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $64.6 million and $73.9 million for the fiscal years ended December 31, 2025 and 2024, respectively.

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

Allowance for Credit Losses

We review historical credit losses and customer payment trends on receivables and develop loss estimates as of the balance sheet date, which includes adjustments for current and future expectations. We identify pools of receivables based on the type of business, industry in which the customer operates, and historical credit loss patterns. We use collection assumptions (typically at the customer level) to estimate expected credit losses. Receivables are written off against the allowance for credit losses when it is probable that amounts will not be collected based on the terms of the customer contracts, and subsequent recoveries reverse the previous write-off and apply to the receivable in the period recovered. No interest or late fees are charged on delinquent accounts. We periodically evaluate the adequacy of our allowance for expected credit losses and adjust appropriately.

Impairment of Goodwill and Long-Lived Assets

We assess goodwill for impairment annually on October 1, or more frequently if events or circumstances indicate that the carrying amounts may not be fully recoverable. We have four reporting units for the purposes of assessing potential impairment of goodwill which include Commercial Services, Government Solutions North America, Government Solutions International, and Parking Solutions. We first consider the option to assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying amount, we then perform a quantitative impairment test by comparing the reporting unit’s fair value with its carrying value. An impairment loss is recognized for the amount by which the reporting units’ carrying value exceeds its fair value, up to the total amount of goodwill allocated to the reporting unit. No impairment is recognized if the fair value of the reporting unit exceeds its carrying value.

The process of evaluating goodwill requires significant judgment including the identification of reporting units and the determination of the fair value of each reporting unit. We estimate the fair value of our reporting units based on a combination of an income approach or more specifically, a discounted cash flow method (“DCF Method”), and a market approach employing the public company market multiple method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values using a market-participant weighted average cost of capital. Significant estimates and assumptions used in the DCF Method include forecasts of future revenue growth rates, EBITDA margin percentages, terminal growth rates, and discount rates. We apply discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and our internally developed projections of future cash flows. The market approach utilizes a blend of revenue and EBITDA multiples from guideline public companies which are comparable to us in size, profitability and other factors to estimate the fair value of the reporting units. Significant estimates and assumptions used in the market approach include the selection of guideline public companies, revenue and EBITDA projections, the selection of revenue and EBITDA multiples, and the application of a control premium. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain, and actual results may differ from those assumed in our analysis. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in our forecasts, business strategy, government regulations, or economic or market conditions could significantly impact these judgments, potentially decreasing the fair value of one or more reporting units. Any resulting impairment charges could have a material impact on our results of operations.

In connection with our annual impairment assessment for fiscal year 2025, we determined it was more likely than not that the fair values of our reporting units were in excess of their carrying value for our Commercial Services, Government Solutions North America, Government Solutions International, and Parking Solutions reporting units based on qualitative factors. In connection with our annual impairment assessment for fiscal year 2024, we performed a quantitative impairment test for our Parking Solutions reporting unit as of October 1, 2024 and we concluded an impairment to goodwill was necessary because the reporting unit’s carrying value exceeded the estimated fair value. We recorded a $97.1 million impairment of goodwill in our Parking Solutions segment during fiscal year 2024, which is presented in the goodwill impairment line item on the consolidated statements of operations.

We review our long-lived assets other than goodwill for impairment whenever events or circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We assess recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value. Our estimates of cash flows are subjective judgments based on past experiences adjusted for trends and future expectations, and can be significantly impacted by changes in our business or economic conditions. The determination of an asset group’s fair value is also subject to significant judgment and utilizes valuation techniques including discounting estimated future cash flows and market-based analyses. If our estimates or underlying assumptions change in the future, our operating results may be materially impacted. During the year ended December 31, 2025, we recorded a $9.4 million impairment which included a $2.1 million write-down of installation and service parts that no longer had future use within the operating expenses line item in the Government Solutions segment, and a $6.3 million impairment to property and equipment, and a $1.0 million impairment to the customer relationship intangible asset within the selling, general and administrative expenses line item in the Government Solutions segment related to the Company’s exit from the province of Ontario, Canada. During the year ended December 31, 2024, we recorded a $0.2 million impairment related to the write-down of installation and service parts that no longer had future use within the operating expenses line item in our Government Solutions segment. During the year ended December 31, 2023, we recorded a $4.3 million impairment which included a $3.9 million write-down of installation and service parts that no longer had future use within the operating expenses line item in our Government Solutions segment, and a $0.4 million impairment of a Right of Use (“ROU”) asset within the selling, general and administrative expenses line item in our Parking Solutions segment.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year, and to recognize deferred tax assets and liabilities for the expected future consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years, while deferred tax liabilities generally represent items that generate a future tax liability for items where deductions have been accelerated for tax purposes. We provide a valuation allowance against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized. We calculate the valuation allowance in accordance with the authoritative guidance relating to income taxes, which requires an assessment of both positive and negative evidence regarding the realizability of these deferred tax assets when measuring the need for a valuation allowance. Significant judgment is required in determining any valuation allowance against deferred tax assets. The realization of deferred tax assets can be affected by, among other things, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods, our experience with utilizing operating loss and other tax carryforwards by jurisdiction, the reversal of existing taxable temporary differences and tax planning alternatives and strategies that may be available. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Judgment is required to assess the future tax consequences of events that have been recognized in our financial statements or tax returns. Variation in the actual outcome of these future tax consequences could materially impact our financial statements.

Private Placement Warrant Liabilities

We accounted for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. For warrants that met all of the criteria for equity classification, the warrants were required to be recorded as a component of additional paid-in capital at the time of issuance. For warrants that did not meet all the criteria for equity classification, the warrants were required to be recorded at their fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants were recognized as a non-cash gain or loss on the statements of operations. Our Public Warrants met the criteria for equity classification and, accordingly, were reported as a component of stockholders’ equity while our Private Placement Warrants did not meet the criteria for equity classification and were instead classified as a liability. The fair value of the Private Placement Warrants was estimated at period-end using a Black-Scholes option pricing model, which was a Level 3 fair value measurement exposed to valuation risk. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Item 8, Financial Statements and Supplementary Data.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to the variable interest rate on the Amended Term Loan described in “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the Amended Term Loan, which has an outstanding balance of $687.1 million at December 31, 2025. As of December 31, 2025, the interest rate on the Amended Term Loan was 5.7%.

Based on the December 31, 2025 balance outstanding, each 1% movement in interest rates will result in an approximately $6.9 million change in annual interest expense.

VERRA MOBILITY CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verra Mobility Corporation (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15a (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition- Government Solutions Segment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s Government Solutions segment principally generates revenue by providing complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. Contractual promises include providing a photo enforcement system to capture images contemporaneously with a suite of services (which may include maintenance, processing images taken by the camera, forwarding eligible images to the police department and processing payments on behalf of the municipality). Management applies judgment in determining whether providing a photo enforcement system and a suite of services represents separate or combined performance obligations. Management has determined that they generally represent a separate performance obligation as the photo enforcement system and the related suite of services, individually, are capable of being distinct and are not highly interdependent and interrelated. For customer contracts where title to the photo enforcement system does not transfer to the customer and is bundled with the suite of services, management has determined there is a single combined performance obligation. This is because the right to use the photo enforcement system and suite of services are transferred to the customer concurrently over the same period of time.

Given the significant judgment required by management in determining whether the photo enforcement system and the related suite of services should be accounted for as separate or combined performance obligations, our associated audit procedures required a high degree of auditor judgment and an increased extent of effort. Accordingly, we considered the determination that the photo enforcement system and related suite of services represent a separate or combined performance obligations to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures for the Government Solutions segment related to management’s conclusion that the photo enforcement system and related suite of services represent a separate or combined performance obligation included the following, among others:

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
•
For a sample of the Company’s revenue arrangements, we read the contracts and assessed the relationship between the photo enforcement system and suite of services within the context of the contract, to determine whether such relationship provided supporting or contradictory evidence related to management’s conclusion that the photo enforcement systems and related suite of services represent a combined or separate performance obligation. We then verified that such revenue arrangements were presented appropriately within the financial statements.

/S/ Deloitte & Touche LLP

Tempe, Arizona
February 24, 2026

We have served as the Company’s auditor since 2023.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Verra Mobility Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Verra Mobility Corporation (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ Deloitte & Touche LLP

Tempe, Arizona

February 24, 2026

VERRA MOBILITY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
(In thousands, except per share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$65,272	$77,560
Restricted cash	3,046	3,594
Accounts receivable (net of allowance for credit losses of $23.0 million and $17.0 million at December 31, 2025 and 2024, respectively)	234,288	206,503
Unbilled receivables	56,100	48,193
Inventory	20,662	15,502
Prepaid expenses and other current assets	61,534	42,647
Total current assets	440,902	393,999
Installation and service parts, net	27,081	36,631
Property and equipment, net	208,703	141,601
Operating lease assets	36,359	29,895
Intangible assets, net	168,641	232,297
Goodwill	741,610	735,615
Other non-current assets	22,366	44,451
Total assets	$1,645,662	$1,614,489
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$101,813	$91,224
Deferred revenue	26,650	29,374
Accrued liabilities	69,851	73,980
Tax receivable agreement liability, current portion	5,257	5,163
Current portion of long-term debt	6,888	—
Total current liabilities	210,459	199,741
Long-term debt, net of current portion	1,021,157	1,034,211
Operating lease liabilities, net of current portion	31,338	25,757
Tax receivable agreement liability, net of current portion	38,418	42,977
Asset retirement obligations	17,789	15,493
Deferred tax liabilities, net	16,341	14,699
Other long-term liabilities	17,200	16,486
Total liabilities	1,352,702	1,349,364
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.0001 par value, 260,000 shares authorized with 153,557 and 159,594 shares issued and outstanding at December 31, 2025 and 2024, respectively	15	16
Additional paid-in capital	547,274	551,955
Accumulated deficit	(243,759)	(269,287)
Accumulated other comprehensive loss	(10,570)	(17,559)
Total stockholders' equity	292,960	265,125
Total liabilities and stockholders' equity	$1,645,662	$1,614,489

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Service revenue	$918,137	$841,676	$783,595
Product sales	60,942	37,531	33,715
Total revenue	979,079	879,207	817,310
Cost of service revenue, excluding depreciation and amortization	30,318	18,988	18,232
Cost of product sales	45,517	27,058	25,231
Operating expenses	333,241	295,937	273,288
Selling, general and administrative expenses	215,274	195,054	198,550
Depreciation, amortization and (gain) loss on disposal of assets, net	116,315	109,072	113,195
Goodwill impairment	—	97,076	—
Total costs and expenses	740,665	743,185	628,496
Income from operations	238,414	136,022	188,814
Interest expense, net	64,618	73,902	86,701
Change in fair value of private placement warrants	—	—	24,966
Tax receivable agreement liability adjustment	687	(257)	(3,077)
Loss on interest rate swap	—	494	817
Loss on extinguishment of debt	1,335	1,745	3,533
Other income, net	(23,208)	(18,970)	(11,123)
Total other expenses	43,432	56,914	101,817
Income before income taxes	194,982	79,108	86,997
Income tax provision	58,349	47,660	29,982
Net income	$136,633	$31,448	$57,015
Other comprehensive income (loss):
Change in foreign currency translation adjustment	6,989	(7,383)	2,689
Total comprehensive income	$143,622	$24,065	$59,704
Net income per share:
Basic	$0.86	$0.19	$0.36
Diluted	$0.85	$0.19	$0.36
Weighted average shares outstanding:
Basic	159,000	165,090	158,777
Diluted	161,292	167,717	160,017

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Common Stock Contingent	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Consideration	Capital	Deficit	Loss	Equity
Balance as of December 31, 2022	148,962	$15	$36,575	$305,423	$(98,078)	$(12,865)	$231,070
Net income	—	—	—	—	57,015	—	57,015
Earn-out shares issued to PE Greenlight Holdings, LLC	5,000	—	(36,575)	36,575	—	—	—
Share repurchases and retirement	(4,581)	—	—	(15,176)	(84,824)	—	(100,000)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	449	—	—	—	—	—	—
Exercise of stock options	451	—	—	5,919	—	—	5,919
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(3,142)	—	—	(3,142)
Exercise of warrants	16,274	2	—	210,438	—	—	210,440
Stock-based compensation	—	—	—	17,476	—	—	17,476
Other comprehensive income, net of tax	—	—	—	—	—	2,689	2,689
Balance as of December 31, 2023	166,555	$17	$—	$557,513	$(125,887)	$(10,176)	$421,467
Net income	—	—	—	—	31,448	—	31,448
Share repurchases and retirement	(7,883)	(1)	—	(26,803)	(174,848)	—	(201,652)
Vesting of RSUs and PSUs	600	—	—	—	—	—	—
Exercise of stock options	322	—	—	4,288	—	—	4,288
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(6,001)	—	—	(6,001)
Stock-based compensation	—	—	—	22,958	—	—	22,958
Other comprehensive loss, net of tax	—	—	—	—	—	(7,383)	(7,383)
Balance as of December 31, 2024	159,594	$16	$—	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	—	136,633	—	136,633
Share repurchases and retirement	(6,715)	(1)	—	(23,613)	(111,098)	—	(134,712)
Vesting of RSUs and PSUs	603	—	—	—	—	—	—
Exercise of stock options	75	—	—	1,087	—	—	1,087
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	—	(7,331)	—	—	(7,331)
Stock-based compensation	—	—	—	25,176	—	—	25,176
Other comprehensive income, net of tax	—	—	—	—	—	6,989	6,989
Other adjustments	—	—	—	—	(7)	—	(7)
Balance as of December 31, 2025	153,557	$15	$—	$547,274	$(243,759)	$(10,570)	$292,960

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$136,633	$31,448	$57,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,080	108,525	113,067
Amortization of deferred financing costs and discounts	3,445	4,106	4,679
Change in fair value of private placement warrants	—	—	24,966
Tax receivable agreement liability adjustment	687	(257)	(3,077)
Change in fair value of interest rate swap	—	1,316	(320)
Loss on extinguishment of debt	1,335	1,745	3,533
Gain on lease modification	(1,517)	—	—
Credit loss expense	22,986	13,002	9,054
Deferred income taxes	19,346	(10,012)	(27,037)
Stock-based compensation	25,176	22,958	17,476
Uncertain tax position reserve release	(2,444)	—	—
Goodwill impairment	—	97,076	—
Impairment of long-lived assets and ROU assets	9,352	170	4,280
Other	2,789	1,403	359
Changes in operating assets and liabilities:
Accounts receivable	(49,646)	(22,664)	(42,459)
Unbilled receivables	(7,257)	(11,987)	(6,252)
Inventory	3,403	1,917	1,148
Prepaid expenses and other assets	(10,350)	5,926	(2,161)
Deferred revenue	(3,188)	1,231	(2,400)
Accounts payable and other current liabilities	(1,773)	(16,425)	50,512
Other liabilities	(7,255)	(5,836)	3,718
Net cash provided by operating activities	255,802	223,642	206,101
Cash Flows from Investing Activities:
Cash receipts (payments) for interest rate swap	—	822	(1,137)
Purchase of intellectual property	—	—	(500)
Purchases of installation and service parts and property and equipment	(119,094)	(70,856)	(56,985)
Cash proceeds from the sale of assets	305	314	332
Net cash used in investing activities	(118,789)	(69,720)	(58,290)
Cash Flows from Financing Activities:
Borrowings on long-term debt	29,791	36,591	—
Repayment of long-term debt	(38,277)	(45,610)	(181,519)
Payment of debt issuance costs	(2,793)	(716)	(459)
Proceeds from the exercise of warrants	—	—	161,408
Share repurchases and retirement	(133,447)	(199,979)	(100,000)
Proceeds from exercise of stock options	1,087	4,288	5,919
Payment of employee tax withholding related to RSUs and PSUs vesting	(7,331)	(6,001)	(3,142)
Net cash used in financing activities	(150,970)	(211,427)	(117,793)
Effect of exchange rate changes on cash and cash equivalents	1,121	(1,063)	589
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,836)	(58,568)	30,607
Cash, cash equivalents and restricted cash - beginning of period	81,154	139,722	109,115
Cash, cash equivalents and restricted cash - end of period	$68,318	$81,154	$139,722

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Year Ended December 31,
Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets	2025	2024	2023
Cash and cash equivalents	$65,272	$77,560	$136,309
Restricted cash	3,046	3,594	3,413
Total cash, cash equivalents, and restricted cash	$68,318	$81,154	$139,722

Supplemental cash flow information:
Interest paid	$65,031	$76,203	$86,113
Income taxes paid, net of refunds	47,146	50,199	54,002
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at year-end	10,543	8,911	5,120
Accrued excise tax payable on net share repurchases	1,265	1,673	—
Operating lease assets obtained in exchange for new operating lease liabilities	29,782	3,994	—
Operating lease asset and operating lease liability released for modified lease	15,034	—	—
Earn-out shares issued to PE Greenlight Holdings, LLC	—	—	36,575
Increase in additional paid-in capital due to exercise of private placement warrants	—	—	49,032

See accompanying Notes to Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”) offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Europe, and Canada. Verra Mobility’s goal is to make transportation safer, smarter, and more connected through our integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement, and commercial parking management. The Company brings together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world. The Company is organized into three operating segments: Commercial Services, Government Solutions, and Parking Solutions (see Note 17, Segment Reporting).

The Commercial Services segment offers automated toll and violations management and title and registration solutions to rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), and other large fleet owners in North America. Through its established relationships with individual tolling authorities throughout the United States, the segment provides an automated and outsourced administrative solution for its customers while also providing a value-added convenience for vehicle drivers and benefits to tolling and issuing authorities. The Company’s toll and violations management solutions facilitate timely payment of tolls and violations incurred by the Company’s customers’ vehicles, accurate transfer of liability on the Company’s customers’ behalf, and billing of, and collections from, individual drivers. It also manages regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet, and FMC customers—to ensure that the transponders and corresponding toll transactions are associated with the correct vehicle. In Europe, the Commercial Services segment provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U.

The Government Solutions segment provides photo enforcement automated safety solutions and services to its customers which include complete, end-to-end speed, red-light, school bus stop arm, and bus lane enforcement solutions. These programs are designed to reduce traffic violations and resulting collisions, injuries, and fatalities. The Company implements and administers traffic safety programs for states, municipalities, counties, school districts, and law enforcement agencies of all sizes, primarily in the United States, Canada, and Australia. The international operations for this segment primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.

The Parking Solutions segment provides an integrated suite of parking software, transaction processing, and hardware solutions to its customers, which include universities, municipalities, healthcare facilities, and commercial parking operators. This segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking, and citation services. It also produces and markets its proprietary software as a service to its customers throughout the United States and Canada.

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

Revenue from a single Government Solutions customer exceeded 10% of total revenue. The City of New York Department of Transportation (“NYCDOT”) represented 17.9%, 15.8% and 16.9% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. NYCDOT represented 31.1% and 17.2% of total accounts receivable, net as of December 31, 2025 and 2024, respectively. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of any period presented.

Significant customer revenues were generated through three of the Company’s Commercial Services customers, with each exceeding 10% of total revenue. Commercial Services Customer A represented 13.5% of total revenue for both the years ended December 31, 2025 and 2024 and 13.6% of total revenue for the year ended December 31, 2023. Commercial Services Customer B represented 11.4%, 11.7% and 10.4% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Commercial Services Customer C represented less than 10% of total revenue for the year ended December 31, 2025, and 10.8% and 11.8% of total revenue for the years ended December 31, 2024 and 2023, respectively. No Commercial Services customer exceeded 10% of total accounts receivable, net as of December 31, 2025 or 2024.

There were no significant customer concentrations that exceeded 10% of total revenue or accounts receivables, net for the Parking Solutions segment as of or for any period presented.

Allowance for Credit Losses

Accounts receivable and unbilled receivables are uncollateralized customer obligations arising from the sale of products or services. Accounts receivable and unbilled receivables have normal trade terms of less than one year and are initially stated at the amounts billed to the customers and subsequently measured at amortized cost net of allowance for credit losses. Unbilled receivables are recorded when revenues have been earned but have not been included on a customer invoice through the end of the billing period (typically within five business days). Unbilled receivables were $56.1 million and $48.2 million as of December 31, 2025 and 2024, respectively.

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

The following presents the activity in the allowance for credit losses by reportable segment for the years ended December 31, 2024 and 2025, respectively:

($ in thousands)	Commercial Services (1)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2024	$15,661	$2,426	$426	$18,513
Credit loss expense (income)	14,670	(1,979)	311	13,002
Write-offs, net of recoveries	(14,293)	(115)	(89)	(14,497)
Balance at December 31, 2024	$16,038	$332	$648	$17,018
Credit loss expense	21,937	186	863	22,986
Write-offs, net of recoveries	(16,445)	(132)	(423)	(17,000)
Balance at December 31, 2025	$21,530	$386	$1,088	$23,004
(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 86% and 85% of the total Commercial Services allowance for credit losses as of December 31, 2025 and 2024, respectively.

Inventory

Inventories consist of parts and electronic components used in the production of parking-management-related hardware sold to certain Parking Solutions customers and photo enforcement systems sold to certain Government Solutions customers. Inventories for the Parking Solutions business were stated at cost on a first-in, first-out basis and the total carrying value was approximately $7.3 million and $8.4 million as of December 31, 2025 and 2024, respectively. Inventories for the Government Solutions business were stated at a weighted average cost and the total carrying value was $13.4 million and $7.1 million as of December 31, 2025 and 2024, respectively. The Company assesses the value of its inventory and writes down the cost to net realizable value upon evaluation of historical experience and assumptions regarding future usage, and any such write down establishes a new cost basis for the items. Total finished goods were approximately $8.4 million and $3.1 million as of December 31, 2025 and 2024, respectively.

Installation and Service Parts

Installation and service parts consist of components used in the construction and maintenance of the Company’s photo enforcement systems. Installation and service parts are stated at cost and are reclassified to property and equipment upon initiation of construction and subsequently placed in service. Installation and service parts used in repairs and maintenance are recorded as operating expenses. See Impairment of Long-Lived Assets section below for a discussion of the write-down of installation and service parts that no longer had future use.

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

Valuation of privately held securities requires judgment due to the lack of readily available observable market data. The carrying value is not adjusted if there are no identified events that would indicate a need for upward or downward adjustments or changes in circumstances that may indicate impairment. In determining the estimated fair value of its investment, the Company utilizes the most recent data available. The Company assesses its investment for impairment quarterly using both qualitative and quantitative factors. If an investment is considered impaired, an impairment loss is recognized and a new carrying value is established for the investment.

There were no indicators of impairment during the years ended December 31, 2025, December 31, 2024 or December 31, 2023.

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired in business combinations. Goodwill is assessed for impairment at least annually at the reporting unit level or more frequently if events or changes in circumstances indicate the carrying value may not be recoverable. If, based on a qualitative analysis, it is determined more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, a quantitative impairment test is performed. Reporting units are identified by assessing whether the components of the Company’s operating segments constitute businesses for which discrete financial information is available, if segment management regularly reviews the operating results of those components and if any of the components can be aggregated based on economic similarities and other factors. Application of the goodwill impairment test requires judgment, including the identification of reporting units, the assignment of assets (including goodwill) to those reporting units and the determination of the fair value of each reporting unit. The date of the Company’s annual impairment analysis is October 1. The Company has four reporting units for the purposes of assessing potential impairment of goodwill which include Commercial Services, Government Solutions North America, Government Solutions International, and Parking Solutions.

The Company estimates the fair value of its reporting units based on a combination of an income approach or more specifically, a discounted cash flow method (“DCF Method”), and a market approach employing the public company market multiple method. The DCF Method is based on projected future cash flows and terminal value estimates discounted to their present values using a market-participant weighted average cost of capital. Significant estimates and assumptions used in the DCF Method include forecasts of future revenue growth rates, EBITDA margin percentages, terminal growth rates, and discount rates. The Company applies discount rates that are commensurate with the risks and uncertainties inherent in the respective reporting units and its internally developed projections of future cash flows. The market approach utilizes a blend of revenue and EBITDA multiples from guideline public companies which are comparable to it in size, profitability and other factors to estimate the fair value of the reporting units. Significant estimates and assumptions used in the market approach include the selection of guideline public companies, revenue and EBITDA projections, the selection of revenue and EBITDA multiples, and the application of a control premium.

In connection with its annual impairment assessment for fiscal year 2025, the Company determined it was more likely than not that the fair values of its reporting units were in excess of their carrying values for the Commercial Services, Government Solutions North America, Government Solutions International, and Parking Solutions reporting units based on qualitative factors. In connection with its annual impairment assessment for fiscal year 2024, the Company performed a quantitative impairment test for its Parking Solutions reporting unit as of October 1, 2024. Based on the results of its quantitative review, the Company concluded an impairment to goodwill was necessary because the reporting unit’s carrying value exceeded the estimated fair value. The Company recorded a $97.1 million impairment of goodwill in the Parking Solutions segment during fiscal year 2024, which is presented in the goodwill impairment line item on the consolidated statements of operations.

Intangible Assets

Intangible assets represent existing customer relationships, trademarks, patents, developed technology (hardware and software), and non-compete agreements. Intangible assets are amortized over their respective estimated useful lives on a straight-line basis, which approximates the utilization of their expected future benefits. Amortization of intangible assets is included in depreciation, amortization and (gain) loss on disposal of assets, net in the consolidated statements of operations.

The Company annually evaluates the estimated remaining useful lives of its intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets (including intangible assets with finite useful lives, property and equipment and installation and service parts) for impairment whenever events or circumstances indicate that the carrying amount of an asset or an asset group may not be fully recoverable. The Company assesses recoverability by comparing the estimated undiscounted future cash flows expected to be generated by the asset or asset group with its carrying value. If the carrying value of the asset or asset group exceeds the estimated undiscounted future cash flows, an impairment loss is recognized for the difference between the estimated fair value and the carrying value.

During the year ended December 31, 2025, the Company recorded a $9.4 million impairment which included a $2.1 million write-down of installation and service parts that no longer had future use within the operating expenses line item in the Government Solutions segment, and a $6.3 million impairment to property and equipment, and a $1.0 million impairment to the customer relationship intangible asset within the selling, general and administrative expenses line item in the Government Solutions segment related to the Company’s exit from the province of Ontario, Canada. During the year ended December 31, 2024, the Company recorded a $0.2 million impairment related to the write-down of installation and service parts that no longer had future use within the operating expenses line item in the Government Solutions segment. During the year ended December 31, 2023, the Company recorded a $4.3 million impairment which included a $3.9 million write-down of installation and service parts that no longer had future use within the operating expenses line item in the Government Solutions segment, and $0.4 million impairment of a ROU asset within the selling, general and administrative expenses line item in the Parking Solutions segment.

Self-Insurance

The Company is self-insured for medical costs and has stop-loss insurance policies to limit its exposure to individual and aggregate claims made. Liabilities for these programs are estimated based on outstanding claims and claims estimated to be incurred but not yet reported using historical loss experience. These estimates are subject to variability due to changes in trends of losses for outstanding claims and incurred but not reported claims, including external factors such as the number, and cost of claims, benefit level changes, and claim settlement patterns.

Warrants

As of December 31, 2022, there were warrants outstanding to acquire 19,999,967 shares of the Company’s Class A Common Stock including: (i) 6,666,666 Private Placement Warrants and (ii) 13,333,301 warrants issued in connection with the initial public offering (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). The Warrants had a five-year term and expired in October 2023, unless they were redeemed or exercised prior to expiration. As of December 31, 2023, all Warrants were either exercised by the holder or redeemed by the Company. See Note 12, Stockholders’ Equity, for additional details on warrant exercises.

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

The following details the components of the loss on interest rate swap for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2024	2023
Change in fair value	$1,316	$(320)
Cash (receipts) payments	(822)	1,137
Total loss on interest rate swap	$494	$817

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

The carrying amounts reported in the Company’s consolidated balance sheets for cash, accounts receivable, accounts payable, and accrued liabilities approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s long-term debt was calculated based upon available market information. The carrying value and the estimated fair value of long-term debt are as follows:

	Level in	December 31, 2025		December 31, 2024
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Term Loan	2	$680,339	$692,235	$687,203	$699,916
Senior Notes	2	347,706	346,500	347,008	341,250

The Company has an equity investment measured at cost with a carrying value of $2.0 million and $1.9 million as of December 31, 2025 and 2024 respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within Level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the years ended December 31, 2025 and 2024.

The recurring fair value measurement of the interest rate swap was valued based on observable inputs for similar assets and liabilities including swaption values and other observable inputs for interest rates and yield curves and was classified within Level 2 of the fair value hierarchy. The following presents the changes in the fair value of the interest rate swap in the gross balances within the below line items for the year ended December 31, 2024:

($ in thousands)	December 31, 2024
Prepaid expenses and other current assets
Beginning balance	$689
Change in fair value of interest rate swap	(689)
Ending balance	$—

Other non-current assets
Beginning balance	$627
Change in fair value of interest rate swap	(627)
Ending balance	$—

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

Deferred Financing Costs

Deferred financing costs consist of the costs incurred to obtain long-term financing, including the Company’s credit facilities (see Note 8, Long-term Debt). These costs, which are a reduction to long-term debt on the consolidated balance sheets, are amortized over the term of the related debt, using the effective interest method for term debt and the straight-line method for revolving credit facilities. Amortization of deferred financing costs for fiscal years 2025, 2024 and 2023 was $3.4 million, $4.1 million and $4.7 million, respectively.

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

Stock-based Compensation

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan which provides for a variety of stock-based awards for issuance to employees and directors. In May 2023, the Company’s stockholders approved the Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), which, among other things, increased the maximum number of shares available for awards by 5,000,000 shares. The Company grants RSUs, stock options, and PSUs.

The Company recognizes the fair value of RSUs based on the Company’s common stock price at market close on the date of the grant. The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and uses the Monte Carlo simulation model to determine the fair value of PSUs containing market conditions. The Black-Scholes model requires an assumption regarding the expected life of the stock option, which the Company estimated to be 6.25 years by applying the short-cut method permitted under SEC Staff Accounting Bulletin No. 110. PSUs granted vest at the end of a three-year period (or ratably over three years for certain grants), which matches the awards’ performance period. RSUs and stock options vest based on the continued service of the recipient. PSUs are issued upon continued service along with the relative satisfaction of a market condition that measures the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period or to the Company’s absolute total stockholder return. In addition, the Black-Scholes and the Monte Carlo models require assumptions to be made regarding the expected volatility of the Company’s stock price. Stock price volatility is determined by averaging an implied volatility with the measure of historical volatility for stock options and using the historical volatility for PSUs.

The following represents our weighted average assumptions for stock options and PSUs granted for the respective periods:

	For the Year Ended December 31,
	2025	2024	2023
Stock options (1)
Weighted average expected volatility	n/a	n/a	38.5%
Weighted average risk-free interest rate	n/a	n/a	4.28%
PSUs
Weighted average expected volatility	31.0%	35.2%	43.8%
Weighted average risk-free interest rate	3.85%	4.26%	4.29%

(1) There were no stock options granted during fiscal year 2025 or 2024.

Compensation expense for stock-based awards is determined based on the grant date fair value. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of the stock-based award. The compensation expense for the PSUs is recognized over the requisite service period regardless of whether the market condition is satisfied. Forfeitures are accounted for as they occur. See Note 13, Equity Incentive Plan, for more information on the Company’s stock-based awards.

Revenue Recognition

Nature of Goods and Services

The following is a description of principal activities, separated by reportable segments, from which the Company generates revenue:

Commercial Services. The Commercial Services segment offers toll and violation management solutions for commercial fleet operators, including RACs, Direct Fleets, and FMCs. The Company determined its performance obligation is a distinct stand-ready obligation, as there is an unspecified quantity of services provided that does not diminish, and the customer is being charged only when it uses the Company’s services, such as toll payment and title and registration. Payment terms for contracts with commercial fleet and rental car companies vary, but are usually billed as services are performed. The Company recognizes revenue over time based on the number of transactions processed on behalf of customers during the period. It recognizes revenue on a net basis when it acts as an agent in the transaction.

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

•
Product sales – primarily consists of sales of camera systems, and where applicable certain highly interdependent and interrelated installation services, which are accounted for as a single performance obligation. The revenues for this performance obligation are recognized when control of the integrated solution is transferred to the customer.
•
Service revenue – the Company typically provides a suite of services which may include camera maintenance, processing images taken by the camera, forwarding eligible images to the police department and processing payments on behalf of the municipality. The Company concluded that the suite of services as a whole represents one service offering and is a single performance obligation. The service offering is accounted for as a single continuous service. The Company applies the series guidance for those services as it stands ready to deliver those services over the contract period. Service revenue also includes certain distinct camera system installation and relocation services. The Company recognizes revenue from services over time, as they are performed.

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

In contracts with multiple performance obligations, consideration is allocated to the separate performance obligations based on their relative SSPs. The Company determines SSP using observable prices of products sold separately in comparable transactions when available; otherwise, SSP is estimated using methods that maximize observable inputs, including expected cost plus margin and/or the contract price where other observable inputs do not exist. Certain service offerings are sold using multiple pricing models and over a broad range of amounts, resulting in SSP that may be highly variable. In those limited circumstances, and when the criteria in ASC 606 are met, the Company may estimate the SSP for those service offerings using a residual approach and evaluate the reasonableness of the resulting estimate relative to observable evidence and market conditions.

Parking Solutions. The Parking Solutions business offers an integrated suite of parking software, transaction processing, and hardware solutions to its customers. Revenue is derived primarily from the sale of software as a service (“SaaS”) and specialized hardware. For bundled offerings, the Company accounts for individual products and services separately if they are distinct and allocates the transaction price based on the relative SSP. The Company is able to establish the SSP for its product sales based on the observable prices of products sold separately in comparable transactions. For professional services, the Company’s estimate of the standalone selling price is comprised of multiple factors which include a cost plus margin approach and the historical sales price of similar services. The Company is unable to establish the SSP for its software licenses based on observable prices given the same products are sold at a broad range of prices and a representative SSP is not discernible from past transactions or other observable evidence, as such, the SSP for software licenses included in a contract with multiple performance obligations is generally determined by applying a residual approach. The Company’s estimates of SSP are reassessed on a periodic basis or when facts and circumstances change.

•
The Company’s hosted parking management software products provide customers the ability to manage access to their parking lots and garages, issue physical or virtual parking permits, and manage citations issued through enforcement devices. Revenue derived from these SaaS products is recognized ratably over the contractual service period beginning on the date the service is made available to the customer.
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

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance which are expected to be recognized as revenue in future periods, and it primarily relates to the Government Solutions and Parking Solutions customers. As of December 31, 2025 and 2024, the Company had approximately $8.9 million and $11.8 million of deferred revenue in the Government Solutions segment, respectively. During the twelve months ended December 31, 2025 and 2024, the Company recognized $7.9 million and $6.7 million, respectively, of revenue, excluding exchange rate impact, related to amounts that were included in deferred revenue as of December 31, 2024 and 2023. As of December 31, 2025 and 2024, the Company had approximately $20.1 million and $21.7 million of deferred revenue in the Parking Solutions segment, respectively. During the twelve months ended December 31, 2025 and 2024, the Company recognized $20.0 million and $18.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2024 and 2023.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of December 31, 2025, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $143.8 million, of which $61.1 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

Credit Card Rebates

The Company earns volume rebates from total spend on purchasing cards and recognizes the income in other income, net in the consolidated statements of operations. For the fiscal years ended December 31, 2025, 2024 and 2023, the Company recorded $21.5 million, $18.9 million, and $17.8 million, respectively, related to rebates.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the fiscal years ended December 31, 2025, 2024, and 2023, were $1.3 million, $1.6 million, and $1.1 million, respectively, and were included in selling, general, and administrative expenses in the consolidated statements of operations.

Foreign Currency

Assets and liabilities denominated in foreign currencies that differ from their functional currencies are re-measured at the exchange rate on the balance sheet date. The foreign currency effect of the re-measurement is included in other income, net in the consolidated statements of operations. The impact of foreign currency re-measurement was a gain of less than $0.1 million for the fiscal year ended December 31, 2025, and losses of $0.4 million and $1.7 million for the fiscal years ended December 31, 2024 and 2023, respectively.

The assets and liabilities of our foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars at current exchange rates while revenue and expenses are translated from functional currencies at average monthly exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive loss in stockholders’ equity.

Recent Accounting Pronouncements

Accounting Standards Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires companies to disclose specific categories in the rate reconciliation, provide additional disclosure for reconciling items that exceed proscribed thresholds, and enhance disclosure regarding income taxes paid and sources of income (loss) from continuing operations including the tax expense (or benefit) disaggregated by federal, state and foreign taxes. The Company adopted this standard on a prospective basis as of December 31, 2025 which included providing relevant disclosures within Note 11, Income Taxes; however, there were no other impacts from the adoption of this standard.

Accounting Standards Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within fiscal years beginning after December 15, 2027. The guidance can be applied on a prospective basis, a modified basis for in-process projects, or on a retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements and disclosures.

3.
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at December 31:

($ in thousands)	2025	2024
Prepaid services	$22,925	$17,359
Income taxes receivable	14,213	3,063
Prepaid tolls	8,425	8,751
Deposits	3,113	3,057
Prepaid insurance	1,761	2,304
Costs to fulfill a customer contract	761	3,710
Other	10,336	4,403
Total prepaid expenses and other current assets	$61,534	$42,647

4.
Property and Equipment, Net

Property and equipment, net, consists of the following at December 31:

($ in thousands)	2025	2024
Equipment	$258,006	$211,213
Software	92,690	61,183
Leasehold improvements	13,228	12,287
Computer equipment	23,287	22,411
Furniture	2,481	2,464
Automobiles	21,744	15,248
Construction in progress	35,051	15,053
Property and equipment	446,487	339,859
Less: accumulated depreciation	(237,784)	(198,258)
Property and equipment, net	$208,703	$141,601

Depreciation expense was $49.5 million, $41.4 million, and $35.2 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

5.
Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2023	$422,091	$214,602	$199,142	$835,835
Goodwill impairment (1)	—	—	(97,076)	(97,076)
Foreign currency translation adjustment	(1,924)	(1,220)	—	(3,144)
Balance at December 31, 2024	420,167	213,382	102,066	735,615
Foreign currency translation adjustment	5,064	931	—	5,995
Balance at December 31, 2025	$425,231	$214,313	$102,066	$741,610

(1) The Company recorded an impairment to goodwill in its Parking Solutions segment during fiscal year 2024, refer to Note 2, Significant Accounting Policies, for additional information.

Intangible assets consist of the following as of the respective period-ends:

	Weighted	Weighted	At December 31, 2025
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	4.1 years	8.8 years	$4,822	$2,484
Patent	2.8 years	5.0 years	500	217
Customer relationships	2.5 years	9.3 years	559,256	412,488
Developed technology	2.7 years	7.2 years	40,656	21,404
Gross carrying value of intangible assets			605,234	$436,593
Less: accumulated amortization			(436,593)
Intangible assets, net			$168,641

	Weighted	Weighted	At December 31, 2024
	Average	Average	Gross
	Remaining	Amortization	Carrying	Accumulated
($ in thousands)	Useful Life	Period	Amount	Amortization
Trademarks	5.2 years	8.8 years	$4,667	$1,972
Patent	3.8 years	5.0 years	500	117
Customer relationships	3.5 years	9.3 years	557,958	348,138
Developed technology	3.9 years	7.2 years	38,659	19,260
Gross carrying value of intangible assets			601,784	$369,487
Less: accumulated amortization			(369,487)
Intangible assets, net			$232,297

Amortization expense was $64.4 million, $67.0 million, and $77.6 million for fiscal years ended December 31, 2025, 2024, and 2023, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
2026	$57,922
2027	28,341
2028	22,316
2029	21,335
2030	20,243
Thereafter	18,484
Total	$168,641

6.
Accrued Liabilities

Accrued liabilities consist of the following at December 31:

($ in thousands)	2025	2024
Accrued salaries and wages	$41,050	$34,310
Current portion of operating lease liabilities	6,750	6,925
Accrued interest payable	4,204	4,211
Income taxes payable	3,278	662
Advanced deposits	3,270	2,993
Restricted cash due to customers	2,616	2,858
Self-insurance liability	1,796	1,271
Current deferred tax liabilities	—	7,650
Other	6,887	13,100
Total accrued liabilities	$69,851	$73,980

7.
Asset Retirement Obligations

The following summarizes the changes in the Company’s asset retirement obligations for the years ended December 31:

($ in thousands)	2025	2024
Asset retirement obligations, beginning balance	$15,493	$14,580
Liabilities incurred	2,760	1,419
Accretion expense	486	678
Liabilities settled	(950)	(1,184)
Asset retirement obligations, ending balance	$17,789	$15,493

8.
Long-term Debt

The following table provides a summary of the Company’s long-term debt at December 31:

($ in thousands)	2025	2024
Term Loan	$687,082	$695,568
Senior Notes	350,000	350,000
Less: original issue discounts	(2,193)	(2,322)
Less: unamortized deferred financing costs	(6,844)	(9,035)
Total long-term debt, net	1,028,045	1,034,211
Less: current portion of long-term debt	(6,888)	—
Total long-term debt, net of current portion	$1,021,157	$1,034,211

The following table presents the aggregate principal and interest payments in future years on long-term debt as of December 31, 2025:

($ in thousands)	Principal	Interest (1)
2026	$6,888	$58,919
2027	6,888	58,520
2028	6,888	58,015
2029	356,888	44,243
2030	6,888	38,071
Thereafter	652,642	67,218
Total	$1,037,082	$324,986

(1) The variable interest rate in effect as of December 31, 2025 was used to calculate interest payments for the Amended Term Loan.

2021 Term Loan and Amended Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan had an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, the Company had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and are being amortized over the remaining life of the 2021 Term Loan.

In October 2025, VM Consolidated and certain of the Company’s subsidiaries entered into the Amendment and Restatement Agreement No. 2 to the Amended and Restated First Lien Term Loan Credit Agreement dated as of March 26, 2021, to refinance the existing senior secured term loans in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 (the “Amended Term Loan”). The proceeds from the Amended Term Loan were used in their entirety to prepay in full the outstanding principal amount of the existing term loan under the 2021 Term Loan agreement.

The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of December 31, 2025, the interest rate on the Amended Term Loan was 5.7%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election, provided that repayment of the Amended Term Loan with proceeds of certain indebtedness prior to the six-month anniversary of October 17, 2025 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment. The Company evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During fiscal years 2025 and 2024, the Company made early repayments of $8.5 million and $9.0 million, respectively, on the Amended Term Loan and the 2021 Term Loan, as applicable, and as a result, the total principal outstanding was $687.1 million as of December 31, 2025.

The Company recorded $1.3 million of loss on extinguishment of debt during the fiscal year ended December 31, 2025 primarily related to the write-off of pre-existing deferred financing costs and discounts in connection with the refinancings discussed above and issuance of the Amended Term Loan. It recognized a loss on extinguishment of debt of $1.7 million for the fiscal year ended December 31, 2024, related to the write-off of pre-existing deferred financing costs and discounts in connection with the 2024 refinancing transactions. It recognized a loss on extinguishment of debt of $3.5 million for the fiscal year ended December 31, 2023, related to write-off of pre-existing deferred financing costs and discounts in connection with the early repayments.

In addition, the Amended Term Loan requires mandatory prepayments equal to the product of the excess cash flows of the Company (as defined in the Amended and Restated Term Loan agreement) and the applicable prepayment percentages (calculated as of the last day of the fiscal year), as set forth in the following table:

Consolidated First Lien Net Leverage Ratio (As Defined in the Amended and Restated Term Loan Agreement)	Applicable Prepayment Percentage
> 3.70:1.00	50%
< 3.70:1.00 and > 3.20:1.00	25%
< 3.20:1.00	0%

The Company did not have mandatory prepayments of excess cash flows for the fiscal years ended December 31, 2025 or 2024.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. The Company may redeem all or a portion of the Senior Notes at a redemption price of 101.375% plus accrued and unpaid interest through April 2026 and at face value plus accrued and unpaid interest thereafter.

The Revolver

The Company entered into a Revolving Credit Agreement in March 2018 (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit, which commitment was increased to $125.0 million in May 2025 pursuant to an amendment thereto. On October 17, 2025, certain of the Company’s direct and indirect wholly owned subsidiaries, including VM Consolidated, entered into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”) to amend and restate the Revolver (the “Amended Revolver”). The Amended and Restated Revolving Credit Agreement provides for a $150.0 million senior secured asset-based revolving credit facility with a $35.0 million sublimit for the issuance of letters of credit, and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances).

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were no outstanding borrowings on the Amended Revolver as of December 31, 2025 or the Revolver as of December 31, 2024. The availability to borrow was $146.3 million, net of $3.7 million of outstanding letters of credit at December 31, 2025.

A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. The Company is also required to pay participation and fronting fees at 1.38% on $3.7 million of outstanding letters of credit as of December 31, 2025.

All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At December 31, 2025, the Company was compliant with all debt covenants in its debt agreements.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $64.6 million, $73.9 million, and $86.7 million for the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

The weighted average effective interest rates on the Company’s outstanding borrowings were 5.6% and 6.2% at December 31, 2025 and 2024, respectively.

9.
Leases

The Company’s operating leases primarily consist of office, equipment, and vehicle leases expiring at various dates through January 2037. The Company has lease agreements with lease and non-lease components and has elected to account for such components as a single lease component. The Company measures and recognizes contracts containing a lease and determines lease classification at commencement. Right of use operating assets and lease liabilities are measured based on the estimated present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its estimated incremental borrowing rate when the rate implicit in the lease cannot be readily determined. The estimated incremental borrowing rate is based upon information available at lease commencement including publicly available data for debt instruments. The lease term includes periods covered by options to extend when it is reasonably certain the Company will exercise such options as well as periods subsequent to an option to terminate the lease if it is reasonably certain the Company will not exercise the termination option. Certain of the lease agreements have rent abatement and escalating rental payment provisions. Operating lease costs are recognized on a straight-line basis over the lease term. Variable lease costs are recognized as incurred. The Company’s lease agreements do not contain any material residual value guarantees or restrictive covenants. The Company does not have material short-term leases and does not engage in material subleasing activities.

As of December 31, 2025 and 2024, operating leases had a remaining weighted average lease term of 7.6 years and 7.5 years, respectively, and operating lease liabilities were measured using a weighted average discount rate of 6.5% and 5.8%, respectively. The total operating lease costs for the fiscal years ended December 31, 2025, 2024, and 2023 were $10.3 million, $9.3 million, and $9.5 million, respectively. Variable lease costs for fiscal years ended December 31, 2025, 2024, and 2023 were approximately $3.7 million, $3.8 million, and $2.7 million, respectively. Finance leases for the Company were not material.

The following is a summary of the operating lease liabilities as of December 31:

($ in thousands)	2025	2024
Operating lease liabilities, net of current portion	$31,338	$25,757
Current portion	6,750	6,925
Total operating lease liabilities	$38,088	$32,682

The following provides future maturities of operating lease liabilities as of December 31, 2025:

($ in thousands)
2026	$8,266
2027	7,599
2028	5,916
2029	5,287
2030	5,277
Thereafter	24,219
Total minimum payments	56,564
Less: amount representing interest	(13,601)
Less: tenant improvement receivable	(4,875)
Total	$38,088

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

The components of basic and diluted net income per share are as follows:

	For the Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$136,633	$31,448	$57,015
Denominator:
Weighted average shares - basic	159,000	165,090	158,777
Common stock equivalents	2,292	2,627	1,240
Weighted average shares - diluted	161,292	167,717	160,017
Net income per share - basic	$0.86	$0.19	$0.36
Net income per share - diluted	$0.85	$0.19	$0.36
Antidilutive shares excluded from diluted net income per share:
ASR shares (1)	—	952	566
Non-qualified stock options	—	—	222
Performance share units	14	12	22
Restricted stock units	10	23	219
Total antidilutive shares excluded	24	987	1,029

(1) This represents the number of additional estimated shares the counterparties to the Company’s ASR agreements initiated in 2024 and 2023, respectively, would have been required to deliver had the ASRs been settled as of December 31, 2024 and 2023, respectively. The final settlement of the 2024 ASR occurred in the first quarter of 2025, at which time, the Company received 685,934 additional shares. The final settlement of the 2023 ASR occurred in the first quarter of 2024, at which time, the Company received 534,499 additional shares.

11.
Income Taxes

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, in fiscal year 2025, and as a result, updated the presentation of income tax financial information on a prospective basis.

Income before income taxes consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
U.S.	$197,856	$114,296	$92,425
Foreign	(2,874)	(35,188)	(5,428)
Total income before incomes taxes	$194,982	$79,108	$86,997

The income tax provision consisted of the following:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Current
Federal	$19,743	$40,381	$38,109
State	14,601	16,964	15,794
Foreign	4,659	329	3,113
Total current	39,003	57,674	57,016
Deferred
Federal	18,371	(5,696)	(16,522)
State	4,060	(1,697)	(6,335)
Foreign	(3,085)	(2,621)	(4,177)
Total deferred	19,346	(10,014)	(27,034)
Income tax provision	$58,349	$47,660	$29,982

Total federal	$38,114	$34,685	$21,587
Total state	18,661	15,267	9,459
Total foreign	1,574	(2,292)	(1,064)
Income tax provision	$58,349	$47,660	$29,982

A reconciliation to the income tax provision from the amounts computed by applying the statutory U.S. federal income tax rate is as follows:

	For the Year Ended December 31, 2025
($ in thousands)	Amount	Percent
Income tax expense at statutory rate	$40,946	21.0%
Domestic Federal
Effect of changes in tax laws or rates enacted in the current period	—	—
Effects of cross-border tax laws
Subpart F	532	0.3%
Tax credits
Research and experimentation credit	(2,724)	(1.4)%
Other credits	(253)	(0.1)%
Change in valuation allowances	—	—
Nontaxable or non-deductible items
162m limitation	2,318	1.2%
Other non-taxable or non-deductible items	628	0.3%
Other Adjustments	586	0.3%
State income taxes, net of federal income tax effect (1)	13,746	7.0%
Foreign
Canada
Changes in valuation allowances	2,602	1.3%
Other	(1,066)	(0.5)%
Other foreign jurisdictions	641	0.3%
Changes in unrecognized tax benefits	393	0.2%
Total income tax provision	$58,349	29.9%

(1) State taxes in New York and New York City made up the majority (greater than 50%) of the tax effect in this category.

	For the Year Ended December 31,
($ in thousands)	2024	2023
Income tax provision at statutory rate	$16,612	$18,270
State income taxes, net of federal income tax effect	11,032	7,762
162(m) limitation	1,790	1,000
Non-deductible expenses	1,365	49
Stock-based compensation	(102)	796
Unrecognized tax benefits	2,593	1,831
Goodwill impairment	18,091	—
Tax impact for change in fair value of warrants	—	5,243
Change in valuation allowance	(1,466)	297
Research and development credits	(2,713)	(1,032)
Tax receivable agreement imputed interest	—	(3,641)
Other	458	(593)
Total income tax provision	$47,660	$29,982

Significant components of the Company’s deferred income tax assets and liabilities consist of the following at December 31:

($ in thousands)	2025	2024
Deferred tax assets:
Accrued expenses and other	$6,834	$6,279
Allowance for credit losses	6,138	14,237
Net operating loss carryforward	15,936	12,238
Interest expense limitation carryforward	—	3,566
Federal and state income tax credits	1,055	3,808
ASC 842 operating lease liabilities	10,141	8,428
R&D Section 174 capitalization	12,480	16,178
Stock compensation	5,493	3,410
Tax receivable agreement imputed interest	3,171	3,479
Transaction costs	154	228
Other	523	2,352
Gross deferred tax assets	61,925	74,203
Valuation allowance	(8,973)	(5,542)
Deferred tax assets, net of valuation allowance	52,952	68,661
Deferred tax liabilities:
Intangible assets and transaction costs	(23,151)	(23,030)
Property and equipment	(20,910)	(12,975)
Financing costs	(531)	(1,975)
Prepaid assets	(6,936)	(3,023)
ASC 842 operating lease assets	(9,732)	(7,687)
Gross deferred tax liabilities	(61,260)	(48,690)
Total deferred tax (liabilities) assets, net	$(8,308)	$19,971

As of December 31, 2025 and 2024, the Company presented $8.0 million and $34.7 million, respectively, of deferred tax assets, net, to reflect U.S. entity deferred taxes within other non-current assets in the Company’s consolidated balance sheets.

As of December 31, 2025, the Company has provided income taxes on the earnings of foreign subsidiaries, except to the extent such earnings are considered indefinitely reinvested. The amount of the unrecognized deferred tax liability related to these temporary differences is approximately $0.8 million.

In accordance with ASC 740, Income Taxes, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets can be affected by, among other things, the nature, frequency, and severity of current and cumulative losses, forecasts of future profitability, limitations on the use of acquired tax attributes due to an ownership change under the Internal Revenue Code of 1986, as amended (“IRC”) section 382, the length of statutory carryforward periods, the Company’s experience with utilizing operating losses and tax credit carryforwards by jurisdiction, and tax planning alternatives and strategies that may be available.

The Company performed an analysis of the reversal of the deferred tax assets and considered the overall business environment, historical earnings, the outlook for future years and the impact of limitations on the use of acquired tax attributes due to an ownership change under IRC section 382. The Company determined that it is more likely than not that the benefit from certain foreign net operating loss carryforwards will not be realized as of the years ended December 31, 2025 and 2024, and as such provided a valuation allowance of $9.0 million and $5.5 million, respectively. The valuation allowance could be adjusted in future periods if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

The net operating loss carryforwards represent $115.2 million and $103.0 million of federal, state, and foreign net operating losses at December 31, 2025 and 2024, respectively. The federal net operating loss carryforward at December 31, 2025 consists of $8.4 million of losses that were generated after 2017 with no expiration date. The Company also has certain tax credits of $1.0 million and $3.8 million at December 31, 2025 and 2024, respectively, which if unused will begin to expire in 2026.

The following table summarizes the activity related to the Company’s unrecognized tax benefits as of December 31:

($ in thousands)	2025	2024
Balance at the beginning of the year	$17,285	$16,157
Increases/(decreases) related to current year tax positions	908	867
Increases/(decreases) related to prior year tax positions	826	491
Expiration due to statute of limitations	(6,688)	(230)
Balance at the end of the year	$12,331	$17,285

Included in the balance of unrecognized tax benefits as of December 31, 2025 were $10.2 million of tax benefits that, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits as income tax expense. The Company recognized $(0.6) million for fiscal year 2025 and $1.0 million for fiscal year 2024 in interest and penalties. The Company had accrued interest and penalties of $1.6 million and $2.2 million at December 31, 2025 and 2024, respectively. The Company accounts for uncertain tax positions by recognizing the financial statement effects of a tax position only when, based on technical merits, it is more likely than not that the tax position will be sustained under examination.

The Company is subject to examination by the Internal Revenue Service and taxing authorities in various jurisdictions. The Company files U.S. federal and various foreign income tax returns which are subject to examination by the taxing authorities in the respective jurisdictions, generally for three or four years after they are filed. The Company’s state income tax returns are generally no longer subject to income tax examination by tax authorities prior to 2021; however, the Company’s net operating loss carryforwards and research credit carryforwards arising prior to that year are subject to adjustment. The Company is currently under audit by various state tax jurisdictions for the years 2018 through 2022; however, no material adjustments are anticipated. The Company regularly assesses the likelihood of tax deficiencies in each of the tax jurisdictions and, accordingly, makes appropriate adjustments to the tax provision as deemed necessary.

The following table summarizes the amount of cash taxes paid:

For the Year Ended December 31,
($ in thousands)	2025
Federal	$31,388
State	14,909
Foreign	849
Total	$47,146

The income taxes paid (net of refunds) in the following jurisdictions exceeded 5% of total income taxes paid (net of refunds):

For the Year Ended December 31,
($ in thousands)	2025
State
New York	$4,826
New York City	3,847

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

12.
Stockholders’ Equity

The Company’s Second Amended and Restated Certificate of Incorporation authorizes the issuance of 261,000,000 shares of capital stock, consisting of (i) 260,000,000 shares of Class A Common Stock, and (ii) 1,000,000 shares of preferred stock, each at par value of $0.0001 per share. The outstanding shares of the Company’s common stock are duly authorized, validly issued, fully paid and non-assessable.

Warrants

All warrants that were outstanding to acquire shares of the Company’s Class A Common Stock, including Public Warrants and Private Placement Warrants, were either exercised by the holder or redeemed by the Company as of December 31, 2023.

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

The 2023 ASR’s final settlement in January 2024 was recorded during the year ended December 31, 2024. The Company paid a total of $200.0 million for share repurchases during the year ended December 31, 2024, and accounted for all share repurchase transactions by deducting the par value from common stock, reducing $26.8 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $173.2 million. In addition, the Company recorded approximately $1.7 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2024. The prior repurchase authorization expired on April 30, 2025.

Share Repurchases and Retirement - 2025

In May 2025, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A Common Stock over an 18-month period. On October 23, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of the Company’s outstanding shares of Class A Common Stock under the existing May 2025 program, providing the Company with $250.0 million available for repurchases.

In the fourth quarter of fiscal year 2025, the Company paid $133.4 million to repurchase 6,028,853 shares of its Class A Common Stock through open market transactions, which shares it subsequently retired.

As of December 31, 2025, $116.6 million remains available under the Company’s authorized share repurchase program.

The 2024 ASR’s final settlement on March 3, 2025 (discussed above) was recorded during the year ended December 31, 2025. The Company paid a total of $133.4 million for share repurchases during the year ended December 31, 2025, and accounted for the share repurchase transactions by deducting the par value from common stock, reducing $23.6 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $109.8 million. In addition, the Company recorded approximately $1.3 million within accrued liabilities related to the excise taxes payable on net share repurchases on the consolidated balance sheets as of December 31, 2025.

13.
Equity Incentive Plan

In October 2018, the Company established the Verra Mobility 2018 Equity Incentive Plan which provides for a variety of stock-based awards including RSUs, PSUs, and non-qualified stock options to employees and non-employee directors. In May 2023, the stockholders approved the Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan (the “2018 Plan”), which, among other things, increased the maximum number of shares available for awards by 5,000,000 shares. The maximum number of shares of the Company’s common stock that may be subject to awards under the 2018 Plan was 15,864,000 as of December 31, 2025, subject to adjustment in accordance with the terms of the 2018 Plan. At December 31, 2025, the Company had an aggregate of 6,010,131 shares of common stock available for future grants under the 2018 Plan.

RSUs and PSUs

The Company’s RSUs consist of a right to receive shares on one or more vesting dates in the future. RSUs granted to employees vest ratably over four years (or shorter periods for certain grants) from their individual award dates, subject to continued employment on the applicable vesting dates. RSUs granted to non-employee directors vest on the earlier of (a) the first anniversary of the vesting start date, or (b) the date immediately prior to the next annual stockholders meeting held by the Company occurring after the date of grant.

The Company grants PSUs to senior executives which consist of a right to receive shares generally at the end of a three-year period (or ratably over three years for certain grants). PSUs are issued upon continued service along with the relative satisfaction of a market condition that generally measures either the Company’s total stockholder return relative to a comparably calculated return for a peer group during the performance period or to the Company’s absolute total stockholder return. The level at which the performance condition is attained upon the completion of the performance period determines the actual number of shares of the Class A Common Stock into which the PSUs will be converted. The conversion percentage ranges from 0% up to 150% of the target level.

The following table summarizes the activity of the Company’s RSUs and PSUs:

	RSUs		PSUs
	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	1,495	$13.82	314	$15.33
Granted	1,452	$18.16	1,970	$11.42
Vested	(523)	$13.77	(101)	$13.88
Forfeited	(358)	$16.18	(85)	$11.64
Balance at December 31, 2023	2,066	$16.49	2,098	$11.88
Granted	1,170	$23.27	437	$22.49
Vested	(721)	$15.80	(135)	$15.98
Forfeited	(440)	$19.42	(226)	$14.30
Balance at December 31, 2024	2,075	$19.92	2,174	$13.51
Granted	1,204	$23.13	389	$23.75
Vested	(727)	$19.07	(195)	$15.58
Forfeited	(398)	$21.68	(302)	$14.96
Balance at December 31, 2025	2,154	$21.68	2,066	$15.03

The fair value of RSUs vested during fiscal years 2025, 2024, and 2023 was $13.9 million, $11.4 million, and $7.2 million, respectively. The fair value of PSUs vested during fiscal years 2025, 2024, and 2023 was $3.0 million, $2.2 million, and $1.4 million, respectively. As of December 31, 2025, the Company had $33.5 million and $12.7 million of unrecognized stock-based compensation expense related to unvested RSUs and PSUs, respectively, which is expected to be recognized over a weighted average period of 2.3 years and 1.5 years, respectively.

Stock Options

Stock options granted vest ratably over four years from their individual award dates, subject to continued employment on the applicable vesting dates, with a contractual term of ten years. The following table summarizes the activity of the Company’s stock options:

	Stock Options Outstanding
	Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Balance at December 31, 2022	1,577	$13.53	8.5 years	$619
Granted	25	$17.75
Exercised	(451)	$13.08		$2,671
Forfeited	(91)	$13.89
Balance at December 31, 2023	1,060	$13.78	7.7 years	$9,798
Granted	—	$—
Exercised	(322)	$13.33		$3,756
Forfeited	(75)	$13.89
Balance at December 31, 2024	663	$13.99	7.0 years	$6,755
Granted	—	$—
Exercised	(75)	$14.39		$719
Forfeited	(83)	$13.88
Balance at December 31, 2025	505	$13.95	6.0 years	$4,270

Exercisable at December 31, 2025	381	$13.82	5.8 years	$3,278

The weighted average fair value of options granted in fiscal year 2023 was $8.08 per share. There were no stock options granted during fiscal years 2024 and 2025. The Company received approximately $5.9 million, $4.3 million, and $1.1 million related to stock options exercised during fiscal years 2023, 2024, and 2025, respectively. As of December 31, 2025, the Company had $0.2 million of unrecognized stock-based compensation expense related to unvested stock options which is expected to be recognized over a weighted average period of less than a year.

The following details the components of stock-based compensation for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Operating expenses	$5,340	$4,053	$2,488
Selling, general and administrative expenses	19,836	18,905	14,988
Total stock-based compensation expense	$25,176	$22,958	$17,476

Tax benefits attributable to stock-based compensation represented approximately $4.2 million, $6.4 million, and $3.3 million, before limitations under section 162(m) of the IRC, during the years ended December 31, 2025, 2024, and 2023, respectively.

14.
Employee Benefit Plan

The Company has a 401(k) plan that covers U.S. employees who meet certain eligibility requirements. Covered employees may elect to have a portion of their compensation withheld up to the statutory limit. The 401(k) plan includes a company match that vests immediately. The Company made employer contributions of $7.2 million, $5.2 million, and $3.9 million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

The Company also makes superannuation contributions for eligible non-U.S. based employees in accordance with the employer contribution rate set by the applicable country. The expense related to these contributions was $2.4 million, $2.2 million, and $1.9 million during the fiscal years ended December 31, 2025, 2024, and 2023, respectively.

15.
Other Transactions

Tax Receivable Agreement

In October 2018, the Company entered into a Tax Receivable Agreement (“TRA”) with PE Greenlight Holdings, LLC. On August 3, 2022, PE Greenlight Holdings, LLC sold and transferred to Lakeside Smart Holdco L.P (“Lakeside”), all of its rights, remaining interests, and obligations as of that date under the TRA. The TRA provides for the payment to Lakeside of 50.0% of the net cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in certain circumstances) under the agreement. The Company generally retains the benefit of the remaining 50.0% of these cash savings. The Company estimated the potential maximum benefit to be paid will be approximately $70.0 million and recorded an initial liability and corresponding charge to equity at the inception of the TRA.

At December 31, 2025, the TRA liability was $43.7 million, of which approximately $5.3 million was the current portion and $38.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the consolidated balance sheets. During fiscal year 2025, the Company made payments totaling approximately $5.2 million related to the 2024 tax year.

The Company recorded a loss of $0.7 million in fiscal year 2025 as a result of higher estimated state tax rates due to changes in apportionment. The Company recorded a gain of approximately $0.3 million in fiscal year 2024 as a result of lower estimated state tax rates due to changes in apportionment. The Company recorded a gain of $3.1 million in fiscal year 2023 as a result of tax settlement adjustments related to a previous acquisition.

Earn-Out Agreement

Under the Agreement and Plan of Merger (as amended, the “Merger Agreement”), pursuant to which the Company became the owner, directly or indirectly, of all of the equity interests of Verra Mobility Holdings, LLC and its subsidiaries, PE Greenlight Holdings, LLC was entitled to receive additional shares of Class A Common Stock (the “Earn-Out Shares”) if the volume weighted average closing sale price of one share of Class A Common Stock on the Nasdaq exceeded certain defined thresholds for a period of at least 10 days out of 20 consecutive trading days at any time during a five-year period. There were four tranches of contingent shares under the agreement, with each tranche resulting in an issuance of 2,500,000 shares of Class A Common Stock (not to exceed a total of 10,000,000 shares). On April 26, 2019 and January 27, 2020, the criteria for the issuance of the first and second tranches was met and as a result, an aggregate 5,000,000 Earn-out Shares were issued. On June 14, 2023 and July 26, 2023, the criteria for the issuance of the remaining tranches of Earn-out Shares was met and the Company issued an aggregate 5,000,000 shares, which resulted in an increase in the Company’s common stock and additional paid-in capital accounts of approximately $36.6 million with a corresponding decrease to the common stock contingent consideration account. As of December 31, 2023, all contingent shares were issued under the Merger Agreement.

16.
Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic and international vendors and customers. Outstanding letters of credit under these arrangements totaled $3.7 million at December 31, 2025. Additionally, the Company had $2.7 million of bank guarantees at December 31, 2025 required to support bids and contracts with certain international customers.

The Company has non-cancelable purchase commitments to certain vendors. The aggregate non-cancelable purchase commitments outstanding at December 31, 2025 were $68.7 million. The majority of these outstanding commitments are expected to be incurred in the next twelve months and approximately $15.6 million is expected to be incurred subsequent to December 31, 2026.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. The Company has accrued estimated amounts related to legal proceedings as of December 31, 2025 and 2024 within accrued liabilities on the condensed consolidated balance sheets. The ultimate cost of litigation or settlement could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

17.
Segment Reporting

The Company has three operating and reportable segments, Commercial Services, Government Solutions, and Parking Solutions. Commercial Services offers toll and violation management solutions and title and registration services to RACs, Direct Fleets, FMCs, and other large fleet owners. Government Solutions offers photo enforcement automated safety solutions and services to states, municipalities, counties, school districts, and law enforcement agencies of all sizes. Parking Solutions provides an integrated suite of parking software, transaction processing, and hardware solutions to its customers.

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

Segment performance is based on revenues and income from operations before depreciation, amortization, and stock-based compensation. The measure also excludes interest expense, net, income taxes and certain other transactions and is inclusive of other income, net. The tables below refer to this measure as segment profit. The aforementioned items are not indicative of operating performance, and, as a result, are not included in the measures that are reviewed by the CODM for the segments. Other income, net included in segment profit below consists primarily of credit card rebates earned on the prepayment of tolling transactions and gains or losses on foreign currency transactions and excludes certain non-operating expenses inapplicable to segments.

The CODM does not use discrete asset information to evaluate operating performance at the segment level, and as such, the Company has not reported assets disaggregated by reportable segment.

The following tables set forth financial information by segment for the fiscal years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$435,791	$415,637	$66,709	$918,137
Product sales	—	45,070	15,872	60,942
Total revenue	435,791	460,707	82,581	979,079
Cost of service revenue, excluding depreciation and amortization	2,549	12,426	15,343	30,318
Cost of product sales	—	32,494	13,023	45,517
Operating expenses	96,894	214,607	16,400	327,901
Selling, general and administrative expenses	75,082	78,988	26,326	180,396
Loss on disposal of assets, net	7	2,222	6	2,235
Other income, net	(21,254)	(1,937)	(2)	(23,193)
Segment profit	$282,513	$121,907	$11,485	$415,905
Interest expense, net				64,618
Tax receivable agreement liability adjustment				687
Loss on extinguishment of debt				1,335
Other reconciling items (1)				154,283
Income before income taxes				$194,982

(1) This primarily consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

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

(1) This primarily consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

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

(1) This primarily consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

The Company provides information on credit loss expense (income) by reportable segment, refer to Note 2, Significant Accounting Policies, for additional details.

The Company primarily operates within the United States, Australia, Europe, and Canada. Property and equipment, net located in foreign countries was $18.6 million as of December 31, 2025, of which Australia represented $6.9 million, Canada represented $5.8 million, and Spain represented $3.2 million. Property and equipment, net located in foreign countries was $20.3 million as of December 31, 2024, of which Canada represented $10.6 million and Australia represented $5.8 million.

The following table details the revenues from international operations for the respective periods:

	For the Year Ended December 31,
($ in thousands)	2025	2024	2023
Australia	$66,202	$58,029	$45,879
Canada	31,600	33,192	30,826
United Kingdom	28,209	20,484	23,794
All other	6,958	4,318	3,071
Total international revenues	$132,969	$116,023	$103,570

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Our Chief Executive Officer and our Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2025, which report appears herein.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financing Reporting

For the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In 2025, we completed the first phase of a multi-phase implementation of a new global enterprise resource planning (“ERP”) system that will replace components of our existing operating and financial systems. The new ERP system is designed to accurately maintain the flow of financial information, enhance operational functionality, and accelerate information reporting to our management. During the first half of 2025, we completed the implementation of new applications, interfaces, and reports which support our financial reporting, which resulted in changes to certain of our processes and internal controls. The implementation of the new ERP system is expected to be completed in fiscal year 2026.

Item 9B. Other Information

During the quarter ended December 31, 2025, except as disclosed in the following table, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act), adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K):

Name and Title	Action	Date of Adoption/Termination	Rule 10b5-1 Trading Arrangement	Aggregate Number of Securities to be Purchased or Sold(1)	Duration of Rule 10b5-1 Trading Arrangement
Craig Conti Chief Financial Officer	Adoption	December 16, 2025	X	up to 57,344 shares of Class A Common Stock	Until December 16, 2026 or such earlier date upon which all transactions are completed or expire without execution

(1) Represents gross number of vested shares before tax withholding.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2026 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and any applicable listing standards. A copy of our Insider Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2026 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2026 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2026 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our proxy statement to be filed in connection with our 2026 annual meeting of stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

3.
Exhibits.

The exhibits listed below are filed as part of this Annual Report. References under the caption “Incorporated by Reference” to exhibits or other filings indicate that the exhibit or other filing has been filed, that the indexed exhibit and the exhibit referred to are the same, and that the exhibit referred to is incorporated by reference.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Merger Agreement, dated as of June 21, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.1	June 21, 2018

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 23, 2018, by and among Gores Holdings II, Inc., AM Merger Sub I, Inc., AM Merger Sub II, LLC, Greenlight Holding II Corporation and PE Greenlight Holdings, LLC, in its capacity as the Stockholder Representative.	8-K	001-37979	2.2	Aug. 24, 2018

3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	Oct. 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	Nov. 9, 2023

4.1	Description of Verra Mobility Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-37979	4.1	Feb. 27, 2025

4.2	Indenture, dated as of March 26, 2021, by and among VM Consolidated, Inc., the Guarantors party thereto and Wilmington Trust, National Association as Trustee.	8-K	001-37979	4.1	Mar. 29, 2021

4.3	Form of 5.5% Senior Note Due 2029.	8-K	001-37979	4.1	Mar. 29, 2021

10.1	Form of Indemnity Agreement.	S-1	333-21503	10.7	Dec. 9, 2016

10.2	Amendment No. 4 to Revolving Credit Agreement, dated as of May 15, 2025, among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers and guarantors party thereto, and Bank of America, N.A., as Administrative Agent and Collateral Agent and as a lender.	8-K	001-37979	10.1	May 15, 2025

10.3	Amended and Restated Revolving Credit Agreement, dated as of October 17, 2025, among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers and guarantors party thereto, the lenders from time-to-time party thereto and Bank of America, N.A., as Administrative Agent,	8-K	001-37979	10.1	Oct. 17, 2025

	Collateral Agent, Swingline Lender and Issuing Bank.

10.4	Amendment and Restatement Agreement No. 2, dated as of October 17, 2025, among Greenlight Acquisition Corporation, VM Consolidated, Inc., each of the other borrowers and guarantors party thereto, the lenders from time-to-time party thereto and Bank of America, N.A., as Administrative Agent and Collateral Agent.	8-K	001-37979	10.2	Oct. 17, 2025

10.5#	Amended and Restated Executive Employment Agreement, dated as of March 25, 2021, by and between VM Consolidated, Inc. and David Roberts.	10-Q	001-37979	10.3	May 17, 2021

10.6#	Executive Employment Agreement by and between VM Consolidated, Inc. and Craig Conti, dated as of January 29, 2022.	10-K	001-37979	10.15	April 22, 2022

10.7#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Baldwin, dated as of January 16, 2022.	10-K	001-37979	10.30	March 1, 2023

10.8#	Executive Employment Agreement by and between VM Consolidated, Inc. and Jonathan Keyser, dated as of November 8, 2022.	10-K	001-37979	10.32	March 1, 2023

10.9#	Executive Employment Agreement by and between VM Consolidated, Inc. and Stacey Moser, dated June 24, 2025.	10-Q	001-37979	10.1	Aug. 6, 2025

10.10#	Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.	8-K	001-37979	10.1	May 24, 2023

10.11#	Amendment No. 1 to Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.	10-K	001-37979	10.15	Feb. 27, 2025

10.12#	Amendment No. 2 to Verra Mobility Corporation Amended and Restated 2018 Equity Incentive Plan.	10-K	001-37979	10.16	Feb. 27, 2025

10.13#	Form of Notice of Grant of Restricted Stock Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.18	Oct. 22, 2018

10.14#	Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.19	Oct. 22, 2018

10.15#	Form of Notice of Grant of Restricted Stock Unit for Non-Employee Directors under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.30	Mar. 18, 2019

10.16#	Form of Notice of Grant of Stock Option and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.24	Mar. 2, 2020

10.17#	Form of Notice of Grant of Performance Share Unit and Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.26	Mar. 2, 2020

10.18#	2020 Form of Notice of Grant of Restricted Stock Unit and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.1	Nov. 5, 2020

10.19#	Form of Notice of Grant of Stock Option and Agreement for Non-U.S. Participants under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-Q	001-37979	10.2	Nov. 5, 2020

10.20#	Verra Mobility Corporation Non-Employee Director Compensation Policy.	10-K	001-37979	10.24	Feb. 27, 2025

10.21#	Form of Notice of Grant of Performance Share Units and Award Agreement under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	June 1, 2022

10.22#	Form of Notice of Grant of Restricted Stock Units (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.1	Feb. 17, 2023

10.23#	Form of Notice of Grant of Restricted Stock Units (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.2	Feb. 17, 2023

10.24#	Form of Notice of Grant of Stock Option (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.3	Feb. 17, 2023

10.25#	Form of Notice of Grant of Stock Option (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.4	Feb. 17, 2023

10.26#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.5	Feb. 17, 2023

10.27#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	8-K	001-37979	10.6	Feb. 17, 2023

10.28#	Form of Special Grant Notice of Grant of Performance Share Units and Award Agreement.	8-K	001-37979	10.1	Aug. 15, 2023

10.29#	Form of Notice of Grant of Performance Share Units and Award Agreement (U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.36	Feb. 27, 2025

10.30#	Form of Notice of Grant of Performance Share Units and Award Agreement (Non-U.S. Participants) under the Verra Mobility Corporation 2018 Equity Incentive Plan.	10-K	001-37979	10.37	Feb. 27, 2025

10.31#	Verra Mobility Corporation Annual Incentive Plan.	8-K	001-37979	10.1	April 24, 2025

19.1	Verra Mobility Corporation Insider Trading Policy.	10-K	001-37979	19.1	Feb. 27, 2025

21.1	List of Subsidiaries.					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature pages herein).					X

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

97.1	Verra Mobility Corporation Amended and Restated Compensation Clawback Policy.	10-K	001-37979	97.1	Feb. 29, 2024

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

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

VERRA MOBILITY CORPORATION

Date: February 24, 2026	By:	/s/ David Roberts
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature	Capacity in Which Signed	Date

/s/ David Roberts	President, Chief Executive Officer and Director	February 24, 2026
David Roberts	(Principal Executive Officer)

/s/ Craig Conti	Chief Financial Officer	February 24, 2026
Craig Conti	(Principal Financial Officer)

/s/ Hiten Patel	Chief Accounting Officer	February 24, 2026
Hiten Patel	(Principal Accounting Officer)

/s/ Patrick Byrne	Director	February 24, 2026
Patrick Byrne

/s/ Douglas Davis	Director	February 24, 2026
Douglas Davis

/s/ Michael Huerta	Director	February 24, 2026
Michael Huerta

/s/ Raj Ratnakar	Director	February 24, 2026
Raj Ratnakar

/s/ John Rexford	Director	February 24, 2026
John Rexford

/s/ Cynthia Russo	Director	February 24, 2026
Cynthia Russo

Appendix A

Verra Mobility Corporation

Schedule II

Consolidated Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023

	Beginning	Charged/Credited to	Charged to Other	Charges Utilized/	Ending
($ in thousands)	Balance	Net Income	Account	Write-offs	Balance
Allowance for Credit Losses
Year Ended December 31, 2025	$17,018	$22,986	$—	$(17,000)	$23,004
Year Ended December 31, 2024	18,513	13,002	—	(14,497)	17,018
Year Ended December 31, 2023	15,907	9,054	—	(6,448)	18,513

Tax Valuation Allowance
Year Ended December 31, 2025	$5,542	$2,696	$735	$—	$8,973
Year Ended December 31, 2024	7,011	(1,466)	(3)	—	5,542
Year Ended December 31, 2023	5,263	297	1,451	—	7,011