Form 10-Q
period 2026-03-31
VERRA MOBILITY Corp
filed 2026-05-06
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission File Number: 001-37979

VERRA MOBILITY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-3563824
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2046 Riverview Auto Drive, Suite 300	85201
Mesa, Arizona	(Zip Code)
(Address of Principal Executive Offices)

(480) 443-7000

(Registrant’s Telephone Number, Including Area Code)

1150 North Alma School Road, Mesa, Arizona 85201

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

As of May 1, 2026, there were 151,906,653 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2026

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

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), Part II, Item 1A. “Risk Factors” of this Report, and in other filings with the Securities and Exchange Commission (the “SEC”) which highlight, among other risks:

•
the impact of negative industry and macroeconomic conditions, including the impact of government actions and regulations, such as tariffs, trade protection measures, military conflicts, or a government shutdown, which may materially and adversely affect our business, financial condition, and results of operations;
•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, risks relating to our contract with the New York City Department of Transportation (“NYCDOT”), and risks associated with the renewal of Commercial Services customer agreements. We are currently operating under a short-term contract extension and engaged in contract negotiations with one of our significant Commercial Services customers which represented over 10% of our total revenue for the three months ended March 31, 2026 and year ended December 31, 2025; if the renewal contract terms and pricing are materially different from our current agreement, or if the parties fail to consummate new agreement, this would have a material adverse effect on our business, financial condition, and results of operations;
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
•
our ability to successfully improve operational efficiencies, generate cost savings, and achieve expected benefits from our transformation and strategic initiatives;
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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$46,894	$65,272
Restricted cash	3,212	3,046
Accounts receivable (net of allowance for credit losses of $20.0 million and $23.0 million at March 31, 2026 and December 31, 2025, respectively)	221,865	234,288
Unbilled receivables	82,687	56,100
Inventory	27,642	20,662
Prepaid expenses and other current assets	56,568	61,534
Total current assets	438,868	440,902
Installation and service parts, net	31,584	27,081
Property and equipment, net	225,879	208,703
Operating lease assets	43,777	36,359
Intangible assets, net	153,366	168,641
Goodwill	741,172	741,610
Other non-current assets	21,352	22,366
Total assets	$1,655,998	$1,645,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$114,258	$101,813
Deferred revenue	24,428	26,650
Accrued liabilities	53,868	69,851
Tax receivable agreement liability, current portion	5,257	5,257
Current portion of debt	34,130	6,888
Total current liabilities	231,941	210,459
Debt, net of current portion	1,021,487	1,021,157
Operating lease liabilities, net of current portion	39,484	31,338
Tax receivable agreement liability, net of current portion	38,418	38,418
Asset retirement obligations	18,581	17,789
Deferred tax liabilities, net	15,883	16,341
Other long-term liabilities	18,204	17,200
Total liabilities	1,383,998	1,352,702
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 260,000 shares authorized with 151,906 and 153,557 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	15	15
Additional paid-in capital	541,507	547,274
Accumulated deficit	(259,946)	(243,759)
Accumulated other comprehensive loss	(9,576)	(10,570)
Total stockholders' equity	272,000	292,960
Total liabilities and stockholders' equity	$1,655,998	$1,645,662

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Service revenue	$213,392	$211,902
Product sales	10,176	11,352
Total revenue	223,568	223,254
Cost of service revenue, excluding depreciation and amortization	7,391	4,783
Cost of product sales	8,290	8,032
Operating expenses	85,943	73,739
Selling, general and administrative expenses	40,853	51,501
Depreciation, amortization and (gain) loss on disposal of assets, net	29,291	27,814
Total costs and expenses	171,768	165,869
Income from operations	51,800	57,385
Interest expense, net	15,407	16,636
Loss on extinguishment of debt	—	25
Other income, net	(4,094)	(4,109)
Total other expenses	11,313	12,552
Income before income taxes	40,487	44,833
Income tax provision	13,743	12,494
Net income	$26,744	$32,339
Other comprehensive income:
Change in foreign currency translation adjustment	994	2,127
Total comprehensive income	$27,738	$34,466
Net income per share:
Basic	$0.18	$0.20
Diluted	$0.17	$0.20
Weighted average shares outstanding:
Basic	151,847	159,544
Diluted	153,689	162,066

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2025	153,557	$15	$547,274	$(243,759)	$(10,570)	$292,960
Net income	—	—	—	26,744	—	26,744
Share repurchases and retirement	(2,216)	—	(7,807)	(42,931)	—	(50,738)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	540	—	—	—	—	—
Exercise of stock options	25	—	336	—	—	336
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(5,248)	—	—	(5,248)
Stock-based compensation	—	—	6,952	—	—	6,952
Other comprehensive income, net of tax	—	—	—	—	994	994
Balance as of March 31, 2026	151,906	$15	$541,507	$(259,946)	$(9,576)	$272,000

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	159,594	$16	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	32,339	—	32,339
Share repurchases and retirement	(686)	—	(2,372)	2,336	—	(36)
Vesting of RSUs and PSUs	501	—	—	—	—	—
Exercise of stock options	13	—	170	—	—	170
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(6,606)	—	—	(6,606)
Stock-based compensation	—	—	6,456	—	—	6,456
Other comprehensive income, net of tax	—	—	—	—	2,127	2,127
Balance as of March 31, 2025	159,422	$16	$549,603	$(234,612)	$(15,432)	$299,575

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
($ in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$26,744	$32,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,225	27,490
Amortization of deferred financing costs and discounts	563	932
Loss on extinguishment of debt	—	25
Share-based proceeds from legal settlement	(7,865)	—
Unrealized loss on remeasurement of share-based proceeds	1,508	—
Credit loss expense	2,635	8,115
Deferred income taxes	2,016	(1,480)
Stock-based compensation	6,952	6,456
Other	152	1,227
Changes in operating assets and liabilities:
Accounts receivable	9,877	(13,541)
Unbilled receivables	(26,221)	1,508
Inventory	(8,197)	237
Prepaid expenses and other assets	11,255	4,777
Deferred revenue	(2,314)	(3,161)
Accounts payable and other current liabilities	(5,543)	(2,085)
Other liabilities	54	126
Net cash provided by operating activities	40,841	62,965
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(31,199)	(21,243)
Cash proceeds from the sale of assets	112	24
Net cash used in investing activities	(31,087)	(21,219)
Cash Flows from Financing Activities:
Borrowings on Amended Revolver	48,500	—
Repayment on Amended Revolver	(22,500)	—
Repayment of term loan debt	(1,722)	(2,255)
Equipment financing arrangements	2,869	—
Payment of debt issuance costs	(579)	(43)
Share repurchases and retirement	(50,237)	—
Proceeds from the exercise of stock options	336	170
Payment of employee tax withholding related to RSUs and PSUs vesting	(5,248)	(6,606)
Net cash used in financing activities	(28,581)	(8,734)
Effect of exchange rate changes on cash and cash equivalents	615	365
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,212)	33,377
Cash, cash equivalents and restricted cash - beginning of period	68,318	81,154
Cash, cash equivalents and restricted cash - end of period	$50,106	$114,531

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Three Months Ended March 31,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2026	2025
Cash and cash equivalents	$46,894	$108,453
Restricted cash	3,212	6,078
Total cash, cash equivalents and restricted cash	$50,106	$114,531

Supplemental cash flow information:
Interest paid	$13,877	$11,522
Income taxes paid, net of refunds	3,118	3,779
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	10,555	7,844

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

Notes to the CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Verra Mobility Corporation (collectively with its subsidiaries, the “Company” or “Verra Mobility”) offers integrated technology solutions and services to its customers who are located throughout the world, primarily within the United States, Australia, Europe, and Canada. Verra Mobility’s goal is to make transportation safer, smarter, and more connected through its integrated, data-driven solutions, including toll and violations management, title and registration services, automated safety and traffic enforcement, and commercial parking management. The Company brings together vehicles, hardware, software, data, and people to solve transportation challenges for customers around the world. The Company is organized into three operating segments: Commercial Services, Government Solutions, and Parking Solutions (see Note 14, Segment Reporting).

The Commercial Services segment offers automated toll and violations management and title and registration solutions to rental car companies (“RACs”), direct commercial fleet owner-operators (“Direct Fleets”) and fleet management companies (“FMCs”), and other large fleet owners in North America. Through established relationships with individual tolling authorities throughout the United States, Commercial Services’ toll and violations management solutions facilitate timely payment of tolls and violations incurred by its customers’ vehicles, accurate transfer of liability on customers’ behalf, and billing of, and collections from, individual drivers. It also manages regional toll transponder installation and vehicle association—a critical and highly complex process for RAC, Direct Fleet, and FMC customers—to ensure that transponders and corresponding toll transactions are associated with the correct vehicle. In Europe, the Commercial Services segment provides violations processing through Euro Parking Collection plc and consumer tolling services through Pagatelia S.L.U.

The Government Solutions segment provides photo enforcement automated safety solutions to states, municipalities, counties, school districts, and law enforcement agencies of all sizes, primarily in the United States, Canada, and Australia. The Company’s proprietary technologies are designed to provide government agencies with the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement, with the goal of reducing traffic violations and resulting collisions, injuries, and fatalities. The Company installs, maintains, and manages hardware and software automated safety solutions to process event data, apply customer-specific rules, and connect traffic violations to responsible drivers or vehicle owners on behalf of customers. The Company also offers an end-to-end solution, in which it automatically sends captured events to a customer’s designated enforcement agency, and, once a violation is confirmed, the Company manages citation mailing, billing, and other administrative tasks on behalf of the customer. The international operations for this segment primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.

The Parking Solutions segment provides an integrated suite of parking software, transaction processing, and hardware solutions to its customers, which include universities, municipalities, healthcare facilities, and commercial parking operators. This segment develops specialized hardware and parking management software that provides a platform for the issuance of parking permits, enforcement, gateless vehicle counting, event parking, and citation services. It also produces and markets its proprietary software as a service to customers throughout the United States and Canada.

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

Use of Estimates

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. There have been no material changes in the Company’s significant accounting policies from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025.

Management believes that its estimates and assumptions are reasonable in the circumstances; however, actual results could differ materially from those estimates.

Concentration of Credit Risk

Significant customers are those which represent more than 10% of the Company’s total revenue or accounts receivable, net.

Revenue from a single Government Solutions customer exceeded 10% of total revenue. The City of New York Department of Transportation (“NYCDOT”) represented 15.2% and 15.4% of total revenue for the three months ended March 31, 2026 and 2025, respectively. NYCDOT represented 23.9% and 31.1% of total accounts receivable, net as of March 31, 2026 and December 31, 2025, respectively. Additionally, due to quarter-end billing timing, there is approximately $20.2 million of unbilled revenue related to NYCDOT as of March 31, 2026. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of March 31, 2026 or December 31, 2025.

Significant customer revenues were generated through three of the Company’s Commercial Services customers, with each exceeding 10% of total revenue. Commercial Services Customer A represented 13.3% and 15.7% of total revenue for the three months ended March 31, 2026 and 2025, respectively. Commercial Services Customer B represented 11.9% of total revenue for both of the three months ended March 31, 2026 and 2025. Commercial Services Customer C represented 10.0% and 10.3% of total revenue for the three months ended March 31, 2026 and 2025, respectively. No Commercial Services customer exceeded 10% of total accounts receivable, net as of March 31, 2026 or December 31, 2025.

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

The following presents the activity in the allowance for credit losses by reportable segment for the three months ended March 31, 2026 and 2025, respectively:

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2026	$21,530	$386	$1,088	$23,004
Credit loss expense	2,524	47	64	2,635
Write-offs, net of recoveries	(5,600)	(48)	(1)	(5,649)
Balance at March 31, 2026	$18,454	$385	$1,151	$19,990

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2025	$16,038	$332	$648	$17,018
Credit loss expense	6,815	75	1,225	8,115
Write-offs, net of recoveries	(6,179)	(25)	(219)	(6,423)
Balance at March 31, 2025	$16,674	$382	$1,654	$18,710

(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 82% of the total Commercial Services allowance for credit losses as of both March 31, 2026 and 2025.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and primarily relates to Government Solutions and Parking Solutions customers. As of March 31, 2026 and December 31, 2025, the Company had approximately $9.4 million and $8.9 million of deferred revenue in the Government Solutions segment, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $3.2 million and $4.3 million, respectively, of revenue, excluding exchange rate impact, related to amounts that were included in deferred revenue as of December 31, 2025 and 2024. As of March 31, 2026 and December 31, 2025, the Company had approximately $17.5 million and $20.1 million of deferred revenue in the Parking Solutions segment, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized $9.1 million and $10.0 million, respectively, of revenue, excluding exchange rate impact, related to amounts that were included in deferred revenue as of December 31, 2025 and 2024.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with original expected contract length of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of March 31, 2026, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $194.8 million, of which $76.1 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period at a disaggregated level. The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard on its financial statements and disclosures.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	March 31, 2026	December 31, 2025
Prepaid services	$22,638	$22,925
Income taxes receivable	10,383	14,213
Prepaid tolls	8,892	8,425
Short term investments	6,068	—
Deposits	2,614	3,113
Prepaid insurance	1,578	1,761
Costs to fulfill a customer contract	998	761
Other	3,397	10,336
Total prepaid expenses and other current assets	$56,568	$61,534

4. Goodwill and Intangible Assets

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2025	$425,231	$214,313	$102,066	$741,610
Foreign currency translation adjustment	(877)	439	—	(438)
Balance at March 31, 2026	$424,354	$214,752	$102,066	$741,172

Intangible assets consist of the following as of the respective period-ends:

	March 31, 2026		December 31, 2025

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$4,841	$2,628	$4,822	$2,484
Patent	500	242	500	217
Customer relationships	558,378	425,809	559,256	412,488
Developed technology	41,193	22,867	40,656	21,404
Gross carrying value of intangible assets	604,912	$451,546	605,234	$436,593
Less: accumulated amortization	(451,546)		(436,593)
Intangible assets, net	$153,366		$168,641

Amortization expense was $15.6 million and $16.7 million for the three months ended March 31, 2026 and 2025, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2026	$41,541
2027	28,770
2028	22,769
2029	21,741
2030	20,730
Thereafter	17,815
Total	$153,366

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	March 31, 2026	December 31, 2025
Accrued salaries and wages	$17,816	$41,050
Accrued interest payable	9,202	4,204
Income taxes payable	7,194	3,278
Current portion of operating lease liabilities	6,731	6,750
Advanced deposits	3,137	3,270
Restricted cash due to customers	2,686	2,616
Self-insurance liability	2,496	1,796
Other	4,606	6,887
Total accrued liabilities	$53,868	$69,851

6. Debt, Net

The following table provides a summary of the Company’s debt, net at:

($ in thousands)	March 31, 2026	December 31, 2025
Amended Term Loan	$685,360	$687,082
Senior Notes	350,000	350,000
Amended Revolver	26,000	—
Other debt(1)	2,869	—
Less: original issue discounts	(2,111)	(2,193)
Less: unamortized deferred financing costs	(6,501)	(6,844)
Total debt, net	1,055,617	1,028,045
Less: current portion of debt	(34,130)	(6,888)
Total debt, net of current portion	$1,021,487	$1,021,157

(1) Other debt consists of immaterial equipment financing arrangements entered into in the normal course of business, including certain equipment leases accounted for as financing arrangements.

2021 Term Loan and Amended Term Loan

In March 2021, VM Consolidated, Inc. (“VM Consolidated”), the Company’s wholly owned subsidiary, entered into an Amendment and Restatement Agreement No.1 to the First Lien Term Loan Credit Agreement (the “2021 Term Loan”) with a syndicate of lenders. The 2021 Term Loan had an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, the Company had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and amortized over the life of the 2021 Term Loan. Such offering discount costs and deferred financing costs have subsequently been adjusted as needed as a result of refinancing activity discussed below which prompted re-evaluation of unamortized amounts on a lender-by-lender basis.

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

The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of March 31, 2026, the interest rate on the Amended Term Loan was 5.7%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election, provided that repayment of the Amended Term Loan with proceeds of certain indebtedness prior to the six-month anniversary of October 17, 2025 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment. The Company evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During the three months ended March 31, 2026, the Company made a quarterly repayment of $1.7 million on the Amended Term Loan. During the three months ended March 31, 2025, the Company made a voluntary prepayment totaling $2.3 million on the 2021 Term Loan. As a result, the total principal outstanding was $685.4 million as of March 31, 2026.

The Company recorded less than $0.1 million of loss on extinguishment of debt for the three months ended March 31, 2025, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment.

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

The Revolver

The Company entered into a Revolving Credit Agreement in March 2018 (the “Revolver”) with a commitment of up to $75.0 million available for loans and letters of credit. In May 2025, pursuant to an amendment thereto, such commitment was increased to $125.0 million. On October 17, 2025, certain of the Company’s direct and indirect wholly owned subsidiaries, including VM Consolidated, entered into the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Revolving Credit Agreement”) to amend and restate the Revolver (the “Amended Revolver”). The Amended and Restated Revolving Credit Agreement provides for a $150.0 million senior secured asset-based revolving credit facility with a $35.0 million sublimit for the issuance of letters of credit, and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances).

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were $26.0 million of outstanding borrowings on the Amended Revolver as of March 31, 2026. There were no outstanding borrowings on the Amended Revolver as of December 31, 2025. The availability to borrow was $78.3 million at March 31, 2026, calculated as the Company's borrowing base which consists of certain eligible accounts receivable and inventory balances, less any outstanding borrowings and letters of credit up to the maximum commitment available.

A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) an annual rate of 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) an annual rate of 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. The Company is also required to pay participation and fronting fees at 1.38% on $3.7 million of outstanding letters of credit as of March 31, 2026.

All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At March 31, 2026, the Company was compliant with all debt covenants in its debt agreements.

From time to time, the Company enters into equipment financing arrangements in the normal course of business, including certain equipment leases accounted for as financing arrangements. Amounts outstanding under these arrangements are included in "Other debt" in the table above and were not material to the Company’s overall financial position as of March 31, 2026.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $15.4 million and $16.6 million for the three months ended March 31, 2026 and 2025, respectively.

The weighted average effective interest rate on the Company’s outstanding borrowings was 5.6% as of both March 31, 2026 and December 31, 2025.

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

The carrying amounts reported in the Company’s condensed consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to the immediate to short-term maturity of these financial instruments. The estimated fair value of the Company’s debt, net was calculated based upon available market information. The carrying value and the estimated fair value of debt, net are as follows:

	Level in	March 31, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Term Loan	2	$678,954	$686,217	$680,339	$692,235
Senior Notes	2	347,874	335,125	347,706	346,500
Amended Revolver	2	26,000	26,000	—	—
Other debt(1)	2	2,789	2,869	—	—

(1) Other debt consists of immaterial equipment financing arrangements entered into in the normal course of business, including certain equipment leases accounted for as financing arrangements.

As a result of a legal settlement finalized in February 2026, the Company received ordinary shares of a publicly traded company based in Australia. The shares are classified as short-term investments within the prepaid expenses and other current assets line on the condensed consolidated balance sheets and are measured at fair value on a quarterly basis. The fair value of these shares is determined using quoted closing market prices on the Australian Securities Exchange, an active exchange, as of the measurement date. Accordingly, the investment is classified within Level 1 of the fair value hierarchy. The following summarizes the change in fair value of equity securities included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive income which consists of adjustments related to the equity securities re-measured to fair value at the end of the reporting period:

Three Months Ended
($ in thousands)	March 31, 2026
Beginning balance	$—
Equity securities acquired from legal settlement	7,865
Change in fair value of equity securities	(1,508)
Foreign currency translation adjustment	(289)
Ending balance	$6,068

The Company has an equity investment measured at cost with a carrying value of $2.1 million and $2.0 million as of March 31, 2026 and December 31, 2025, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within Level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the three months ended March 31, 2026 and 2025.

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

The components of basic and diluted net income per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Numerator:
Net income	$26,744	$32,339
Denominator:
Weighted average shares - basic	151,847	159,544
Common stock equivalents	1,842	2,522
Weighted average shares - diluted	153,689	162,066
Net income per share - basic	$0.18	$0.20
Net income per share - diluted	$0.17	$0.20
Antidilutive shares excluded from diluted net income per share:
Restricted stock units	109	5
Non-qualified stock options	12	—
Performance share units	—	325
Total antidilutive shares excluded	121	330

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

The Company’s effective income tax rate was 33.9% and 27.9% for the three months ended March 31, 2026 and 2025, respectively.

10. Stockholders’ Equity

Share Repurchases and Retirement

In October 2023, the Company’s Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”), over an 18-month period. After the Company repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $100.0 million of its outstanding shares under the then-existing program, providing the Company with approximately $112.7 million available for repurchases. In December 2024, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of its Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, the Company received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $2.4 million from additional paid-in capital calculated using an average share price, with an offset of $2.4 million to accumulated deficit on the condensed consolidated statements of stockholders’ equity. All repurchased shares were subsequently retired. The prior repurchase authorization expired on April 30, 2025.

In May 2025, the Company’s Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A Common Stock over an 18-month period. On October 23, 2025, the Company’s Board of Directors authorized the repurchase of up to an additional $150.0 million of the Company’s outstanding shares of Class A Common Stock under the existing May 2025 program, providing the Company with $250.0 million available for repurchases. During the fourth quarter of fiscal year 2025, the Company paid $133.4 million to repurchase 6,028,853 shares of its Class A Common Stock through open market transactions, which shares it subsequently retired.

In the first quarter of fiscal year 2026, the Company paid $50.2 million to repurchase 2,215,800 shares of its Class A Common Stock through open market transactions, which shares it subsequently retired. In addition, the Company recorded approximately $0.5 million within accrued liabilities on the condensed consolidated balance sheets as of March 31, 2026 for direct costs related to the excise tax payable on net share repurchases. In connection with these repurchases, the Company reduced the par value from common stock and $7.8 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $42.4 million. As of March 31, 2026, $66.3 million remains available under the Company’s authorized share repurchase program.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Operating expenses	$1,451	$1,098
Selling, general and administrative expenses	5,501	5,358
Total stock-based compensation expense	$6,952	$6,456

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

At March 31, 2026, the TRA liability was $43.7 million of which approximately $5.3 million was the current portion and $38.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets.

13. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic and international vendors and customers. Outstanding letters of credit under these arrangements totaled $3.7 million at March 31, 2026. Additionally, the Company had $2.8 million of bank guarantees at March 31, 2026 required to support bids and contracts with certain international customers.

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

Legal Proceedings

The Company is subject to legal and regulatory actions that arise from time to time in the ordinary course of business. The Company records a liability when it believes it is probable a loss will be incurred, and the amount of loss or range of loss can be reasonably estimated. The assessment as to whether a loss is probable, reasonably possible or remote, and as to whether a loss or a range of such loss is estimable, often involves significant judgment about future events. When necessary, the Company accrues estimated amounts related to legal proceedings within accrued liabilities on the condensed consolidated balance sheets. The ultimate cost of litigation or settlement could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc., in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleged that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs sought recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied, and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. The court provided final approval of the settlement on September 18, 2025. The settlement did not have a material impact on the Company’s financial position or income statement. The class action settlement has been fully administered and a final dismissal order was entered on March 11, 2026.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended March 31, 2026
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$97,807	$98,090	$17,495	$213,392
Product sales	—	7,248	2,928	10,176
Total revenue	97,807	105,338	20,423	223,568
Cost of service revenue, excluding depreciation and amortization	504	3,114	3,773	7,391
Cost of product sales	—	5,626	2,664	8,290
Operating expenses	22,862	56,488	5,142	84,492
Selling, general and administrative expenses	17,123	18,869	5,461	41,453
Loss on disposal of assets, net	2	64	—	66
Other (income) expense, net	(4,503)	412	(18)	(4,109)
Segment profit	$61,819	$20,765	$3,401	$85,985
Interest expense, net				15,407
Other reconciling items (1)				30,091
Income before income taxes				$40,487

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

The Company primarily operates within the United States, Australia, United Kingdom, Canada, and in various other countries in Europe and Asia. The following table details the revenues from international operations for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Australia	$13,684	$16,448
United Kingdom	6,877	5,831
Canada	5,406	8,158
All other	1,348	1,010
Total international revenues	$27,315	$31,447

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

Our Segments

We have three operating and reportable segments: Commercial Services, Government Solutions, and Parking Solutions:

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

Executive Summary

We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year-over-year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $0.3 million, or 0.1%, from $223.3 million in the three months ended March 31, 2025 to $223.6 million in the same period in 2026. The increase was mainly due to installation revenue from the New York City program, expansion in speed, red light and bus lane programs in the Government Solutions segment, and increased revenue from software-as-a-service (“SaaS”) product offerings and professional services revenue in the Parking Solutions segment.
•
Generated cash flows from operating activities of $40.8 million and $63.0 million for the three months ended March 31, 2026 and 2025, respectively. Our cash on hand was $46.9 million as of March 31, 2026.

Recent Events

Share Repurchases

During the first quarter of fiscal year 2026, we paid $50.2 million to repurchase 2,215,800 shares of our Class A Common Stock through open market transactions, which shares we subsequently retired. Refer to Note 10, Stockholders’ Equity, in Part 1, Item 1, Financial Statements, for additional information on our share repurchases. As of March 31, 2026, $66.3 million remained available under our share repurchase authorization.

New Headquarters

During the first quarter of fiscal year 2026, we completed our relocation to a new corporate headquarters building in Mesa, Arizona. The new headquarters consists of approximately 40,000 square feet of leased office space. We expect this relocation to support our continued growth and enhance operational efficiency.

Commercial Services Customer Contracts

We are currently operating under a short-term contract extension and are engaged in contract negotiations with one of our significant Commercial Services customers which represented over 10% of our total revenue for the three months ended March 31, 2026 and the year ended December 31, 2025. There is no assurance that we will be successful in negotiating a renewal agreement and if we are unable to enter into a renewal agreement, or if we enter in a new renewal agreement and it has materially different terms and pricing that are unfavorable as compared to our current agreement, this would have a material adverse effect on our business, financial condition and results of operations.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depends on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Report.

Macroeconomic Conditions

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, legislation or regulation regarding the adoption, expansion, or prohibition of automated enforcement and traffic safety technology by local, state, or national governments, and the impact of government regulations and actions, including tariffs, trade protection measures, military conflicts or a government shutdown. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, financial condition, and results of operations.

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

We monitor the U.S. Transportation and Security Administration (the “TSA”) passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume in the first quarter of 2026 was approximately 1.5% greater than TSA Passenger Volume for the same period in 2025.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue	$213,392	$211,902	95.4%	94.9%	$1,490	0.7%
Product sales	10,176	11,352	4.6%	5.1%	(1,176)	(10.4)%
Total revenue	223,568	223,254	100.0%	100.0%	314	0.1%
Cost of service revenue, excluding depreciation and amortization	7,391	4,783	3.3%	2.1%	2,608	54.5%
Cost of product sales	8,290	8,032	3.7%	3.6%	258	3.2%
Operating expenses	85,943	73,739	38.4%	33.0%	12,204	16.6%
Selling, general and administrative expenses	40,853	51,501	18.3%	23.1%	(10,648)	(20.7)%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,291	27,814	13.1%	12.5%	1,477	5.3%
Total costs and expenses	171,768	165,869	76.8%	74.3%	5,899	3.6%
Income from operations	51,800	57,385	23.2%	25.7%	(5,585)	(9.7)%
Interest expense, net	15,407	16,636	6.9%	7.5%	(1,229)	(7.4)%
Loss on extinguishment of debt	—	25	0.0%	0.0%	(25)	(100.0)%
Other income, net	(4,094)	(4,109)	(1.8)%	(1.9)%	15	(0.4)%
Total other expenses	11,313	12,552	5.1%	5.6%	(1,239)	(9.9)%
Income before income taxes	40,487	44,833	18.1%	20.1%	(4,346)	(9.7)%
Income tax provision	13,743	12,494	6.1%	5.6%	1,249	10.0%
Net income	$26,744	$32,339	12.0%	14.5%	$(5,595)	(17.3)%

Service Revenue. Service revenue increased by $1.5 million, or 0.7%, to $213.4 million for the three months ended March 31, 2026 from $211.9 million for the three months ended March 31, 2025, representing 95.4% and 94.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue
Commercial Services	$97,807	$101,389	43.7%	45.4%	$(3,582)	(3.5)%
Government Solutions	98,090	93,982	43.9%	42.1%	4,108	4.4%
Parking Solutions	17,495	16,531	7.8%	7.4%	964	5.8%
Total service revenue	$213,392	$211,902	95.4%	94.9%	$1,490	0.7%

Commercial Services service revenue decreased by $3.6 million, or 3.5%, from $101.4 million for the three months ended March 31, 2025 to $97.8 million for the three months ended March 31, 2026. The decrease was primarily due to $3.6 million of lower revenue generated from our FMC customers due to customer churn.

Government Solutions service revenue increased by $4.1 million, or 4.4%, from $94.0 million for the three months ended March 31, 2025, to $98.1 million for the three months ended March 31, 2026. The increase was primarily driven by $7.5 million in revenue from expansions in speed, red light and bus lane programs outside of NYCDOT, partially offset by a $3.4 million decrease in revenue primarily driven by the pricing change, net of installation revenue from new camera installations under the new NYCDOT contract.

Parking Solutions service revenue increased to $17.5 million for the three months ended March 31, 2026, from $16.5 million for the three months ended March 31, 2025. The increased revenue was primarily driven by SaaS product offerings and professional services, partially offset by a decrease in subscription services related to parking management solutions.

Product Sales. Product sales were $10.2 million and $11.3 million for the three months ended March 31, 2026 and 2025, respectively. Product sales decreased by $1.2 million, which was due to a $0.6 million decrease in product sales in the Government Solutions segment and $0.6 million decrease in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $4.8 million for the three months ended March 31, 2025 to $7.4 million for the same period in 2026, mainly due to NYCDOT installation service costs and increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by $0.3 million from $8.0 million in the three months ended March 31, 2025 to $8.3 million in the three months ended March 31, 2026, which was due to decreased margins in the first quarter 2026 compared to the first quarter of 2025.

Operating Expenses. Operating expenses increased by $12.2 million, or 16.6%, from $73.7 million for the three months ended March 31, 2025 to $85.9 million for the three months ended March 31, 2026. The increase in 2026 compared to the prior year period was primarily in the Government Solutions segment of approximately $9.5 million driven by increases in wages, subcontractor, information technology and recurring services costs and approximately $1.5 million in the Parking Solutions segment driven by wages, subcontractor and information technology costs. Operating expenses as a percentage of total revenue increased from 33.0% to 38.4% for the three months ended March 31, 2025 and 2026, respectively. The following table presents operating expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Operating expenses
Commercial Services	$22,862	$22,078	10.2%	9.9%	$784	3.6%
Government Solutions	56,488	46,961	25.3%	21.0%	9,527	20.3%
Parking Solutions	5,142	3,602	2.3%	1.6%	1,540	42.8%
Operating expenses by segment	84,492	72,641	37.8%	32.5%	11,851	16.3%
Other expenses	1,451	1,098	0.6%	0.5%	353	32.1%
Total operating expenses	$85,943	$73,739	38.4%	33.0%	$12,204	16.6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $40.9 million for the three months ended March 31, 2026 compared to $51.5 million for the same period in 2025. This was primarily due to a $10.3 million decrease related to a legal settlement finalized in February 2026 and a $5.5 million decrease in credit loss expense partially offset by a $4.2 million increase in restructuring expense and a $2.1 million increase in consulting fees compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 23.1% to 18.3% for the three months ended March 31, 2025 and 2026, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended March 31,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Selling, general and administrative expenses
Commercial Services	$17,123	$19,582	7.7%	8.8%	$(2,459)	(12.6)%
Government Solutions	18,869	19,303	8.4%	8.6%	(434)	(2.2)%
Parking Solutions	5,461	7,258	2.4%	3.3%	(1,797)	(24.8)%
Selling, general and administrative expenses by segment	41,453	46,143	18.5%	20.7%	(4,690)	(10.2)%
Other expenses	(600)	5,358	-0.2%	2.4%	(5,958)	(111.2)%
Total selling, general and administrative expenses	$40,853	$51,501	18.3%	23.1%	$(10,648)	(20.7)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $1.5 million to $29.3 million for the three months ended March 31, 2026 from $27.8 million for the same period in 2025. This was primarily due to an increase in depreciation expense related to equipment, vehicles and software in the 2026 period compared to the 2025 period.

Interest Expense, Net. Interest expense, net decreased by approximately $1.2 million from $16.6 million for the three months ended March 31, 2025 to $15.4 million for the same period in 2026. This was primarily attributable to a 25 basis-point reduction in the interest rate as a result of refinancing our 2021 Term Loan in October 2025 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the three months ended March 31, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan.

Other Income, Net. Other income, net was $4.1 million for both of the three months ended March 31, 2026 and 2025.

Income Tax Provision. Income tax provision was $13.7 million representing an effective tax rate of 33.9% for the three months ended March 31, 2026 compared to a tax provision of $12.5 million, with an effective tax rate of 27.9% for the same period in 2025. The increase in effective tax rate variance was primarily driven by tax deductions related to stock compensation and the tax impact of the legal settlement finalized in February 2026.

Net Income. We had net income of $26.7 million for the three months ended March 31, 2026, as compared to a net income of $32.3 million for the three months ended March 31, 2025. The $5.6 million decrease in net income was primarily due to the increase in operating expenses, decrease in product sales and the other statement of operations activity discussed above, partially offset by the legal settlement finalized in February 2026.

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

We originally entered into the Revolver in March 2018 and increased the borrowing capacity thereunder to $125.0 million in May 2025 pursuant to an amendment thereto. In fiscal year 2025, we amended and restated the Revolver and entered into the Amended and Restated Revolving Credit Agreement which increased the existing commitment from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. As of March 31, 2026, we had $26.0 million outstanding borrowings and $78.3 million available for borrowing, net of letters of credit, under our Amended Revolver. Our cash on hand was $46.9 million as of March 31, 2026.

In fiscal year 2025, we refinanced the existing senior secured term loans under the 2021 Term Loan in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 and reduced the interest rate by 0.25%. We made a quarterly repayment of approximately $1.7 million on our Amended Term Loan during the three months ended March 31, 2026, and as a result, the total principal outstanding on the Amended Term Loan was $685.4 million as of March 31, 2026.

At March 31, 2026, the tax receivable agreement liability was approximately $43.7 million. We expect to make payments of approximately $5.3 million per year for the next seven years and approximately $1.1 million in the final year.

Share Repurchases and Retirement

In October 2023, our Board of Directors authorized a share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. After we repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, our Board of Directors authorized the repurchase of up to an additional $100.0 million of our outstanding shares under the then-existing program, providing us with approximately $112.7 million available for repurchases. In December 2024, we entered into an ASR agreement with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of our Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, we received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. All repurchased shares were subsequently retired. The prior repurchase authorization expired on April 30, 2025.

In May 2025, our Board of Directors authorized a new share repurchase program for up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period. On October 23, 2025, our Board of Directors authorized the repurchase of up to an additional $150.0 million of our outstanding shares of Class A Common Stock under the existing May 2025 program, providing us with $250.0 million available for repurchases. During the fourth quarter of fiscal year 2025, we paid $133.4 million to repurchase 6,028,853 shares of our Class A Common Stock through open market transactions. All repurchased shares were subsequently retired.

In the first quarter of fiscal year 2026, we paid $50.2 million to repurchase 2,215,800 shares of our Class A Common Stock through open market transactions, which were subsequently retired. In addition, we recorded approximately $0.5 million within accrued liabilities on the condensed consolidated balance sheets as of March 31, 2026 for direct costs related to the excise tax payable on net share repurchases. As of March 31, 2026, $66.3 million remains available under our authorized share repurchase program.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Three Months Ended March 31,
($ in thousands)	2026	2025
Net cash provided by operating activities	$40,841	$62,965
Net cash used in investing activities	(31,087)	(21,219)
Net cash used in financing activities	(28,581)	(8,734)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $22.2 million from $63.0 million for the three months ended March 31, 2025 to $40.8 million for the three months ended March 31, 2026. Net income year-over-year decreased by $5.6 million, from $32.3 million in 2025 to $26.7 million in 2026. The aggregate adjustments to reconcile net income to net cash provided by operating activities decreased $7.6 million mainly due to the share-based proceeds acquired from a legal settlement finalized in February 2026, and a decrease in credit loss expense, partially offset by an increase in deferred income taxes and the mark-to-market adjustment on the share-based proceeds. The aggregate changes in operating assets and liabilities decreased by $9.0 million in 2026 compared to the prior year primarily due to an increase in the net use of working capital, of which, the majority is attributable to an increase in unbilled receivables and inventory and a decrease in accrued liabilities, partially offset by a decrease in net accounts receivable and prepaid assets.

Cash Flows from Investing Activities

Cash used in investing activities was $31.1 million and $21.2 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used was primarily driven by a $10.0 million increase for purchases of installation and service parts and property and equipment mainly for the Government Solutions segment compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $28.6 million and $8.7 million for the three months ended March 31, 2026 and 2025, respectively. The increased use in cash from financing activities was mainly due to $50.2 million of share repurchases in the first quarter of fiscal year 2026 and no comparable repurchases in the prior year period, partially offset by net borrowings of $26.0 million on our Amended Revolver.

Debt, Net

2021 Term Loan and Amended Term Loan

In March 2021, VM Consolidated, our wholly owned subsidiary, entered into the 2021 Term Loan with a syndicate of lenders. The 2021 Term Loan had an aggregate borrowing of $900.0 million, maturing on March 24, 2028. In connection with the 2021 Term Loan borrowings, we had $4.6 million of offering discount costs and $4.5 million in deferred financing costs, both of which were capitalized and amortized over the life of the 2021 Term Loan. Such offering discount costs and deferred financing costs have subsequently been adjusted as needed as a result of refinancing activity discussed below which prompted re-evaluation of unamortized amounts on a lender-by-lender basis.

In October 2025, VM Consolidated and certain of our subsidiaries entered into the Amendment and Restatement Agreement No. 2 to the Amended and Restated First Lien Term Loan Credit Agreement dated as of March 26, 2021, to refinance the existing senior secured term loans in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032. The proceeds from the Amended Term Loan were used in their entirety to prepay in full the outstanding principal amount of the existing term loan under the 2021 Term Loan agreement.

The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of March 31, 2026, the interest rate on the Amended Term Loan was 5.7%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election, provided that repayment of the Amended Term Loan with proceeds of certain indebtedness prior to the six-month anniversary of October 17, 2025 will require a prepayment premium of 1.00% of the aggregate principal amount of such prepayment. We evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During the three months ended March 31, 2026, we made a quarterly repayment of $1.7 million on the Amended Term Loan. During the three months ended March 31, 2025, we made a voluntary prepayment totaling $2.3 million on the 2021 Term Loan. As a result, the total principal outstanding was $685.4 million as of March 31, 2026.

We recorded less than $0.1 million of loss on extinguishment of debt for the three months ended March 31, 2025, related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment.

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

The Revolver

We entered into a Revolving Credit Agreement in March 2018 with a commitment of up to $75.0 million available for loans and letters of credit, which commitment was increased to $125.0 million. In May 2025, pursuant to an amendment thereto, such commitment was increased to $125.0 million. On October 17, 2025, certain of our direct and indirect wholly owned subsidiaries, including VM Consolidated, entered into the Amended and Restated Revolving Credit Agreement to amend and restate the Revolver. The Amended and Restated Revolving Credit Agreement provides for a $150.0 million senior secured asset-based revolving credit facility with a $35.0 million sublimit for the issuance of letters of credit, and matures on October 17, 2030 (subject to an earlier maturity date in certain circumstances).

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were $26.0 million of outstanding borrowings on the Amended Revolver as of March 31, 2026. There were no outstanding borrowings on the Amended Revolver as of December 31, 2025. The availability to borrow was $78.3 million at March 31, 2026, calculated as our borrowing base which consists of certain eligible accounts receivable and inventory balances, less any outstanding borrowings and letters of credit up to the maximum commitment available.

A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) an annual rate of 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) an annual rate of 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. We are also required to pay participation and fronting fees at 1.38% on $3.7 million of outstanding letters of credit as of March 31, 2026.

All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At March 31, 2026, we were compliant with all debt covenants in our debt agreements.

From time to time, we enter into equipment financing arrangements in the normal course of business, including certain equipment leases accounted for as financing arrangements. Amounts outstanding under these arrangements are included in “Other debt” in Note 6, Debt, Net, in Part I, Item 1, Financial Statements, and were not material to our overall financial position, liquidity, or capital resources as of March 31, 2026.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $15.4 million and $16.6 million for the three months ended March 31, 2026 and 2025, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of March 31, 2026.

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

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, refer to Note 2, Significant Accounting Policies, in Part I, Item 1, Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to interest rate risk due to the variable interest rates on the Amended Term Loan and Amended Revolver described in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the Amended Term Loan and Amended Revolver, which have outstanding balances of $685.4 million and $26.0 million at March 31, 2026, respectively. As of March 31, 2026, the interest rates were 5.7% and 4.9% on the Amended Term Loan and the Amended Revolver, respectively.

Based on the March 31, 2026 balance outstanding, each 1% movement in interest rates will result in an approximately $7.1 million change in annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In 2025, we completed the first phase of a multi-phase implementation of a new global enterprise resource planning (“ERP”) system that will replace components of our existing operating and financial systems. The new ERP system is designed to accurately maintain the flow of financial information, enhance operational functionality, and accelerate information reporting to our management. During the first half of 2025, we completed the implementation of new applications, interfaces, and reports which support our financial reporting, which resulted in changes to certain of our processes and internal controls. The new ERP implementation is substantially complete and is expected to be fully complete in fiscal year 2026.

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

As described in our Annual Report and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, Brantley v. City of Gretna is a class action lawsuit filed in the 24th Judicial District Court of Jefferson Parish, Louisiana against the City of Gretna (the “City”) and its safety camera vendor, Redflex Traffic Systems, Inc., in April 2016. The Company acquired Redflex Traffic Systems, Inc. as part of its June 2021 purchase of Redflex Holdings Limited. The plaintiff class, which was certified on March 30, 2021, alleged that the City’s safety camera program was implemented and operated in violation of local ordinances and the state constitution, including that the City’s hearing process violated the plaintiffs’ due process rights for lack of a “neutral” arbiter of liability for traffic infractions. Plaintiffs sought recovery of traffic infraction fines paid. The City and Redflex Traffic Systems, Inc. appealed the trial court’s ruling granting class certification, which was denied, and their petition for discretionary review of the certification ruling by the Louisiana Supreme Court was declined. The parties entered into a settlement agreement and preliminary approval was granted by the court in April 2025. The court provided final approval of the settlement on September 18, 2025. The class action settlement has been fully administered and a final dismissal order was entered on March 11, 2026.

When necessary, we accrue estimated amounts related to legal proceedings within accrued liabilities on the condensed consolidated balance sheets. The information contained in Note 13, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. Other than the risk factors below, there have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Our Commercial Services and Government Solutions segments have several large customers, including NYCDOT, that account for a significant portion of our revenue, and a reduction in demand, materially different terms or pricing in new or amended agreements, or loss of one or more of such customers could have a material adverse effect on our business.

Our business experiences varying levels of customer concentration. For example, in our Government Solutions segment, NYCDOT represented approximately 15.2% and 15.4% of our total revenues for the quarters ended March 31, 2026 and 2025, respectively. Our contract with NYCDOT expired on December 31, 2025, and we entered into a new contract with NYCDOT, effective January 1, 2026, to manage New York City’s automated enforcement camera safety programs for a five-year period. The terms of the new contract are materially different than our prior contract with NYCDOT, including service level agreements, service credits, liquidated damages, cybersecurity, and subcontracting requirements. If we do not successfully perform the contract pursuant to its terms, it could have a material adverse effect on our business, financial condition, and results of operations. We may continue to rely on a small number of customers in our Government Solutions segment to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition, and results of operations.

We also experience customer concentration in our Commercial Services segment. Three of our Commercial Services customers collectively accounted for 35.2% and 37.9% of our total revenues for the quarters ended March 31, 2026 and 2025, respectively. We face risks associated with the renewal of Commercial Services customer agreements. We are currently operating under a short-term contract extension and are engaged in contract negotiations with one of our significant Commercial Services customers which represented over 10% of our total revenue for the three months ended March 31, 2026 and the year ended December 31, 2025. There is no assurance that we will be successful in negotiating a renewal agreement and if we are unable to enter into a renewal agreement, or if we enter in a new renewal agreement and it has materially different terms and pricing that are unfavorable as compared to our current agreement, this would have a material adverse effect on our business, financial condition, and results of operations. We will enter into contract renewal discussions with our other two significant Commercial Services customers over the next eighteen months, and if we are unable to renew such customer agreements, or if the terms or pricing of such agreements are materially different from the current agreements, this would have a material impact on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following details the purchases of our Class A Common Stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet to be Purchased Under the Plans or Programs (1)
January 1, 2026 - January 31, 2026	2,215,800	$22.68	2,215,800	$66,317,515
February 1, 2026 - February 28, 2026	—	$—	—	$66,317,515
March 1, 2026 - March 31, 2026	—	$—	—	$66,317,515
Total	2,215,800	$22.68	2,215,800	$66,317,515

(1) Represents amounts outstanding under our authorized share repurchase program. On May 17, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to an aggregate amount of $100.0 million of our outstanding shares of Class A Common Stock over an 18-month period in open market purchases, in privately negotiated transactions, or by other means, including trading plans intended to qualify under Rule 10b5-1of the Exchange Act, and ASR agreements. On October 23, 2025, our Board of Directors authorized the repurchase of up to an additional $150.0 million of our outstanding shares of Class A Common Stock under the existing share repurchase program, providing the Company with an aggregate $250.0 million available for repurchases. The program may be suspended or terminated at any time by the Company and will terminate on November 13, 2026, if not terminated or extended prior to that date. As of March 31, 2026, we had $66.3 million available under the share repurchase authorization.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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

VERRA MOBILITY CORPORATION

Date: May 6, 2026	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)