Form 10-Q
period 2026-06-30
VERRA MOBILITY Corp
filed 2026-08-05
CIK 1682745

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A

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

As of August 3, 2026, there were 151,982,804 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2026

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

The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), Part II, Item 1A. “Risk Factors” of this Report, and in other filings with the Securities and Exchange Commission (the “SEC”) which highlight, among other risks:

•
the impact of negative industry and macroeconomic conditions, including inflation and higher interest rates, the impact of government actions and regulations, such as tariffs and trade protection measures, and military conflicts, which may materially and adversely affect our business, financial condition, and results of operations;
•
customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, risks relating to our contracts with our significant Commercial Services customers and the New York City Department of Transportation (“NYCDOT”). We announced that one of our three significant Commercial Services customers had issued a notice terminating its contract with us; that customer subsequently withdrew the notice and instead entered into a seven-year contract extension on terms materially less favorable to us than the prior agreement, including an option for the customer to modulate its fleet volume. A second significant Commercial Services customer entered into a five-year extension, also on materially less favorable terms and with fleet volume modulation rights. Within the next twelve months, we expect to engage in contractual renewal discussions with the third significant Commercial Services customer. Fluctuations in fleet volume under these arrangements, any failure to renew the third customer's agreement on favorable terms or at all, or any future termination of any such contracts could cause our revenue, results of operations, and cash flows to vary from period to period and could have a material adverse effect on our business, financial condition, and results of operations;
•
risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits, and investigations;
•
our ability to properly perform under contracts and otherwise satisfy customers, as well as develop and successfully market new products and technologies in new markets;
•
risks associated with the use of artificial intelligence (“AI”) and related tools and our ability to achieve expected results from AI;
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
•
our goodwill and intangible assets have been subject to impairment and may be subject to further impairment in the future;
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

•
risks and uncertainties related to litigation, including pending securities litigation, and other disputes and regulatory investigations; and
•
our ability to manage our substantial level of indebtedness.

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

Part I—Financial Information

Item 1. Financial Statements

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$49,561	$65,272
Restricted cash	3,629	3,046
Accounts receivable (net of allowance for credit losses of $20.4 million and $23.0 million at June 30, 2026 and December 31, 2025, respectively)	259,424	234,288
Unbilled receivables	97,279	56,100
Inventory	24,277	20,662
Prepaid expenses and other current assets	56,529	61,534
Total current assets	490,699	440,902
Installation and service parts, net	30,304	27,081
Property and equipment, net	249,079	208,703
Operating lease assets	46,178	36,359
Intangible assets, net	98,685	168,641
Goodwill	676,826	741,610
Other non-current assets	24,420	22,366
Total assets	$1,616,191	$1,645,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$141,117	$101,813
Deferred revenue	21,713	26,650
Accrued liabilities	60,345	69,851
Tax receivable agreement liability, current portion	5,257	5,257
Current portion of debt	10,000	6,888
Total current liabilities	238,432	210,459
Debt, net of current portion	1,024,657	1,021,157
Operating lease liabilities, net of current portion	46,664	31,338
Tax receivable agreement liability, net of current portion	33,418	38,418
Asset retirement obligations	18,898	17,789
Deferred tax liabilities, net	11,464	16,341
Other long-term liabilities	19,036	17,200
Total liabilities	1,392,569	1,352,702
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 260,000 shares authorized with 151,981 and 153,557 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	15	15
Additional paid-in capital	541,477	547,274
Accumulated deficit	(308,124)	(243,759)
Accumulated other comprehensive loss	(9,746)	(10,570)
Total stockholders' equity	223,622	292,960
Total liabilities and stockholders' equity	$1,616,191	$1,645,662

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Service revenue	$246,710	$223,477	$460,102	$435,379
Product sales	16,881	12,548	27,057	23,900
Total revenue	263,591	236,025	487,159	459,279
Cost of service revenue, excluding depreciation and amortization	14,210	4,629	21,601	9,412
Cost of product sales	14,035	8,946	22,325	16,978
Operating expenses	90,577	81,317	176,520	155,056
Selling, general and administrative expenses	43,990	48,466	84,843	99,967
Depreciation, amortization and (gain) loss on disposal of assets, net	29,167	29,473	58,458	57,287
Goodwill impairment	64,037	—	64,037	—
Impairment of intangible assets	40,354	—	40,354	—
Total costs and expenses	296,370	172,831	468,138	338,700
(Loss) income from operations	(32,779)	63,194	19,021	120,579
Interest expense, net	15,486	16,572	30,893	33,208
Loss on extinguishment of debt	—	23	—	48
Other income, net	(6,040)	(6,003)	(10,134)	(10,112)
Total other expenses	9,446	10,592	20,759	23,144
(Loss) income before income taxes	(42,225)	52,602	(1,738)	97,435
Income tax provision	5,953	14,027	19,696	26,521
Net (loss) income	$(48,178)	$38,575	$(21,434)	$70,914
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(170)	6,386	824	8,513
Total comprehensive (loss) income	$(48,348)	$44,961	$(20,610)	$79,427
Net (loss) income per share:
Basic	$(0.32)	$0.24	$(0.14)	$0.44
Diluted	$(0.32)	$0.24	$(0.14)	$0.44
Weighted average shares outstanding:
Basic	151,945	159,478	151,896	159,511
Diluted	151,945	161,543	151,896	161,804

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the Three and Six Months Ended June 30, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2025	153,557	$15	$547,274	$(243,759)	$(10,570)	$292,960
Net income	—	—	—	26,744	—	26,744
Share repurchases and retirement	(2,216)	—	(7,807)	(42,931)	—	(50,738)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	540	—	—	—	—	—
Exercise of stock options	25	—	336	—	—	336
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(5,248)	—	—	(5,248)
Stock-based compensation	—	—	6,952	—	—	6,952
Other comprehensive income, net of tax	—	—	—	—	994	994
Balance as of March 31, 2026	151,906	15	541,507	(259,946)	(9,576)	272,000
Net (loss)	—	—	—	(48,178)	—	(48,178)
Vesting of RSUs and PSUs	75	—	—	—	—	—
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(225)	—	—	(225)
Stock-based compensation	—	—	195	—	—	195
Other comprehensive loss, net of tax	—	—	—	—	(170)	(170)
Balance as of June 30, 2026	151,981	$15	$541,477	$(308,124)	$(9,746)	$223,622

For the Three and Six Months Ended June 30, 2025

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
(In thousands)	Shares	Amount	Capital	Deficit	Loss	Equity
Balance as of December 31, 2024	159,594	$16	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	32,339	—	32,339
Share repurchases and retirement	(686)	—	(2,372)	2,336	—	(36)
Vesting of RSUs and PSUs	501	—	—	—	—	—
Exercise of stock options	13	—	170	—	—	170
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(6,606)	—	—	(6,606)
Stock-based compensation	—	—	6,456	—	—	6,456
Other comprehensive income, net of tax	—	—	—	—	2,127	2,127
Balance as of March 31, 2025	159,422	16	549,603	(234,612)	(15,432)	299,575
Net income	—	—	—	38,575	—	38,575
Vesting of RSUs and PSUs	65	—	—	—	—	—
Exercise of stock options	45	—	671	—	—	671
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(384)	—	—	(384)
Stock-based compensation	—	—	7,279	—	—	7,279
Other comprehensive income, net of tax	—	—	—	—	6,386	6,386
Balance as of June 30, 2025	159,532	$16	$557,169	$(196,037)	$(9,046)	$352,102

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

condensed consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
($ in thousands)	2026	2025
Cash Flows from Operating Activities:
Net (loss) income	$(21,434)	$70,914
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	57,755	56,645
Amortization of deferred financing costs and discounts	1,122	1,903
Loss on extinguishment of debt	—	48
Share-based proceeds from legal settlement	(7,865)	—
Unrealized loss on remeasurement of share-based proceeds	2,628	—
Credit loss expense	7,210	13,856
Deferred income taxes	(5,262)	(4,467)
Stock-based compensation	7,147	13,735
Uncertain tax position reserve release	—	(1,682)
Goodwill impairment	64,037	—
Impairment of intangible assets	40,354	—
Other	881	1,227
Changes in operating assets and liabilities:
Accounts receivable	(32,412)	(23,674)
Unbilled receivables	(40,858)	(2,710)
Inventory	(9,745)	182
Prepaid expenses and other assets	11,037	5,975
Deferred revenue	(5,009)	(56)
Accounts payable and other current liabilities	22,931	7,900
Other liabilities	4,729	(1,683)
Net cash provided by operating activities	97,246	138,113
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(55,048)	(56,118)
Cash proceeds from the sale of assets	211	99
Net cash used in investing activities	(54,837)	(56,019)
Cash Flows from Financing Activities:
Borrowings on Amended Revolver	110,500	—
Repayment on Amended Revolver	(110,500)	—
Repayment of term loan debt	(3,444)	(4,509)
Equipment financing arrangements	2,908	—
Repayment of equipment financing arrangements	(210)	—
Payment of debt issuance costs	(536)	(262)
Share repurchases and retirement	(51,567)	—
Proceeds from the exercise of stock options	336	841
Payment of employee tax withholding related to RSUs and PSUs vesting	(5,474)	(6,990)
Net cash used in financing activities	(57,987)	(10,920)
Effect of exchange rate changes on cash and cash equivalents	450	1,597
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,128)	72,771
Cash, cash equivalents and restricted cash - beginning of period	68,318	81,154
Cash, cash equivalents and restricted cash - end of period	$53,190	$153,925

See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	Six Months Ended June 30,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2026	2025
Cash and cash equivalents	$49,561	$147,651
Restricted cash	3,629	6,274
Total cash, cash equivalents and restricted cash	$53,190	$153,925

Supplemental cash flow information:
Interest paid	$33,835	$32,782
Income taxes paid, net of refunds	15,200	26,011
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	11,741	8,570
Property and equipment acquired through vendor financing	6,111	—

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

The Government Solutions segment provides photo enforcement automated safety solutions to states, municipalities, counties, school districts, and law enforcement agencies of all sizes, primarily in the United States and Australia. The Company’s proprietary technologies are designed to provide government agencies with the information, data, and automated end-to-end administrative capabilities to enforce traffic violations through photo enforcement, with the goal of reducing traffic violations and resulting collisions, injuries, and fatalities. The Company installs, maintains, and manages hardware and software automated safety solutions to process event data, apply customer-specific rules, and connect traffic violations to responsible drivers or vehicle owners on behalf of customers. The Company also offers an end-to-end solution, in which it automatically sends captured events to a customer’s designated enforcement agency, and, once a violation is confirmed, the Company manages citation mailing, billing, and other administrative tasks on behalf of the customer. The international operations for this segment primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.

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

Revenue from a single Government Solutions customer exceeded 10% of total revenue. NYCDOT represented 21.8% and 14.7% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 18.8% and 15.0% of total revenue for the six months ended June 30, 2026 and 2025, respectively. NYCDOT represented 28.5% and 31.1% of total accounts receivable, net as of June 30, 2026 and December 31, 2025, respectively. There was also approximately $33.1 million of unbilled revenue related to NYCDOT as of June 30, 2026. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of June 30, 2026 or December 31, 2025.

Significant customer revenues were generated through three of the Company’s Commercial Services customers, with each exceeding 10% of total revenue. Commercial Services Customer A represented 11.0% and 14.7% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 12.0% and 15.2% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Commercial Services Customer B represented 12.8% and 11.2% of total revenue for the three months ended June 30, 2026 and 2025, respectively, and 12.4% and 11.5% of total revenue for the six months ended June 30, 2026 and 2025, respectively. Commercial Services Customer C represented 10.5% and 11.0% of total revenue for the three months ended June 30, 2026 and 2025, respectively and 10.3% and 10.6% of total revenue for the six months ended June 30, 2026 and 2025, respectively. No Commercial Services customer exceeded 10% of total accounts receivable, net as of June 30, 2026 or December 31, 2025.

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

The following presents the activity in the allowance for credit losses by reportable segment for the six months ended June 30, 2026 and 2025, respectively:

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2026	$21,530	$386	$1,088	$23,004
Credit loss expense	6,796	103	311	7,210
Write-offs, net of recoveries	(9,755)	(49)	1	(9,803)
Balance at June 30, 2026	$18,571	$440	$1,400	$20,411

	Commercial	Government	Parking
($ in thousands)	Services(1)	Solutions	Solutions	Total
Balance at January 1, 2025	$16,038	$332	$648	$17,018
Credit loss expense	12,938	49	869	13,856
Write-offs, net of recoveries	(8,857)	5	(324)	(9,176)
Balance at June 30, 2025	$20,119	$386	$1,193	$21,698

(1)
This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 84% and 85% of the total Commercial Services allowance for credit losses as of June 30, 2026 and 2025, respectively.

Remaining Performance Obligations

Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and primarily relates to Government Solutions and Parking Solutions customers. As of June 30, 2026 and December 31, 2025, the Company had approximately $9.4 million and $8.9 million of deferred revenue in the Government Solutions segment, respectively. The Company recognized $1.4 million of revenue excluding exchange rate impact during both the three months ended June 30, 2026 and 2025, and $4.7 million and $5.6 million of revenue excluding exchange rate impact during the six months ended June 30, 2026 and 2025, respectively, related to amounts that were included in deferred revenue as of December 31, 2025 and 2024. As of June 30, 2026 and December 31, 2025, the Company had approximately $15.1 million and $20.1 million of deferred revenue in the Parking Solutions segment, respectively. The Company recognized $6.5 million and $7.8 million of revenue during the three months ended June 30, 2026 and 2025, respectively, and $15.6 million and $17.8 million of revenue during the six months ended June 30, 2026 and 2025, respectively, related to amounts that were included in deferred revenue as of December 31, 2025 and 2024.

Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with an enforceable contract term of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of June 30, 2026, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $199.6 million, of which $82.7 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.

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

3. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following at:

($ in thousands)	June 30, 2026	December 31, 2025
Prepaid services	$19,444	$22,925
Prepaid tolls	12,488	8,425
Income taxes receivable	8,481	14,213
Short term investments	5,237	—
Deposits	2,330	3,113
Costs to fulfill a customer contract	932	761
Prepaid insurance	509	1,761
Other	7,108	10,336
Total prepaid expenses and other current assets	$56,529	$61,534

4. Goodwill and Intangible Assets

Second Quarter 2026 Impairment Assessments

During the second quarter of 2026, the Company identified impairment indicators resulting from a sustained decline in its share price, the loss of a significant customer and changes in executive leadership. Accordingly, the Company performed interim impairment assessments of its long-lived assets and goodwill as of May 31, 2026. The Company evaluated the recoverability of its long-lived asset groups before performing its quantitative goodwill impairment tests.

The Company first evaluated the recoverability of its long-lived asset groups by comparing the carrying amount of each asset group with the estimated undiscounted cash flows expected to be generated by the asset group. The estimated undiscounted cash flows of the Parking Solutions asset groups, consisting of customer relationships, trademark and developed technology, were less than its carrying amount. Accordingly, the Company measured the asset group at fair value and recognized a $40.4 million impairment of intangible assets during the three and six months ended June 30, 2026, primarily allocated to customer relationships. The impairment loss is presented separately within impairment of intangible assets on the condensed consolidated statements of operations. The Company did not identify an impairment of the long-lived asset groups associated with its other reporting units.

After recognizing the long-lived asset impairment and related deferred-tax effects, the Company performed quantitative goodwill impairment tests for each of its reporting units. The estimated fair values of the Commercial Services, Government Solutions North America and Government Solutions International reporting units exceeded their respective carrying amounts, and no goodwill impairment was recognized for those reporting units. The estimated fair value of the Parking Solutions reporting unit was less than its carrying amount. Accordingly, the Company recognized a $64.0 million goodwill impairment during the three and six months ended June 30, 2026, which is presented separately within goodwill impairment on the condensed consolidated statements of operations.

The Company estimated the fair values of its reporting units by equally weighting the results of the income approach and market approach methods, which are based on the present value of future discounted cash flows and market data, respectively, and are classified as Level 3 inputs on the fair value hierarchy. Under the income approach, the Company used a discounted cash flow method based on projected cash flows and terminal values discounted using market-participant weighted-average costs of capital. Significant assumptions included revenue growth rates, EBITDA margins, terminal growth rates and discount rates. Under the market approach, the Company primarily applied EBITDA multiples derived from selected guideline public companies. Significant assumptions included the selection of guideline public companies, projected EBITDA, and the selected valuation multiples. The fair value of the impaired customer relationships was estimated using income-based valuation techniques, including the multi-period excess earnings method, which are Level 3 measurements in the fair value hierarchy. Significant assumptions included projected revenue, customer attrition rates, contributory asset charges and discount rates.

The following table presents the changes in the carrying amount of goodwill by reportable segment:

	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Balance at December 31, 2025	$425,231	$214,313	$102,066	$741,610
Goodwill impairment	—	—	(64,037)	(64,037)
Foreign currency translation adjustment	(1,170)	423	—	(747)
Balance at June 30, 2026	$424,061	$214,736	$38,029	$676,826

Intangible assets consist of the following as of the respective period-ends:

	June 30, 2026		December 31, 2025

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
($ in thousands)	Amount	Amortization	Amount	Amortization
Trademarks	$4,235	$2,726	$4,822	$2,484
Patent	500	267	500	217
Customer relationships	523,333	438,747	559,256	412,488
Developed technology	36,303	23,946	40,656	21,404
Gross carrying value of intangible assets	564,371	$465,686	605,234	$436,593
Less: accumulated amortization	(465,686)		(436,593)
Intangible assets, net	$98,685		$168,641

Amortization expense was $14.3 million and $16.4 million for the three months ended June 30, 2026 and 2025, respectively, and was $29.9 million and $33.1 million for the six months ended June 30, 2026 and 2025, respectively.

Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2026	$22,865
2027	21,165
2028	15,164
2029	14,202
2030	13,536
Thereafter	11,753
Total	$98,685

5. Accrued Liabilities

Accrued liabilities consist of the following at:

($ in thousands)	June 30, 2026	December 31, 2025
Accrued salaries and wages	$26,970	$41,050
Current portion of operating lease liabilities	6,371	6,750
Income taxes payable	5,918	3,278
Accrued interest payable	4,368	4,204
Advanced deposits	3,719	3,270
Self-insurance liability	3,038	1,796
Restricted cash due to customers	3,001	2,616
Other	6,960	6,887
Total accrued liabilities	$60,345	$69,851

6. Debt, Net

The following table provides a summary of the Company’s debt, net at:

($ in thousands)	June 30, 2026	December 31, 2025
Amended Term Loan	$683,638	$687,082
Senior Notes	350,000	350,000
Other debt(1)	9,120	—
Less: original issue discounts	(2,027)	(2,193)
Less: unamortized deferred financing costs	(6,074)	(6,844)
Total debt, net	1,034,657	1,028,045
Less: current portion of debt	(10,000)	(6,888)
Total debt, net of current portion	$1,024,657	$1,021,157

(1) Other debt consists of certain equipment financing arrangements entered into in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements.

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

The Amended Term Loan bears interest at a per annum rate equal to Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of June 30, 2026, the interest rate on the Amended Term Loan was 5.6%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election. The Company evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During the six months ended June 30, 2026, the Company made quarterly repayments totaling $3.4 million on the Amended Term Loan. During the six months ended June 30, 2025, the Company made voluntary prepayments totaling $4.5 million on the 2021 Term Loan. As a result, the total principal outstanding was $683.6 million as of June 30, 2026.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. The Company may redeem all or a portion of the Senior Notes at face value plus accrued and unpaid interest.

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

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were no outstanding borrowings on the Amended Revolver as of June 30, 2026 or December 31, 2025. The availability to borrow was $115.4 million at June 30, 2026, calculated as the Company's borrowing base which consists of certain eligible accounts receivable and inventory balances, less any outstanding borrowings and letters of credit up to the maximum commitment available.

A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) an annual rate of 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) an annual rate of 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. The Company is also required to pay participation and fronting fees at 1.38% on $3.7 million of outstanding letters of credit as of June 30, 2026.

All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At June 30, 2026, the Company was compliant with all debt covenants in its debt agreements.

From time to time, the Company enters into equipment financing arrangements in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements. Amounts outstanding under these arrangements are included in "Other debt" in the table above and were not material to the Company’s overall financial position, liquidity, or capital resources as of June 30, 2026.

Interest Expense, Net

The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $15.5 million and $16.6 million for the three months ended June 30, 2026 and 2025, respectively, and $30.9 million and $33.2 million for the six months ended June 30, 2026 and 2025, respectively.

The weighted average effective interest rate on the Company’s outstanding borrowings was 5.6% as of both June 30, 2026 and December 31, 2025.

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

	Level in	June 30, 2026		December 31, 2025
	Fair Value	Carrying	Estimated	Carrying	Estimated
($ in thousands)	Hierarchy	Amount	Fair Value	Amount	Fair Value
Term Loan	2	$677,554	$618,693	$680,339	$692,235
Senior Notes	2	348,055	308,000	347,706	346,500
Other debt(1)	2	9,048	9,120	—	—

(1) Other debt consists of certain equipment financing arrangements entered into in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements.

As a result of a legal settlement finalized in February 2026, the Company received ordinary shares of a publicly traded company based in Australia. The shares are classified as short-term investments within the prepaid expenses and other current assets line on the condensed consolidated balance sheets and are measured at fair value on a quarterly basis. The fair value of these shares is determined using quoted closing market prices on the Australian Securities Exchange, an active exchange, as of the measurement date. Accordingly, the investment is classified within Level 1 of the fair value hierarchy. The following summarizes the change in fair value of equity securities included in selling, general and administrative expenses on the condensed consolidated statements of operations and comprehensive (loss) income which consists of adjustments related to the equity securities re-measured to fair value at the end of the reporting period:

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2026	June 30, 2026
Beginning balance	$6,068	$—
Equity securities acquired from legal settlement	—	7,865
Change in fair value of equity securities	(831)	(2,628)
Ending balance	$5,237	$5,237

The Company has an equity investment measured at cost with a carrying value of $2.1 million and $2.0 million as of June 30, 2026 and December 31, 2025, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within Level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the six months ended June 30, 2026 and 2025.

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

The components of basic and diluted net (loss) income per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net (loss) income	$(48,178)	$38,575	$(21,434)	$70,914
Denominator:
Weighted average shares - basic	151,945	159,478	151,896	159,511
Common stock equivalents(1)	—	2,065	—	2,293
Weighted average shares - diluted	151,945	161,543	151,896	161,804
Net (loss) income per share - basic	$(0.32)	$0.24	$(0.14)	$0.44
Net (loss) income per share - diluted	$(0.32)	$0.24	$(0.14)	$0.44
Antidilutive shares excluded from diluted net (loss) income per share:
Restricted stock units	2,833	20	3,060	6
Non-qualified stock options	474	—	35	—
Performance share units	727	325	727	325
Common stock equivalents(1)	1,210	—	1,526	—
Total antidilutive shares excluded	5,244	345	5,348	331

(1) Due to the Company's overall loss position, common stock equivalents are antidilutive for both the three and six months ended June 30, 2026.

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

The Company’s effective income tax rate was (14.1)% and 26.7% for the three months ended June 30, 2026 and 2025, respectively, and (1,133.5)% and 27.2% for the six months ended June 30, 2026 and 2025, respectively. The decrease in effective tax rate was primarily driven by the goodwill impairment recorded for the six months ended June 30, 2026, which is not deductible for tax purposes.

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

During the six months ended June 30, 2026, the Company paid $50.2 million to repurchase 2,215,800 shares of its Class A Common Stock through open market transactions, which shares it subsequently retired. In addition, the Company recorded approximately $0.5 million within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2026 for direct costs related to the excise tax payable on net share repurchases. During the six months ended June 30, 2026, the Company made approximately $1.4 million of excise tax payments. In connection with these repurchases, the Company reduced the par value from common stock and $7.8 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $42.4 million. As of June 30, 2026, $66.3 million remains available under the Company’s authorized share repurchase program.

11. Stock-Based Compensation

The following details the components of stock-based compensation for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Operating expenses	$1,615	$1,503	$3,066	$2,601
Selling, general and administrative expenses(1)	(1,420)	5,776	4,081	11,134
Total stock-based compensation expense	$195	$7,279	$7,147	$13,735

(1) Credit to selling, general and administrative expenses is related to the reversal of unvested share-based compensation as a result of executive leadership transition.

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

At June 30, 2026, the TRA liability was $38.7 million of which approximately $5.3 million was the current portion and $33.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets. During the second quarter of 2026, the Company made an estimated payment of $5.0 million related to the 2025 tax year.

13. Commitments and Contingencies

The Company has issued various letters of credit under contractual arrangements with certain of its domestic and international vendors and customers. Outstanding letters of credit under these arrangements totaled $3.7 million at June 30, 2026. Additionally, the Company had $2.3 million of bank guarantees at June 30, 2026 required to support bids and contracts with certain international customers.

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

On June 4, 2026, a putative securities class action was filed in the United States District Court for the District of Arizona, captioned Otucu v. Verra Mobility Co., et al., on behalf of a putative class of investors who purchased the Company's common stock between February 24, 2026 and May 26, 2026. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages on behalf of investors that purchased or otherwise acquired Company common stock between February 24, 2026 and May 26, 2026. The complaint alleges that defendants materially misled the putative class with respect to the Company’s statements regarding contract renewal negotiations with a Commercial Services customer and guidance with respect to full year 2026. The Company intends to defend this matter vigorously. The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at June 30, 2026.

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

The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended June 30, 2026
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$115,061	$115,033	$16,616	$246,710
Product sales	—	13,473	3,408	16,881
Total revenue	115,061	128,506	20,024	263,591
Cost of service revenue, excluding depreciation and amortization	427	10,542	3,241	14,210
Cost of product sales	—	10,497	3,538	14,035
Operating expenses	24,015	60,126	4,821	88,962
Selling, general and administrative expenses	18,249	16,782	6,059	41,090
Loss on disposal of assets, net	—	623	13	636
Other (income) expense, net	(4,820)	(1,275)	59	(6,036)
Segment profit	$77,190	$31,211	$2,293	$110,694
Interest expense, net				15,486
Goodwill impairment				64,037
Impairment of intangible assets				40,354
Other reconciling items (1)				33,042
Loss before income taxes				$(42,225)

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total loss before income taxes.

	For the Three Months Ended June 30, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$109,050	$97,971	$16,456	$223,477
Product sales	—	9,129	3,419	12,548
Total revenue	109,050	107,100	19,875	236,025
Cost of service revenue, excluding depreciation and amortization	638	348	3,643	4,629
Cost of product sales	—	6,300	2,646	8,946
Operating expenses	23,501	52,415	3,898	79,814
Selling, general and administrative expenses	18,823	17,660	6,500	42,983
Loss on disposal of assets, net	—	318	—	318
Other income, net	(5,954)	(21)	(11)	(5,986)
Segment profit	$72,042	$30,080	$3,199	$105,321
Interest expense, net				16,572
Loss on extinguishment of debt				23
Other reconciling items (1)				36,124
Income before income taxes				$52,602

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Six Months Ended June 30, 2026
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$212,868	$213,123	$34,111	$460,102
Product sales	—	20,721	6,336	27,057
Total revenue	212,868	233,844	40,447	487,159
Cost of service revenue, excluding depreciation and amortization	931	13,656	7,014	21,601
Cost of product sales	—	16,123	6,202	22,325
Operating expenses	46,877	116,614	9,963	173,454
Selling, general and administrative expenses	35,372	35,651	11,520	82,543
Loss on disposal of assets, net	2	687	13	702
Other (income) expense, net	(9,323)	(863)	41	(10,145)
Segment profit	$139,009	$51,976	$5,694	$196,679
Interest expense, net				30,893
Goodwill impairment				64,037
Impairment of intangible assets				40,354
Other reconciling items (1)				63,133
Loss before income taxes				$(1,738)

(1) This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total loss before income taxes.

	For the Six Months Ended June 30, 2025
	Commercial	Government	Parking
($ in thousands)	Services	Solutions	Solutions	Total
Service revenue	$210,439	$191,953	$32,987	$435,379
Product sales	—	16,969	6,931	23,900
Total revenue	210,439	208,922	39,918	459,279
Cost of service revenue, excluding depreciation and amortization	1,238	1,036	7,138	9,412
Cost of product sales	—	11,563	5,415	16,978
Operating expenses	45,579	99,376	7,500	152,455
Selling, general and administrative expenses	38,405	36,963	13,758	89,126
Loss on disposal of assets, net	—	642	—	642
Other income, net	(9,922)	(158)	(15)	(10,095)
Segment profit	$135,139	$59,500	$6,122	$200,761
Interest expense, net				33,208
Loss on extinguishment of debt				48
Other reconciling items (1)				70,070
Income before income taxes				$97,435

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

The Company primarily operates within the United States, Australia, United Kingdom, Canada, and in various other countries in Europe and Asia. The following table details the revenues from international operations for the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Australia	$13,806	$16,129	$27,490	$32,577
United Kingdom	4,653	8,066	11,530	13,897
Canada	5,257	7,112	10,663	15,270
All other	2,115	1,854	3,463	2,864
Total international revenues	$25,831	$33,161	$53,146	$64,608

15. Subsequent Event

Commercial Services Customer Contracts

On August 1, 2026, the Company entered into an extension agreement with a significant Commercial Services customer which represented over 10% of our total revenue for the six months ended June 30, 2026, that extends the parties’ commercial relationship for a five-year term, with options to extend. The extension terms are materially less favorable to the Company than those under the prior agreement and provides fleet volume modulation rights. The renewal agreement became effective after June 30, 2026, and did not result in the recognition of revenue or other amounts under the renewal agreement in the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2026.

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

In connection with the executive leadership and organizational realignment described under “Recent Events”, we are evaluating the effect of changes to our organizational structure and internal management reporting on the identification of our operating and reportable segments. We continue to report three operating and reportable segments for the periods presented. Depending on how the organizational and internal management reporting changes affect the financial information regularly reviewed by our chief operating decision maker, the Company's Interim Chief Executive Officer, into assessing performance and allocating resources, the evaluation could result in a change to our segment reporting in a future period, including reporting as a single operating and reportable segment. Any such change would be reflected beginning in the period in which the change becomes effective, with prior-period segment information recast as required.

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

Executive Summary

We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year-over-year and focus on initiatives that support our long-term strategy. During the periods presented, we:

•
Increased total revenue by $27.9 million, or 6.1%, from $459.3 million in the six months ended June 30, 2025 to $487.2 million in the same period in 2026. The increase was mainly due to installation revenue from the NYCDOT program, and expansion in speed, bus lane, school bus, red light and other services in the Government Solutions segment.
•
Generated cash flows from operating activities of $97.2 million and $138.1 million for the six months ended June 30, 2026 and 2025, respectively. Our cash on hand was $49.6 million as of June 30, 2026.

Recent Events

Change in Executive Leadership and Organizational Realignment

On June 1, 2026, we announced that David Roberts had departed as our President and Chief Executive Officer and as a member of our Board of Directors. The Board appointed Jon Keyser, previously our Chief Transformation Officer and Executive Vice President and Chief Legal Officer, as Interim President and Chief Executive Officer and retained an executive search firm to assist with a comprehensive search for a permanent successor.

On June 17, 2026, we announced organizational changes intended to accelerate our transformation initiatives, strengthen customer focus and create a more agile and efficient operating model. These changes build upon a hybrid operating model that centralizes key functions, including Human Resources, Finance, Legal, Government Relations, Engineering and Product Management. Stacey Moser was appointed Chief Customer Officer with responsibility for sales, account management and marketing across our Commercial Services and Government Solutions businesses. We are evaluating the effect of these organizational and internal management reporting changes on our operating and reportable segments. See “Our Segments” above for additional information.

Commercial Services Customer Contracts

We announced that one of our three significant Commercial Services customers had issued a notice terminating its contract with us; that customer subsequently withdrew the notice and entered into a seven-year contract extension on terms materially less favorable to us than the prior agreement, including an option for the customer to modulate its fleet volume. A second significant Commercial Services customer entered into a five-year extension, with options to extend, also on materially less favorable terms than the prior agreement and with fleet volume modulation rights. Within the next twelve months, we expect to engage in contractual renewal discussions with a third significant Commercial Services customer.

Fluctuations in fleet volume under these arrangements could cause our revenue, results of operations, and cash flows to vary from period to period and could have a material adverse effect on our business, financial condition, and results of operations. Additionally, any failure to renew the third customer's agreement on favorable terms or at all or any future termination of such contracts could have a material adverse effect on our business, financial condition, and results of operations.

Goodwill and Intangible Impairment

We recorded a $64.0 million impairment to goodwill in our Parking Solutions segment during the six months ended June 30, 2026, which is presented in a separate line item on the condensed consolidated statements of operations. This was in connection with our 2026 assessment of goodwill impairment where the Parking Solutions reporting unit's carrying value exceeded the estimated fair value. As part of this assessment, we determined that the carrying value of certain intangibles within the Parking Solutions segment were not recoverable and recorded a $40.4 million impairment to intangibles in our Parking Solutions segment during the six months ended June 30, 2026, which is presented in a separate line item on the condensed consolidated statements of operations. Refer to Note 4, Goodwill and Intangible Assets, in Part I, Item 1, Financial Statements, for additional information.

Key Factors Affecting Our Results of Operations

We believe that our performance and future success depends on a number of factors that present opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A. “Risk Factors” of our Annual Report and in Part II, Item 1A. “Risk Factors” of this Report.

Macroeconomic Conditions

Our business is susceptible to a number of industry-specific and global macroeconomic factors that may cause our actual results of operations to differ from our historical results of operations or current expectations. The factors and trends that we currently believe are or will be most impactful to our results of operations and financial condition include the following: the inflationary impact on items such as wages and travel-related costs, future travel demand, legislation or regulation regarding the adoption, expansion, or prohibition of Automatic License Plate Recognition, automated enforcement and traffic safety technology by local, state, or national governments, higher interest rates and the impact of government regulations and actions, including tariffs, trade protection measures, military conflicts or a government shutdown. We continue to monitor the potential favorable or unfavorable impacts of these and other factors on our business, financial condition, and results of operations.

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

We monitor the U.S. Transportation and Security Administration (the “TSA”) passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume in the second quarter of 2026 was approximately 1% less than TSA Passenger Volume for the same period in 2025.

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

Our Parking Solutions segment generates service revenue mainly from offering software-as-a-service (“SaaS”), subscription fees, professional services, and citation processing services related to parking management solutions to its customers.

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

Impairment of Intangible Assets. This relates to impairment loss recognized on intangibles.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue	$246,710	$223,477	93.6%	94.7%	$23,233	10.4%
Product sales	16,881	12,548	6.4%	5.3%	4,333	34.5%
Total revenue	263,591	236,025	100.0%	100.0%	27,566	11.7%
Cost of service revenue, excluding depreciation and amortization	14,210	4,629	5.4%	2.0%	9,581	207.0%
Cost of product sales	14,035	8,946	5.3%	3.8%	5,089	56.9%
Operating expenses	90,577	81,317	34.4%	34.5%	9,260	11.4%
Selling, general and administrative expenses	43,990	48,466	16.7%	20.5%	(4,476)	(9.2)%
Depreciation, amortization and (gain) loss on disposal of assets, net	29,167	29,473	11.1%	12.4%	(306)	(1.0)%
Goodwill impairment	64,037	—	24.3%	0.0%	64,037	100.0%
Impairment of intangible assets	40,354	—	15.2%	0.0%	40,354	100.0%
Total costs and expenses	296,370	172,831	112.4%	73.2%	123,539	71.5%
(Loss) income from operations	(32,779)	63,194	(12.4)%	26.8%	(95,973)	(151.9)%
Interest expense, net	15,486	16,572	5.9%	7.0%	(1,086)	(6.6)%
Loss on extinguishment of debt	—	23	0.0%	0.0%	(23)	(100.0)%
Other income, net	(6,040)	(6,003)	(2.3)%	(2.5)%	(37)	0.6%
Total other expenses	9,446	10,592	3.6%	4.5%	(1,146)	(10.8)%
(Loss) income before income taxes	(42,225)	52,602	(16.0)%	22.3%	(94,827)	(180.3)%
Income tax provision	5,953	14,027	2.3%	6.0%	(8,074)	(57.6)%
Net (loss) income	$(48,178)	$38,575	(18.3)%	16.3%	$(86,753)	(224.9)%

Service Revenue. Service revenue increased by $23.2 million, or 10.4%, to $246.7 million for the three months ended June 30, 2026 from $223.5 million for the three months ended June 30, 2025, representing 93.6% and 94.7% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue
Commercial Services	$115,061	$109,050	43.7%	46.2%	$6,011	5.5%
Government Solutions	115,033	97,971	43.6%	41.5%	17,062	17.4%
Parking Solutions	16,616	16,456	6.3%	7.0%	160	1.0%
Total service revenue	$246,710	$223,477	93.6%	94.7%	$23,233	10.4%

Commercial Services service revenue increased by $6.0 million, or 5.5%, from $109.1 million for the three months ended June 30, 2025 to $115.1 million for the three months ended June 30, 2026. The increase was primarily due to increased product adoption and tolling activity compared to the prior year which contributed to a $4.1 million growth in RAC tolling revenue, with the remainder primarily driven by higher violations processing compared to the same period in 2025.

Government Solutions service revenue increased by $17.1 million, or 17.4%, from $98.0 million for the three months ended June 30, 2025, to $115.0 million for the three months ended June 30, 2026. The increase was primarily driven by a $12.0 million increase in New York City revenues associated with new camera installations, net of pricing changes under the new contract. The remaining $5.1 million in growth is attributable to expansion in bus lane, speed and other services.

Parking Solutions service revenue increased to $16.6 million for the three months ended June 30, 2026, from $16.5 million for the three months ended June 30, 2025. The increased revenue was primarily driven by SaaS product offerings, partially offset by decreases in subscription services and professional services related to parking management solutions.

Product Sales. Product sales were $16.9 million and $12.5 million for the three months ended June 30, 2026 and 2025, respectively. The increase was entirely due to an increase in product sales in the Government Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $4.6 million for the three months ended June 30, 2025 to $14.2 million for the same period in 2026, mainly due to NYCDOT installation service costs and increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by $5.1 million from $8.9 million in the three months ended June 30, 2025 to $14.0 million in the three months ended June 30, 2026, which was due to increased product sales primarily driven by the New York City expansion, partially offset by lower margin on product sales in the second quarter 2026 compared to the second quarter of 2025.

Operating Expenses. Operating expenses increased by $9.3 million, or 11.4%, from $81.3 million for the three months ended June 30, 2025 to $90.6 million for the three months ended June 30, 2026. The increase in 2026 compared to the prior year period was primarily in the Government Solutions segment of approximately $7.7 million driven by increases in subcontractor, information technology, rent and recurring services costs. Operating expenses as a percentage of total revenue decreased from 34.5% to 34.4% for the three months ended June 30, 2025 and 2026, respectively. The following table presents operating expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Operating expenses
Commercial Services	$24,015	$23,501	9.1%	10.0%	$514	2.2%
Government Solutions	60,126	52,415	22.8%	22.2%	7,711	14.7%
Parking Solutions	4,821	3,898	1.9%	1.7%	923	23.7%
Operating expenses by segment	88,962	79,814	33.8%	33.9%	9,148	11.5%
Other expenses	1,615	1,503	0.6%	0.6%	112	7.5%
Total operating expenses	$90,577	$81,317	34.4%	34.5%	$9,260	11.4%

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $44.0 million for the three months ended June 30, 2026 compared to $48.5 million for the same period in 2025. This was primarily due to a $7.2 million decrease in stock-based compensation and a $1.2 million decrease in credit loss expense partially offset by a $4.1 million increase in expenses related to organization restructuring and executive transition costs compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 20.5% to 16.7% for the three months ended June 30, 2025 and 2026, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Selling, general and administrative expenses
Commercial Services	$18,249	$18,823	6.9%	8.0%	$(574)	(3.0)%
Government Solutions	16,782	17,660	6.4%	7.5%	(878)	(5.0)%
Parking Solutions	6,059	6,500	2.3%	2.7%	(441)	(6.8)%
Selling, general and administrative expenses by segment	41,090	42,983	15.6%	18.2%	(1,893)	(4.4)%
Other expenses	2,900	5,483	1.1%	2.3%	(2,583)	(47.1)%
Total selling, general and administrative expenses	$43,990	$48,466	16.7%	20.5%	$(4,476)	(9.2)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased slightly by $0.3 million to $29.2 million for the three months ended June 30, 2026 from $29.5 million for the same period in 2025.

Goodwill Impairment. We recorded an impairment loss of $64.0 million for the three months ended June 30, 2026, as a result of the May 2026 assessment of goodwill impairment in our Parking Solutions segment. See Note 4, Goodwill and Intangible Assets, for additional information.

Impairment of Intangible Assets. We recorded an impairment loss of $40.4 million for the three months ended June 30, 2026, as a result of the May 2026 interim impairment assessment of long-lived assets in our Parking Solutions segment. See Note 4, Goodwill and Intangible Assets, for additional information.

Interest Expense, Net. Interest expense, net decreased by approximately $1.1 million from $16.6 million for the three months ended June 30, 2025 to $15.5 million for the same period in 2026. This was primarily attributable to 25 basis-point reduction in the interest rate as a result of refinancing our 2021 Term Loan in October 2025 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the three months ended June 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan.

Other Income, Net. Other income, net remained flat at $6.0 million for both the three months ended June 30, 2026 and 2025.

Income Tax Provision. Income tax provision was $6.0 million representing an effective tax rate of (14.1)% for the three months ended June 30, 2026 compared to a tax provision of $14.0 million, with an effective tax rate of 26.7% for the same period in 2025. The decrease in effective tax rate variance was primarily driven by the goodwill impairment recorded for the three months ended June 30, 2026, which is not deductible for tax purposes.

Net (Loss) Income. We had net loss of $(48.2) million for the three months ended June 30, 2026, as compared to a net income of $38.6 million for the three months ended June 30, 2025. The $86.8 million decrease was primarily due to impairment on goodwill and intangible assets recorded for the three months ended June 30, 2026 and an increase in operating expenses, partially offset by increased gross margin on product sales and installation services and a decrease in selling, general and administrative expenses and the other statement of operations activity discussed above.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue	$460,102	$435,379	94.4%	94.8%	$24,723	5.7%
Product sales	27,057	23,900	5.6%	5.2%	3,157	13.2%
Total revenue	487,159	459,279	100.0%	100.0%	27,880	6.1%
Cost of service revenue, excluding depreciation and amortization	21,601	9,412	4.4%	2.0%	12,189	129.5%
Cost of product sales	22,325	16,978	4.6%	3.7%	5,347	31.5%
Operating expenses	176,520	155,056	36.2%	33.8%	21,464	13.8%
Selling, general and administrative expenses	84,843	99,967	17.4%	21.8%	(15,124)	(15.1)%
Depreciation, amortization and (gain) loss on disposal of assets, net	58,458	57,287	12.0%	12.5%	1,171	2.0%
Goodwill impairment	64,037	—	13.1%	0.0%	64,037	100.0%
Impairment of intangible assets	40,354	—	8.4%	0.0%	40,354	100.0%
Total costs and expenses	468,138	338,700	96.1%	73.8%	129,438	38.2%
Income from operations	19,021	120,579	3.9%	26.2%	(101,558)	(84.2)%
Interest expense, net	30,893	33,208	6.3%	7.2%	(2,315)	(7.0)%
Loss on extinguishment of debt	—	48	0.0%	0.0%	(48)	(100.0)%
Other income, net	(10,134)	(10,112)	(2.0)%	(2.2)%	(22)	0.2%
Total other expenses	20,759	23,144	4.3%	5.0%	(2,385)	(10.3)%
(Loss) income before income taxes	(1,738)	97,435	(0.4)%	21.2%	(99,173)	(101.8)%
Income tax provision	19,696	26,521	4.0%	5.8%	(6,825)	(25.7)%
Net (loss) income	$(21,434)	$70,914	(4.4)%	15.4%	$(92,348)	(130.2)%

Service Revenue. Service revenue increased by $24.7 million, or 5.7%, to $460.1 million for the six months ended June 30, 2026 from $435.4 million for the six months ended June 30, 2025, representing 94.4% and 94.8% of total revenue, respectively. The following table depicts service revenue by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue
Commercial Services	$212,868	$210,439	43.7%	45.8%	$2,429	1.2%
Government Solutions	213,123	191,953	43.7%	41.8%	21,170	11.0%
Parking Solutions	34,111	32,987	7.0%	7.2%	1,124	3.4%
Total service revenue	$460,102	$435,379	94.4%	94.8%	$24,723	5.7%

Commercial Services service revenue increased by $2.4 million, or 1.2%, from $210.4 million for the six months ended June 30, 2025 to $212.9 million for the six months ended June 30, 2026. The increase was primarily due to increased product adoption and tolling activity compared to the prior year which contributed to a $4.6 million growth in RAC tolling revenue, partially offset by lower revenue generated from our FMC customers due to customer churn.

Government Solutions service revenue increased by $21.2 million, or 11.0%, from $192.0 million for the six months ended June 30, 2025, to $213.1 million for the six months ended June 30, 2026. The increase was primarily driven by $12.6 million in revenue from speed, bus lane, school bus, red light and other services. The remaining $8.6 million in growth comes from installation revenue on new camera installations for New York City net of price changes on the new contract.

Parking Solutions service revenue increased to $34.1 million for the six months ended June 30, 2026, from $33.0 million for the six months ended June 30, 2025. The increased revenue was primarily driven by SaaS product offerings and professional services, partially offset by a decrease in subscription services related to parking management solutions.

Product Sales. Product sales were $27.1 million and $23.9 million for the six months ended June 30, 2026 and 2025, respectively. Product sales increased by $3.2 million, which was due to a $3.8 million increase in product sales in the Government Solutions segment partially offset by a $0.6 million decrease in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.

Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $9.4 million for the six months ended June 30, 2025 to $21.6 million for the same period in 2026, mainly due to NYCDOT installation service costs and increased recurring service costs.

Cost of Product Sales. Cost of product sales increased by $5.3 million from $17.0 million in the six months ended June 30, 2025 to $22.3 million in the six months ended June 30, 2026, which was due to increased product sales compared to the same period in 2025.

Operating Expenses. Operating expenses increased by $21.5 million, or 13.8%, from $155.1 million for the six months ended June 30, 2025 to $176.5 million for the six months ended June 30, 2026. The increase in 2026 compared to the prior year period was primarily in the Government Solutions segment for approximately $17.2 million driven by increases in subcontractor, information technology, rent, recurring services costs and wages, approximately $2.5 million in the Parking Solutions segment driven by wages, information technology and subcontractor costs and approximately $1.3 million in the Commercial Services segment driven by recurring services. Operating expenses as a percentage of total revenue increased from 33.8% to 36.2% for the six months ended June 30, 2025 and 2026, respectively. The following table presents operating expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Operating expenses
Commercial Services	$46,877	$45,579	9.6%	9.9%	$1,298	2.8%
Government Solutions	116,614	99,376	23.9%	21.6%	17,238	17.3%
Parking Solutions	9,963	7,500	2.1%	1.7%	2,463	32.8%
Operating expenses by segment	173,454	152,455	35.6%	33.2%	20,999	13.8%
Other expenses	3,066	2,601	0.6%	0.6%	465	17.9%
Total operating expenses	$176,520	$155,056	36.2%	33.8%	$21,464	13.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $84.8 million for the six months ended June 30, 2026 compared to $100.0 million for the same period in 2025. This was primarily due to a $9.2 million decrease related to a legal settlement finalized in February 2026, a $7.1 million decrease in share-based compensation and a $6.6 million decrease in credit loss expense partially offset by an $8.3 million increase in expenses related to organization restructuring and executive transition costs compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 21.8% to 17.4% for the six months ended June 30, 2025 and 2026, respectively. The following table presents selling, general and administrative expenses by segment:

	Six Months Ended June 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Selling, general and administrative expenses
Commercial Services	$35,372	$38,405	7.3%	8.4%	$(3,033)	(7.9)%
Government Solutions	35,651	36,963	7.3%	8.0%	(1,312)	(3.5)%
Parking Solutions	11,520	13,758	2.3%	3.0%	(2,238)	(16.3)%
Selling, general and administrative expenses by segment	82,543	89,126	16.9%	19.4%	(6,583)	(7.4)%
Other expenses	2,300	10,841	0.5%	2.4%	(8,541)	(78.8)%
Total selling, general and administrative expenses	$84,843	$99,967	17.4%	21.8%	$(15,124)	(15.1)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, increased by $1.2 million to $58.5 million for the six months ended June 30, 2026 from $57.3 million for the same period in 2025. This was primarily due to an increase in depreciation expense related to equipment, vehicles and internally developed software in the 2026 period compared to the 2025 period.

Interest Expense, Net. Interest expense, net decreased by approximately $2.3 million from $33.2 million for the six months ended June 30, 2025 to $30.9 million for the same period in 2026. This was primarily attributable to a 25 basis-point reduction in the interest rate as a result of refinancing our 2021 Term Loan in October 2025 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.

Goodwill Impairment. We recorded an impairment loss of $64.0 million for the six months ended June 30, 2026, as a result of the May 2026 interim impairment assessment of goodwill in our Parking Solutions segment. See Note 4, Goodwill and Intangible Assets, for additional information.

Impairment of Intangible Assets. We recorded an impairment loss of $40.4 million for the six months ended June 30, 2026, as a result of the May 2026 assessment of long-lived assets in our Parking Solutions segment. See Note 4, Goodwill and Intangible Assets, for additional information.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the six months ended June 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan.

Other Income, Net. Other income, net remained flat at $10.1 million for both the six months ended June 30, 2026 and 2025.

Income Tax Provision. Income tax provision was $19.7 million representing an effective tax rate of (1,133.5)% for the six months ended June 30, 2026 compared to a tax provision of $26.5 million, with an effective tax rate of 27.2% for the same period in 2025. The decrease in effective tax rate variance was primarily driven by the goodwill impairment recorded for the six months ended June 30, 2026, which is not deductible for tax purposes.

Net (Loss) Income. We had net loss of $(21.4) million for the six months ended June 30, 2026, as compared to a net income of $70.9 million for the six months ended June 30, 2025, primarily driven by the impairment of goodwill and intangible assets.

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

We originally entered into the Revolver in March 2018 and increased the borrowing capacity thereunder to $125.0 million in May 2025 pursuant to an amendment thereto. In fiscal year 2025, we amended and restated the Revolver and entered into the Amended and Restated Revolving Credit Agreement which increased the existing commitment from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. As of June 30, 2026, we had no outstanding borrowings and $115.4 million available for borrowing, net of letters of credit, under our Amended Revolver. Our cash on hand was $49.6 million as of June 30, 2026.

In fiscal year 2025, we refinanced the existing senior secured term loans under the 2021 Term Loan in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 and reduced the interest rate by 0.25%. We made quarterly repayments totaling $3.4 million on our Amended Term Loan during the six months ended June 30, 2026, and as a result, the total principal outstanding on the Amended Term Loan was $683.6 million as of June 30, 2026.

At June 30, 2026, the tax receivable agreement liability was approximately $38.7 million. We expect to make payments of approximately $5.3 million per year for the next seven years and approximately $1.1 million in the final year.

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

During the six months ended June 30, 2026, we paid $50.2 million to repurchase 2,215,800 shares of our Class A Common Stock through open market transactions, which were subsequently retired. In addition, we recorded approximately $0.5 million within accrued liabilities on the condensed consolidated balance sheets as of June 30, 2026 for direct costs related to the excise tax payable on net share repurchases. During the six months ended June 30, 2026, we made approximately $1.4 million of excise tax payments. As of June 30, 2026, $66.3 million remains available under our authorized share repurchase program.

The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Six Months Ended June 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$97,246	$138,113
Net cash used in investing activities	(54,837)	(56,019)
Net cash used in financing activities	(57,987)	(10,920)

Cash Flows from Operating Activities

Cash provided by operating activities decreased by $40.9 million from $138.1 million for the six months ended June 30, 2025 to $97.2 million for the six months ended June 30, 2026. Net (loss) income year-over-year decreased by $92.3 million, from $70.9 million in 2025 to $(21.4) million in 2026. The aggregate adjustments to reconcile net (loss) income to net cash provided by operating activities increased $86.7 million mainly due to the impairment on goodwill and intangible assets recorded for the current period and the mark-to-market adjustment on the share-based proceeds, partially offset by share-based proceeds acquired from a legal settlement finalized in February 2026, a decrease in credit loss expense and a decrease in stock-based compensation. The aggregate changes in operating assets and liabilities decreased by $35.3 million in 2026 compared to the prior year primarily due to an increase in the net use of working capital, of which, the majority is attributable to an increase in unbilled receivables and inventory, partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Cash used in investing activities was $54.8 million and $56.0 million for the six months ended June 30, 2026 and 2025, respectively. The decrease in cash used was primarily driven by a $1.1 million decrease for purchases of installation and service parts and property and equipment mainly for the Government Solutions segment compared to the same period in the prior year.

Cash Flows from Financing Activities

Cash used in financing activities was $58.0 million and $10.9 million for the six months ended June 30, 2026 and 2025, respectively. The increased use in cash from financing activities was mainly due to $51.6 million of share repurchases in fiscal year 2026 and no comparable repurchases in the prior year period.

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

The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of June 30, 2026, the interest rate on the Amended Term Loan was 5.6%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election. We evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).

During the six months ended June 30, 2026, we made quarterly repayments totaling $3.4 million on the Amended Term Loan. During the six months ended June 30, 2025, we made voluntary prepayments totaling $4.5 million on the 2021 Term Loan. As a result, the total principal outstanding was $683.6 million as of June 30, 2026.

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

Interest on the Senior Notes is fixed at 5.50% per annum and is payable on April 15 and October 15 of each year. We may redeem all or a portion of the Senior Notes at face value plus accrued and unpaid interest.

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

Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were no outstanding borrowings on the Amended Revolver as of June 30, 2026 or December 31, 2025. The availability to borrow was $115.4 million at June 30, 2026, calculated as our borrowing base which consists of certain eligible accounts receivable and inventory balances, less any outstanding borrowings and letters of credit up to the maximum commitment available.

A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) an annual rate of 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) an annual rate of 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. We are also required to pay participation and fronting fees at 1.38% on $3.7 million of outstanding letters of credit as of June 30, 2026.

All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At June 30, 2026, we were compliant with all debt covenants in our debt agreements.

From time to time, we enter into equipment financing arrangements in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements. Amounts outstanding under these arrangements are included in “Other debt” in Note 6, Debt, Net, in Part I, Item 1, Financial Statements, and were not material to our overall financial position, liquidity, or capital resources as of June 30, 2026.

Interest Expense, Net

We recorded interest expense, including amortization of deferred financing costs and discounts, of $15.5 million and $16.6 million for the three months ended June 30, 2026 and 2025, respectively, and $30.9 million and $33.2 million for the six months ended June 30, 2026 and 2025, respectively.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet financing arrangements as of June 30, 2026.

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

Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the Amended Term Loan, which has an outstanding balance of $683.6 million at June 30, 2026, respectively. As of June 30, 2026, the interest rate on the Amended Term Loan was 5.6%.

Based on the June 30, 2026 balance outstanding, each 1% movement in interest rates will result in an approximately $6.8 million change in annual interest expense.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Interim Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, we completed the multi-phase implementation of a new global enterprise resource planning (“ERP”) system to replace components of our operating and financial systems. The completed implementation resulted in changes to certain of our processes and internal controls, including new applications, interfaces and reports that support our financial reporting. The newly implemented ERP system was used during the quarter ended June 30, 2026, and the new and modified processes and controls were used to prepare our condensed consolidated financial statements for the three and six months ended June 30, 2026 included in this Report.

Except as described above, there have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Part II—Other Information

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

On June 4, 2026, a putative securities class action was filed in the United States District Court for the District of Arizona, captioned Otucu v. Verra Mobility Co., et al., on behalf of a putative class of investors who purchased the Company's common stock between February 24, 2026 and May 26, 2026. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages on behalf of investors that purchased or otherwise acquired Company common stock between February 24, 2026 and May 26, 2026. The complaint alleges that defendants materially misled the putative class with respect to the Company’s statements regarding contract renewal negotiations with a Commercial Services customer and guidance with respect to full year 2026. The Company intends to defend this matter vigorously. The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at June 30, 2026.

When necessary, we accrue estimated amounts related to legal proceedings within accrued liabilities on the condensed consolidated balance sheets. The information contained in Note 13, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1, in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

Item 1A. Risk Factors

Part I, Item 1A. “Risk Factors” in our Annual Report includes a discussion of our risk factors. Other than the risk factors below, there have been no material changes from the risk factors described in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future SEC filings.

Our Commercial Services and Government Solutions segments have several large customers that account for a significant portion of our revenue, and a reduction in demand, materially less favorable terms or pricing in new or amended agreements as compared to the current agreements, or the loss, even temporarily, of one or more of such customers has and could have in the future a material adverse effect on our business.

Our business experiences varying levels of customer concentration. For example, in our Government Solutions segment, NYCDOT represented approximately 21.8% and 14.7% of our total revenues for the quarters ended June 30, 2026 and 2025, respectively. We entered into a new contract with NYCDOT, effective January 1, 2026, to manage New York City’s automated enforcement camera safety programs for a five-year period. The terms of the new contract are materially different than our prior contract with NYCDOT, including service level agreements, service credits, liquidated damages, cybersecurity, and subcontracting requirements. If we do not successfully perform the contract pursuant to its terms, it could have a material adverse effect on our business, financial condition, and results of operations. We may continue to rely on a small number of customers in our Government Solutions segment to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition, and results of operations.

We also experience customer concentration in our Commercial Services segment. Three of our Commercial Services customers collectively accounted for 34.3% and 36.9% of our total revenues for the quarters ended June 30, 2026 and 2025, respectively. We face risks associated with the renewal of Commercial Services customer agreements. We announced that one of our three significant Commercial Services customers had issued a notice terminating its contract with us; that customer subsequently withdrew the notice and entered into a seven-year contract extension on terms materially less favorable to us than the prior agreement, including an option for the customer to modulate its fleet volume. A second significant Commercial Services customer entered into a five-year extension, with options to extend, also on materially less favorable terms than the prior agreement and with fleet volume modulation rights. Within the next twelve months, we expect to engage in contractual renewal discussions with a third significant Commercial Services customer.

Fluctuations in fleet volume under these arrangements could cause our revenue, results of operations, and cash flows to vary from period to period and could have a material adverse effect on our business, financial condition, and results of operations. Additionally, any failure to renew the third customer's agreement on favorable terms or at all or any future termination of such contracts could have a material adverse effect on our business, financial condition, and results of operations.

We are currently conducting a search for a new permanent CEO and managing our CEO transition with interim leadership. We depend on the services of key executives and any inability to attract and retain key management personnel could have a material adverse effect on our business.

We believe that our future success depends upon the services of our executive management team, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Following the recent departure of our Chief Executive Officer, we are currently operating under the leadership of an Interim Chief Executive Officer while our board of directors conducts a search for a permanent successor. We cannot predict how long this search process will take, whether it will result in the identification and successful onboarding of a qualified permanent candidate, or whether such a candidate will be selected from inside or outside the Company. Effective succession planning and leadership transitions are complex undertakings, and any delay in appointing a permanent Chief Executive Officer, or any perception by employees, customers, investors, or other stakeholders that our leadership is unstable, could adversely affect our business.

Additionally, as our business grows, we may need to attract and hire additional management personnel. We have employment agreements with some members of senior management that include non-competition provisions; however, we cannot prevent our executives from terminating their employment and may not be able to fully enforce non-competition provisions limiting former executives or key personnel from competing with us following any departure. Moreover, we do not carry “key-man” life insurance on the lives of our executive officers, employees, or advisors. Our ability to retain our key management personnel or to identify and attract additional management personnel or suitable replacements is dependent on a number of factors, including the competitive nature of the employment market and our industry. Any failure to retain key management personnel or to attract additional or suitable replacement personnel has and in the future could cause uncertainty among investors, employees, customers, and others concerning our future direction and performance and could have a material adverse effect on our business, financial condition, and results of operations.

Our goodwill and intangible assets have been subject to impairment and may be subject to further impairment in the future, which could have a material adverse effect on our results of operations, financial condition, or future operating results.

We perform a goodwill and long-lived asset impairment test for each reporting unit annually, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price, and/or market capitalization for a sustained period of time. In addition, we assess the current and future economic outlook for our reporting units during the fiscal year. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, customer attrition, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in one or more reporting units. We recognized a $40.4 million impairment of customer relationship, trademark and developed technology intangible assets during the three and six months ended June 30, 2026 in connection with our assessment that the estimated undiscounted cash flows of the Parking Solutions asset group were less than its carrying amount. We also recorded a $64.0 million impairment to goodwill in our Parking Solutions segment during the three and six months ended June 30, 2026 in connection with our assessment that the Parking Solutions reporting unit’s carrying value exceeded the estimated fair value and we cannot predict if or when additional future goodwill impairments may occur. Any future goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 4, Goodwill and Intangible Assets, in Part I, Item 1, Financial Statements, for additional information.

We are subject to securities litigation, which is expensive and could adversely impact our business.

In June 2026, a putative securities class action complaint was filed against us and certain of our officers. The case is pending. See Note 13, Commitments and Contingencies, included in Part I, Item 1, Financial Statements in this Report for more information. Litigation of this type is expensive and could result in substantial cost and divert resources from our business regardless of the outcome of such litigation, which could have an adverse effect on our business, financial condition, results of operations or prospects. Any adverse determination in litigation could also subject us to significant liabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

We did not have any purchases of our Class A Common Stock during the three months ended June 30, 2026.

Sales of Unregistered Securities

We did not have any sales of unregistered equity securities during the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).

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
10.1

Form of Retention Award Notice of Grant of Restricted Stock Units and Award Agreement (Interim President and Chief Executive Officer and Chief Financial Officer) under the Verra Mobility Corporation 2018 Equity Incentive Plan.

X
10.2	Form of Retention Award Notice of Grant of Restricted Stock Units and Award Agreement (Chief Customer Officer) under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
10.3	Form of Retention Award Notice of Grant of Restricted Stock Units and Award Agreement (U.S. Participants (Non-Executive)) under the Verra Mobility Corporation 2018 Equity Incentive Plan.					X
10.4	Form of Cash Retention Bonus Agreement (Interim President and Chief Executive Officer and Chief Financial Officer).
10.5	Form of Cash Retention Bonus Agreement (Chief Customer Officer).					X
10.6	Form of Retention Award Notice of Grant of Restricted Stock Units and Award Agreement (Non-U.S. Participants).					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

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

VERRA MOBILITY CORPORATION

Date: August 5, 2026	By:	/s/ Craig Conti
Craig Conti
Chief Financial Officer
(Principal Financial Officer)