Form 10-Q
period 2026-09-30
VERRA MOBILITY Corp
filed 2026-10-30
CIK 1682745

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________
FORM 10-Q
______________________
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________.
Commission File Number: 001-37979
_______________________
VERRA MOBILITY CORPORATION
(Exact name of registrant as specified in its charter)
________________________

Delaware	81-3563824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2046 Riverview Auto Drive, Suite 300	85201
Mesa, Arizona	(Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). YES ☐ NO ☒
As of October 27, 2026, there were 152,009,343 shares of the Company’s Class A Common Stock, par value $0.0001 per share, issued and outstanding.

VERRA MOBILITY CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2026

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
The future events and trends discussed in this Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ include the risks and uncertainties described in Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”), Part II, Item 1A. “Risk Factors” of this Report, and in other filings with the Securities and Exchange Commission (the “SEC”) which highlight, among other risks:
•the impact of negative industry and macroeconomic conditions, including inflation and higher interest rates, the impact of government actions and regulations, such as tariffs and trade protection measures, and military conflicts, which may materially and adversely affect our business, financial condition, and results of operations;
•customer concentration in our Commercial Services and Government Solutions segments, including risks impacting these segments such as travel demand and legislation, risks relating to our contracts with our significant Commercial Services customers and the New York City Department of Transportation (“NYCDOT”), which comprises a material portion of our revenue, and the timing of payments. In May 2026, one of our three significant Commercial Services customers issued a termination notice with respect to its contract with us. The customer subsequently withdrew its termination notice in July 2026 and entered into a seven-year contract extension on terms that were materially less favorable to us as compared to the prior agreement, including an option for the customer to modulate its fleet volume. During the third quarter of 2026, the customer significantly reduced its fleet volume under the contract and on October 2, 2026, we exercised our option to terminate the contract, effective January 30, 2027. We may be unable to replace the revenue that was expected under this contract on a timely basis or at all. A second significant Commercial Services customer entered into a five-year contract extension, also on terms materially less favorable to us than those of the prior agreement and with fleet volume modulation rights that are subject to terms and conditions set forth in the agreement. In addition, the contract with the third significant Commercial Services customer is approaching renewal, and we are following the customer's procurement process. We may not be successful in retaining the contract or may retain it only on terms less favorable to us than the current agreement. If we are not successful in retaining the third customer contract or if any renewal is on less favorable terms than the current agreement and/or if either of the remaining contracts is terminated, this would have a material adverse effect on our business, financial condition, and results of operations;
•risks and uncertainties related to our government contracts, including legislative changes, termination rights, delays in payments, audits, and investigations;
•our ability to properly perform under contracts and otherwise satisfy customers, as well as develop and successfully market new products and technologies in new markets;
•risks associated with the use of artificial intelligence (“AI”) and related tools and our ability to achieve expected results from AI;
•our reliance on specialized third-party providers;
•decreases in the prevalence or political acceptance of, or an increase in governmental restrictions regarding, automated and other similar methods of photo enforcement, parking solutions, or the use of tolling;
•our ability to successfully implement our acquisition strategy or integrate acquisitions;

•our ability to compete in a highly competitive and rapidly evolving market, including our ability to keep up with technological developments and changing customer preferences;
•our ability to maintain effective internal controls over financial reporting;
•our goodwill and intangible assets have been subject to impairment and may be subject to further impairment in the future;
•failures in or breaches of our networks or systems, including as a result of cyber-attacks or other incidents;
•risks and uncertainties related to our international operations;
•our failure to acquire necessary intellectual property or adequately protect our intellectual property;
•our ability to successfully improve operational efficiencies, generate cost savings, and achieve expected benefits from our transformation and strategic initiatives, including organizational changes that could result in a change to our segment reporting;
•risks related to our ongoing leadership transitions, including the transition to our new President and Chief Executive Officer, our reliance on an interim Chief Financial Officer provided through a third-party engagement and the search for a permanent Chief Financial Officer, and our ability to attract and retain key management personnel;
•risks and uncertainties related to litigation, including pending securities litigation, and other disputes and regulatory investigations;
•risks and uncertainties related to our share repurchase program; and
•our ability to manage our substantial level of indebtedness.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VERRA MOBILITY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$136,972	$65,272
Restricted cash	3,144	3,046
Accounts receivable (net of allowance for credit losses of $20.7 million and $23.0 million at September 30, 2026 and December 31, 2025, respectively)	192,181	234,288
Unbilled receivables	108,721	56,100
Inventory	21,412	20,662
Prepaid expenses and other current assets	65,313	61,534
Total current assets	527,743	440,902
Installation and service parts, net	38,173	27,081
Property and equipment, net	266,947	208,703
Operating lease assets	43,869	36,359
Intangible assets, net	87,164	168,641
Goodwill	676,789	741,610
Other non-current assets	31,724	22,366
Total assets	$1,672,409	$1,645,662
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$132,591	$101,813
Deferred revenue	28,863	26,650
Accrued liabilities	80,736	69,851
Tax receivable agreement liability, current portion	5,257	5,257
Current portion of debt	9,506	6,888
Total current liabilities	256,953	210,459
Debt, net of current portion	1,023,056	1,021,157
Operating lease liabilities, net of current portion	45,807	31,338
Tax receivable agreement liability, net of current portion	33,418	38,418
Asset retirement obligations	19,096	17,789
Deferred tax liabilities, net	10,319	16,341
Other long-term liabilities	18,943	17,200
Total liabilities	1,407,592	1,352,702
Commitments and contingencies (Note 13)
Stockholders' equity
Preferred stock, $0.0001 par value, 1,000 shares authorized with no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.0001 par value, 260,000 shares authorized with 152,008 and 153,557 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	15	15
Additional paid-in capital	542,140	547,274
Accumulated deficit	(267,736)	(243,759)
Accumulated other comprehensive loss	(9,602)	(10,570)
Total stockholders' equity	264,817	292,960
Total liabilities and stockholders' equity	$1,672,409	$1,645,662
See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Service revenue	$239,905	$243,219	$700,007	$678,598
Product sales	18,970	18,719	46,027	42,619
Total revenue	258,875	261,938	746,034	721,217
Cost of service revenue, excluding depreciation and amortization	14,888	9,246	36,489	18,658
Cost of product sales	17,638	12,826	39,963	29,804
Operating expenses	90,404	88,036	266,924	243,092
Selling, general and administrative expenses	43,438	47,757	128,281	147,724
Depreciation, amortization and (gain) loss on disposal of assets, net	26,947	29,264	85,405	86,551
Goodwill impairment	—	—	64,037	—
Impairment of intangible assets	—	—	40,354	—
Total costs and expenses	193,315	187,129	661,453	525,829
Income from operations	65,560	74,809	84,581	195,388
Interest expense, net	15,027	16,421	45,920	49,629
Loss on extinguishment of debt	—	21	—	69
Other income, net	(4,744)	(6,298)	(14,878)	(16,410)
Total other expenses	10,283	10,144	31,042	33,288
Income before income taxes	55,277	64,665	53,539	162,100
Income tax provision	14,889	17,826	34,585	44,347
Net income	$40,388	$46,839	$18,954	$117,753
Other comprehensive income (loss):
Change in foreign currency translation adjustment	144	(790)	968	7,723
Total comprehensive income	$40,532	$46,049	$19,922	$125,476
Net income per share:
Basic	$0.27	$0.29	$0.12	$0.74
Diluted	$0.27	$0.29	$0.12	$0.73
Weighted average shares outstanding:
Basic	151,996	159,552	151,930	159,525
Diluted	152,120	161,861	152,988	161,824
See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the Three and Nine Months Ended September 30, 2026

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance as of December 31, 2025	153,557	$15	$547,274	$(243,759)	$(10,570)	$292,960
Net income	—	—	—	26,744	—	26,744
Share repurchases and retirement	(2,216)	—	(7,807)	(42,931)	—	(50,738)
Vesting of restricted stock units ("RSUs") and performance share units ("PSUs")	540	—	—	—	—	—
Exercise of stock options	25	—	336	—	—	336
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(5,248)	—	—	(5,248)
Stock-based compensation	—	—	6,952	—	—	6,952
Other comprehensive income, net of tax	—	—	—	—	994	994
Balance as of March 31, 2026	151,906	15	541,507	(259,946)	(9,576)	272,000
Net (loss)	—	—	—	(48,178)	—	(48,178)
Vesting of RSUs and PSUs	75	—	—	—	—	—
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(225)	—	—	(225)
Stock-based compensation	—	—	195	—	—	195
Other comprehensive loss, net of tax	—	—	—	—	(170)	(170)
Balance as of June 30, 2026	151,981	15	541,477	(308,124)	(9,746)	223,622
Net income	—	—	—	40,388	—	40,388
Vesting of RSUs and PSUs	27	—	—	—	—	—
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(58)	—	—	(58)
Stock-based compensation	—	—	721	—	—	721
Other comprehensive income, net of tax	—	—	—	—	144	144
Balance as of September 30, 2026	152,008	$15	$542,140	$(267,736)	$(9,602)	$264,817

For the Three and Nine Months Ended September 30, 2025

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(In thousands)	Shares	Amount
Balance as of December 31, 2024	159,594	$16	$551,955	$(269,287)	$(17,559)	$265,125
Net income	—	—	—	32,339	—	32,339
Share repurchases and retirement	(686)	—	(2,372)	2,336	—	(36)
Vesting of RSUs and PSUs	501	—	—	—	—	—
Exercise of stock options	13	—	170	—	—	170
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(6,606)	—	—	(6,606)
Stock-based compensation	—	—	6,456	—	—	6,456
Other comprehensive income, net of tax	—	—	—	—	2,127	2,127
Balance as of March 31, 2025	159,422	16	549,603	(234,612)	(15,432)	299,575
Net income	—	—	—	38,575	—	38,575
Vesting of RSUs and PSUs	65	—	—	—	—	—
Exercise of stock options	45	—	671	—	—	671
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(384)	—	—	(384)
Stock-based compensation	—	—	7,279	—	—	7,279
Other comprehensive income, net of tax	—	—	—	—	6,386	6,386
Balance as of June 30, 2025	159,532	16	557,169	(196,037)	(9,046)	352,102
Net income	—	—	—	46,839	—	46,839
Vesting of RSUs and PSUs	17	—	—	—	—	—
Exercise of stock options	15	—	213	—	—	213
Payment of employee tax withholding related to RSUs and PSUs vesting	—	—	(171)	—	—	(171)
Stock-based compensation	—	—	4,961	—	—	4,961
Other comprehensive loss, net of tax	—	—	—	—	(790)	(790)
Other adjustments	—	—	—	(6)	—	(6)
Balance as of September 30, 2025	159,564	$16	$562,172	$(149,204)	$(9,836)	$403,148
See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Cash Flows from Operating Activities:
Net income	$18,954	$117,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,978	85,179
Amortization of deferred financing costs and discounts	1,669	2,856
Loss on extinguishment of debt	—	69
Share-based proceeds from legal settlement	(7,865)	—
Unrealized loss on remeasurement of share-based proceeds	3,447	—
Credit loss expense	13,836	18,377
Deferred income taxes	(246)	4,706
Stock-based compensation	7,868	18,696
Uncertain tax position reserve release	(4,008)	(1,682)
Goodwill impairment	64,037	—
Impairment of intangible assets	40,354	—
Other	1,700	2,097
Changes in operating assets and liabilities:
Accounts receivable	28,088	(39,635)
Unbilled receivables	(52,256)	(10,441)
Inventory	(15,274)	3,762
Prepaid expenses and other assets	8,060	(5,144)
Deferred revenue	2,128	(498)
Accounts payable and other current liabilities	8,958	28,285
Other liabilities	8,347	(8,552)
Net cash provided by operating activities	211,775	215,828
Cash Flows from Investing Activities:
Purchases of installation and service parts and property and equipment	(80,165)	(84,868)
Cash proceeds from the sale of assets	507	215
Net cash used in investing activities	(79,658)	(84,653)
Cash Flows from Financing Activities:
Borrowings on Amended Revolver	133,500	—
Repayment on Amended Revolver	(133,500)	—
Repayment of term loan debt	(5,166)	(6,764)
Equipment financing arrangements	2,923	—
Repayment of equipment financing arrangements	(942)	—
Payment of debt issuance costs	(718)	(449)
Share repurchases and retirement	(51,567)	—
Proceeds from the exercise of stock options	336	1,054
Payment of employee tax withholding related to RSUs and PSUs vesting	(5,532)	(7,161)
Net cash used in financing activities	(60,666)	(13,320)
Effect of exchange rate changes on cash and cash equivalents	347	1,290
Net increase in cash, cash equivalents and restricted cash	71,798	119,145
Cash, cash equivalents and restricted cash - beginning of period	68,318	81,154
Cash, cash equivalents and restricted cash - end of period	$140,116	$200,299
See accompanying Notes to the Condensed Consolidated Financial Statements.

VERRA MOBILITY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	Nine Months Ended September 30,
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets	2026	2025
Cash and cash equivalents	$136,972	$196,096
Restricted cash	3,144	4,203
Total cash, cash equivalents and restricted cash	$140,116	$200,299

Supplemental cash flow information:
Interest paid	$40,162	$44,508
Income taxes paid, net of refunds	26,903	32,493
Supplemental non-cash information:
Purchases of installation and service parts and property and equipment in accounts payable and accrued liabilities at period-end	16,910	11,241
Accrued customer consideration in prepaid expenses and other current assets and other non-current assets at period-end	20,000	—
Property and equipment acquired through vendor financing	6,422	—
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
Revenue from a single Government Solutions customer exceeded 10% of total revenue. NYCDOT represented 24.1% and 19.5% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 20.6% and 16.7% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. NYCDOT represented 11.2% and 31.1% of total accounts receivable, net as of September 30, 2026 and December 31, 2025, respectively. There was also approximately $55.6 million of unbilled revenue related to NYCDOT as of September 30, 2026. There is no material reserve related to NYCDOT open receivables as amounts are deemed collectible based on current conditions and expectations. No other Government Solutions customer exceeded 10% of total accounts receivable, net as of September 30, 2026 or December 31, 2025.
Significant customer revenues were generated through two of the Company’s Commercial Services customers, with each exceeding 10% of total revenue for certain of the periods presented. Commercial Services Customer A was below 10% of total revenue for the three and nine months ended September 30, 2026 and represented 16.2% and 15.6% of total revenue for the three and nine months ended September 30, 2025, respectively. Commercial Services Customer B represented 13.9% and 11.4% of total revenue for the three months ended September 30, 2026 and 2025, respectively, and 12.9% and 11.5% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. Commercial Services Customer C was below 10% of total revenue for the three months ended September 30, 2026 and represented 10.4% of total revenue for the three months ended September 30, 2025 and 10.0% and 10.6% of total revenue for the nine months ended September 30, 2026 and 2025, respectively. No Commercial Services customer exceeded 10% of total accounts receivable, net as of September 30, 2026 or December 31, 2025.
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
The following presents the activity in the allowance for credit losses by reportable segment for the nine months ended September 30, 2026 and 2025, respectively:

($ in thousands)	Commercial Services(1)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2026	$21,530	$386	$1,088	$23,004
Credit loss expense	13,196	74	566	13,836
Write-offs, net of recoveries	(16,152)	(2)	1	(16,153)
Balance at September 30, 2026	$18,574	$458	$1,655	$20,687

($ in thousands)	Commercial Services(1)	Government Solutions	Parking Solutions	Total
Balance at January 1, 2025	$16,038	$332	$648	$17,018
Credit loss expense	17,280	186	911	18,377
Write-offs, net of recoveries	(11,812)	(133)	(369)	(12,314)
Balance at September 30, 2025	$21,506	$385	$1,190	$23,081

(1)This primarily consists of receivables from drivers of rental cars for which the Company bills on behalf of its customers. Receivables not collected from drivers within a defined number of days are transferred to customers subject to applicable bad debt sharing agreements. The allowance for credit losses for driver-billed receivables was 91% and 85% of the total Commercial Services allowance for credit losses as of September 30, 2026 and 2025, respectively.
Remaining Performance Obligations
Deferred revenue represents amounts that have been invoiced in advance and are expected to be recognized as revenue in future periods, and primarily relates to Government Solutions and Parking Solutions customers. As of September 30, 2026 and December 31, 2025, the Company had approximately $9.3 million and $8.9 million of deferred revenue in the Government Solutions segment, respectively. The Company recognized $0.7 million and $0.9 million of revenue excluding exchange rate impact during the three months ended September 30, 2026 and 2025, respectively, and $5.4 million and $6.5 million of revenue excluding exchange rate impact during the nine months ended September 30, 2026 and 2025, respectively, related to amounts that were included in deferred revenue as of December 31, 2025 and 2024. As of September 30, 2026 and December 31, 2025, the Company had approximately $22.4 million and $20.1 million of deferred revenue in the Parking Solutions segment, respectively. The Company recognized $2.7 million and $1.1 million of revenue during the three months ended September 30, 2026 and 2025, respectively, and $18.3 million and $18.9 million of revenue during the nine months ended September 30, 2026 and 2025, respectively, related to amounts that were included in deferred revenue as of December 31, 2025 and 2024.
Remaining performance obligations represent the amount of contracted future revenue not yet recognized as the amounts relate to undelivered performance obligations, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods. The Company elected the practical expedients to omit disclosure for the amount of the transaction price allocated to remaining performance obligations with an enforceable contract term of one year or less and the amount that relates to variable consideration allocated to a wholly unsatisfied performance obligation to transfer a distinct good or service within a series of distinct goods or services that form a single performance obligation. As of September 30, 2026, total transaction price allocated to performance obligations in the Government Solutions segment that were unsatisfied or partially unsatisfied was $187.0 million, of which $81.9 million is expected to be recognized as revenue in the next twelve months and the rest over the remaining performance obligation period.
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

3.         Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following at:

($ in thousands)	September 30, 2026	December 31, 2025
Prepaid services	$22,576	$22,925
Prepaid tolls	13,190	8,425
Income taxes receivable	9,604	14,213
Deposits	5,404	3,113
Short term investments	4,418	—
Prepaid insurance	2,574	1,761
Costs to fulfill a customer contract	1,475	761
Other	6,072	10,336
Total prepaid expenses and other current assets	$65,313	$61,534
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
The Company first evaluated the recoverability of its long-lived asset groups by comparing the carrying amount of each asset group with the estimated undiscounted cash flows expected to be generated by the asset group. The estimated undiscounted cash flows of the Parking Solutions asset groups, consisting of customer relationships, trademark and developed technology, were less than its carrying amount. Accordingly, the Company measured the asset group at fair value and recognized a $40.4 million impairment of intangible assets during the nine months ended September 30, 2026, primarily allocated to customer relationships. The impairment loss is presented separately within impairment of intangible assets on the condensed consolidated statements of operations. The Company did not identify an impairment of the long-lived asset groups associated with its other reporting units.
After recognizing the long-lived asset impairment and related deferred-tax effects, the Company performed quantitative goodwill impairment tests for each of its reporting units. The estimated fair values of the Commercial Services, Government Solutions North America and Government Solutions International reporting units exceeded their respective carrying amounts, and no goodwill impairment was recognized for those reporting units. The estimated fair value of the Parking Solutions reporting unit was less than its carrying amount. Accordingly, the Company recognized a $64.0 million goodwill impairment during the nine months ended September 30, 2026, which is presented separately within goodwill impairment on the condensed consolidated statements of operations.
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

The following table presents the changes in the carrying amount of goodwill by reportable segment:

($ in thousands)	Commercial Services	Government Solutions	Parking Solutions	Total
Balance at December 31, 2025	$425,231	$214,313	$102,066	$741,610
Goodwill impairment	—	—	(64,037)	(64,037)
Foreign currency translation adjustment	(1,270)	486	—	(784)
Balance at September 30, 2026	$423,961	$214,799	$38,029	$676,789
Intangible assets consist of the following as of the respective period-ends:

	September 30, 2026		December 31, 2025
($ in thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trademarks	$4,232	$2,801	$4,822	$2,484
Patent	500	292	500	217
Customer relationships	523,344	449,405	559,256	412,488
Developed technology	36,348	24,762	40,656	21,404
Gross carrying value of intangible assets	564,424	$477,260	605,234	$436,593
Less: accumulated amortization	(477,260)		(436,593)
Intangible assets, net	$87,164		$168,641
Amortization expense was $11.6 million and $15.6 million for the three months ended September 30, 2026 and 2025, respectively, and was $41.5 million and $48.7 million for the nine months ended September 30, 2026 and 2025, respectively.
Estimated amortization expense in future years is expected to be:

($ in thousands)
Remainder of 2026	$11,352
2027	21,169
2028	15,167
2029	14,205
2030	13,544
Thereafter	11,727
Total	$87,164

5.         Accrued Liabilities
Accrued liabilities consist of the following at:

($ in thousands)	September 30, 2026	December 31, 2025
Accrued salaries and wages	$27,387	$41,050
Accrued customer consideration	20,000	—
Accrued interest payable	9,157	4,204
Current portion of operating lease liabilities	6,705	6,750
Income taxes payable	5,522	3,278
Advanced deposits	3,491	3,270
Self-insurance liability	2,719	1,796
Restricted cash due to customers	2,718	2,616
Other	3,037	6,887
Total accrued liabilities	$80,736	$69,851
6.         Debt, Net
The following table provides a summary of the Company’s debt, net at:

($ in thousands)	September 30, 2026	December 31, 2025
Amended Term Loan	$681,916	$687,082
Senior Notes	350,000	350,000
Other debt(1)	8,404	—
Less: original issue discounts	(1,948)	(2,193)
Less: unamortized deferred financing costs	(5,810)	(6,844)
Total debt, net	1,032,562	1,028,045
Less: current portion of debt	(9,506)	(6,888)
Total debt, net of current portion	$1,023,056	$1,021,157
(1)Other debt consists of certain equipment financing arrangements entered into in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements.
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
The Amended Term Loan bears interest at a per annum rate equal to Secured Overnight Financing Rate ("SOFR") plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of September 30, 2026, the interest rate on the Amended Term Loan was 5.9%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election. The Company evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).
During the nine months ended September 30, 2026, the Company made quarterly repayments totaling $5.2 million on the Amended Term Loan. During the nine months ended September 30, 2025, the Company made voluntary prepayments totaling $6.8 million on the 2021 Term Loan. As a result, the total principal outstanding was $681.9 million as of September 30, 2026.
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
Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were no outstanding borrowings on the Amended Revolver as of September 30, 2026 or December 31, 2025. The availability to borrow was $127.3 million at September 30, 2026, calculated as the Company's borrowing base which consists of certain eligible accounts receivable and inventory balances, less any outstanding borrowings and letters of credit up to the maximum commitment available.
A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) an annual rate of 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) an annual rate of 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. The Company is also required to pay participation and fronting fees at 1.38% on $4.9 million of outstanding letters of credit as of September 30, 2026.
All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At September 30, 2026, the Company was compliant with all debt covenants in its debt agreements.
From time to time, the Company enters into equipment financing arrangements in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements. Amounts outstanding under these arrangements are included in "Other debt" in the table above and were not material to the Company’s overall financial position, liquidity, or capital resources as of September 30, 2026.
Interest Expense, Net
The Company recorded interest expense, including amortization of deferred financing costs and discounts, of $15.0 million and $16.4 million for the three months ended September 30, 2026 and 2025, respectively, and $45.9 million and $49.6 million for the nine months ended September 30, 2026 and 2025, respectively.
The weighted average effective interest rate on the Company’s outstanding borrowings was 5.8% as of September 30, 2026 and 5.6% as of December 31, 2025.
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

	Level in Fair Value Hierarchy	September 30, 2026		December 31, 2025
($ in thousands)		Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Term Loan	2	$675,990	$661,459	$680,339	$692,235
Senior Notes	2	348,230	322,875	347,706	346,500
Other debt(1)	2	8,342	8,404	—	—
(1)Other debt consists of certain equipment financing arrangements entered into in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements.
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

($ in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Beginning balance	$5,237	$—
Equity securities acquired from legal settlement	—	7,865
Change in fair value of equity securities	(819)	(3,447)
Ending balance	$4,418	$4,418
The Company has an equity investment measured at cost with a carrying value of $2.1 million and $2.0 million as of September 30, 2026 and December 31, 2025, respectively, and is only adjusted to fair value if there are identified events that would indicate a need for an upward or downward adjustment or changes in circumstances that may indicate impairment. The estimation of fair value requires the use of significant unobservable inputs, such as voting rights and obligations in the securities held, and is therefore classified within Level 3 of the fair value hierarchy. There were no identified events that required a fair value adjustment during the nine months ended September 30, 2026 and 2025.
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
The components of basic and diluted net income per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income	$40,388	$46,839	$18,954	$117,753
Denominator:
Weighted average shares - basic	151,996	159,552	151,930	159,525
Common stock equivalents	124	2,309	1,058	2,299
Weighted average shares - diluted	152,120	161,861	152,988	161,824
Net income per share - basic	$0.27	$0.29	$0.12	$0.74
Net income per share - diluted	$0.27	$0.29	$0.12	$0.73
Antidilutive shares excluded from diluted net income per share:
Restricted stock units	3,192	7	3,092	18
Non-qualified stock options	474	—	505	—
Performance share units	597	—	729	14
Total antidilutive shares excluded	4,263	7	4,326	32
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
The Company’s effective income tax rate was 26.9% and 27.6% for the three months ended September 30, 2026 and 2025, respectively, and 64.6% and 27.4% for the nine months ended September 30, 2026 and 2025, respectively. The increase in effective tax rate for the nine months ended September 30, 2026, was primarily driven by the goodwill impairment recorded for the nine months ended September 30, 2026, which is not deductible for tax purposes.
10.        Stockholders’ Equity
Share Repurchases and Retirement
In October 2023, the Company’s Board of Directors (the "Board") authorized a share repurchase program for up to an aggregate amount of $100.0 million of its outstanding shares of Class A common stock, par value $0.0001 (the “Class A Common Stock”), over an 18-month period. After the Company repurchased an aggregate 3.5 million shares for approximately $87.3 million in fiscal year 2024, in December 2024, the Board authorized the repurchase of up to an additional $100.0 million of its outstanding shares under the then-existing program, providing the Company with approximately $112.7 million available for repurchases. In December 2024, the Company entered into an accelerated share repurchase agreement (“ASR”) with a third-party financial institution and paid $112.7 million to receive an initial delivery of 3,821,958 shares of its Class A Common Stock. The final settlement occurred on March 3, 2025, at which time, the Company received an additional 685,934 shares of Class A Common Stock calculated using a volume-weighted average price over the term of the ASR agreement. In connection with the settlement, the Company reduced the par value from common stock and $2.4 million from additional paid-in capital calculated using an average share price, with an offset of $2.4 million to accumulated deficit on the condensed consolidated statements of stockholders’ equity. All repurchased shares were subsequently retired. The prior repurchase authorization expired on April 30, 2025.
In May 2025, the Board authorized a new share repurchase program for up to an aggregate amount of $100.0 million of the Company’s outstanding shares of Class A Common Stock over an 18-month period. On October 23, 2025, the Board authorized the repurchase of up to an additional $150.0 million of the Company’s outstanding shares of Class A Common Stock under the existing May 2025 program, providing the Company with $250.0 million available for repurchases. During the fourth quarter of fiscal year 2025, the Company paid $133.4 million to repurchase 6,028,853 shares of its Class A Common Stock through open market transactions, which shares it subsequently retired.
During the nine months ended September 30, 2026, the Company paid $50.2 million to repurchase 2,215,800 shares of its Class A Common Stock through open market transactions, which shares it subsequently retired. In addition, the Company recorded approximately $0.5 million within accrued liabilities on the condensed consolidated balance sheets as of September 30, 2026 for direct costs related to the excise tax payable on net share repurchases. During the nine months ended September 30, 2026, the Company made approximately $1.4 million of excise tax payments. In connection with these repurchases, the Company reduced the par value from common stock and $7.8 million from additional paid-in capital calculated using an average share price, and by increasing accumulated deficit for the remaining cost of $42.4 million. As of September 30, 2026, $66.3 million remains available under the Company’s authorized share repurchase program.
11.        Stock-Based Compensation
The following details the components of stock-based compensation for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Operating expenses	$1,522	$1,452	$4,588	$4,053
Selling, general and administrative expenses(1)	(801)	3,509	3,280	14,643
Total stock-based compensation expense	$721	$4,961	$7,868	$18,696
(1)Credit to selling, general and administrative expenses is related to the reversal of unvested share-based compensation as a result of executive leadership transition.

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
At September 30, 2026, the TRA liability was $38.7 million of which approximately $5.3 million was the current portion and $33.4 million was the non-current portion, both of which are included in the respective tax receivable agreement liability line items on the condensed consolidated balance sheets. During the nine months ended September 30, 2026, the Company made a payment of $5.0 million related to the 2025 tax year.
13.        Commitments and Contingencies
The Company has issued various letters of credit under contractual arrangements with certain of its domestic and international vendors and customers. Outstanding letters of credit under these arrangements totaled $4.9 million at September 30, 2026. Additionally, the Company had $2.3 million of bank guarantees at September 30, 2026 required to support bids and contracts with certain international customers.
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
On June 4, 2026, a putative securities class action was filed in the United States District Court for the District of Arizona, captioned Otucu v. Verra Mobility Co., et al., on behalf of a putative class of investors who purchased the Company's common stock between February 24, 2026 and May 26, 2026. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages on behalf of investors that purchased or otherwise acquired Company common stock between February 24, 2026 and May 26, 2026. The complaint alleges that defendants materially misled the putative class with respect to the Company’s statements regarding contract renewal negotiations with a Commercial Services customer and guidance with respect to full year 2026. The Company intends to defend this matter vigorously. The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at September 30, 2026.

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
The following tables set forth financial information by segment for the respective periods:

	For the Three Months Ended September 30, 2026
($ in thousands)	Commercial Services	Government Solutions	Parking Solutions	Total
Service revenue	$100,333	$122,463	$17,109	$239,905
Product sales	—	14,382	4,588	18,970
Total revenue	100,333	136,845	21,697	258,875
Cost of service revenue, excluding depreciation and amortization	575	10,031	4,282	14,888
Cost of product sales	—	13,878	3,760	17,638
Operating expenses	25,304	58,847	4,731	88,882
Selling, general and administrative expenses	17,643	14,593	5,327	37,563
Loss (gain) on disposal of assets, net	—	733	(8)	725
Other (income) expense, net	(4,517)	(356)	116	(4,757)
Segment profit	$61,328	$39,119	$3,489	$103,936
Interest expense, net				15,027
Other reconciling items (1)				33,632
Income before income taxes				$55,277
(1)This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Three Months Ended September 30, 2025
($ in thousands)	Commercial Services	Government Solutions	Parking Solutions	Total
Service revenue	$117,296	$108,293	$17,630	$243,219
Product sales	—	14,267	4,452	18,719
Total revenue	117,296	122,560	22,082	261,938
Cost of service revenue, excluding depreciation and amortization	624	4,200	4,422	9,246
Cost of product sales	—	9,484	3,342	12,826
Operating expenses	26,417	55,968	4,199	86,584
Selling, general and administrative expenses	18,036	21,095	6,374	45,505
Loss on disposal of assets, net	7	723	—	730
Other income, net	(6,072)	(221)	(5)	(6,298)
Segment profit	$78,284	$31,311	$3,750	$113,345
Interest expense, net				16,421
Loss on extinguishment of debt				21
Other reconciling items (1)				32,238
Income before income taxes				$64,665
(1)This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Nine Months Ended September 30, 2026
($ in thousands)	Commercial Services	Government Solutions	Parking Solutions	Total
Service revenue	$313,201	$335,586	$51,220	$700,007
Product sales	—	35,103	10,924	46,027
Total revenue	313,201	370,689	62,144	746,034
Cost of service revenue, excluding depreciation and amortization	1,506	23,687	11,296	36,489
Cost of product sales	—	30,001	9,962	39,963
Operating expenses	72,181	175,461	14,694	262,336
Selling, general and administrative expenses	53,015	50,244	16,847	120,106
Loss on disposal of assets, net	2	1,420	5	1,427
Other (income) expense, net	(13,840)	(1,219)	157	(14,902)
Segment profit	$200,337	$91,095	$9,183	$300,615
Interest expense, net				45,920
Goodwill impairment				64,037
Impairment of intangible assets				40,354
Other reconciling items (1)				96,765
Income before income taxes				$53,539
(1)This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.

	For the Nine Months Ended September 30, 2025
($ in thousands)	Commercial Services	Government Solutions	Parking Solutions	Total
Service revenue	$327,735	$300,246	$50,617	$678,598
Product sales	—	31,236	11,383	42,619
Total revenue	327,735	331,482	62,000	721,217
Cost of service revenue, excluding depreciation and amortization	1,862	5,236	11,560	18,658
Cost of product sales	—	21,047	8,757	29,804
Operating expenses	71,996	155,344	11,699	239,039
Selling, general and administrative expenses	56,441	58,058	20,132	134,631
Loss on disposal of assets, net	7	1,365	—	1,372
Other income, net	(15,994)	(379)	(20)	(16,393)
Segment profit	$213,423	$90,811	$9,872	$314,106
Interest expense, net				49,629
Loss on extinguishment of debt				69
Other reconciling items (1)				102,308
Income before income taxes				$162,100
(1)This consists of depreciation and amortization expense, stock-based compensation, and other costs to reconcile to total income before income taxes.
The Company provides information on credit loss expense by reportable segment, refer to Note 2, Significant Accounting Policies, for additional details.
The Company primarily operates within the United States, Australia, United Kingdom, Canada, and in various other countries in Europe and Asia. The following table details the revenues from international operations for the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Australia	$14,297	$16,644	$41,787	$49,221
United Kingdom	7,055	8,588	18,585	22,485
Canada	4,022	7,962	14,685	23,232
All other	2,940	2,507	6,403	5,370
Total international revenues	$28,314	$35,701	$81,460	$100,308
15.        Subsequent Events
During the third quarter of 2026, one of the Company’s significant Commercial Services customers significantly reduced its fleet volume; in response, on October 2, 2026, the Company exercised its option to terminate the contract with such customer, effective January 30, 2027.
On October 8, 2026, Craig Conti notified the Company of his resignation as Chief Financial Officer (“CFO”), effective November 4, 2026. Mr. Conti’s resignation was not related to the Company’s financial or operating results or to any disagreements with the Company regarding its financial, operational, accounting or reporting policies or practices. The Board has retained an executive search firm to conduct a search for a permanent CFO. On October 29, 2026, the Board appointed Matthew Kvarda as Interim CFO, effective November 5, 2026.

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
Our Segments
We have three operating and reportable segments: Commercial Services, Government Solutions, and Parking Solutions:
•Our Commercial Services segment offers toll and violation management solutions and title and registration services for commercial fleet customers, including RACs and FMCs in North America. In Europe, we provide tolling and violations processing services.
•Our Government Solutions segment offers photo enforcement automated safety solutions and services to states, municipalities, counties, school districts, and law enforcement agencies of all sizes, primarily in the United States, Canada, and Australia. We provide complete, end-to-end speed, red-light, school bus stop arm, and city bus lane enforcement solutions. Our international operations primarily involve the sale of traffic enforcement products and recurring maintenance services related to the equipment and software.
•Our Parking Solutions segment provides an integrated suite of parking software, transaction processing, and hardware solutions to universities, municipalities, commercial parking operators, and health care facilities in the United States and Canada.
In connection with the executive leadership and organizational realignment described under “Recent Events”, we are evaluating the effect of changes to our organizational structure and internal management reporting on the identification of our operating and reportable segments. We continue to report three operating and reportable segments for the periods presented. Depending on how the organizational and internal management reporting changes affect the financial information regularly reviewed by our chief operating decision maker in assessing performance and allocating resources, the evaluation could result in a change to our segment reporting in a future period, including reporting as a single operating and reportable segment. Any such change would be reflected beginning in the period in which the change becomes effective, with prior-period segment information recast as required.
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
Executive Summary
We operate under long-term contracts and a reoccurring service revenue model. We continue to execute our strategy to grow revenue organically year-over-year and focus on initiatives that support our long-term strategy. During the periods presented, we:
•Increased total revenue by $24.8 million, or 3.4%, from $721.2 million in the nine months ended September 30, 2025 to $746.0 million in the same period in 2026. The increase was mainly due to expansion in speed, bus lane, red light, school bus and other services and installation revenue from the NYCDOT program in the Government Solutions segment.
•Generated cash flows from operating activities of $211.8 million and $215.8 million for the nine months ended September 30, 2026 and 2025, respectively. Our cash on hand was $137.0 million as of September 30, 2026.
Recent Events
Change in Executive Leadership and Organizational Realignment
On June 1, 2026, we announced that David Roberts had departed as our President and Chief Executive Officer and as a member of the Board. The Board appointed Jon Keyser, previously our Chief Transformation Officer and Executive Vice President and Chief Legal Officer, as Interim President and Chief Executive Officer. On September 30, 2026, we announced that Jon Newhard was appointed by the Board as President and Chief Executive Officer effective November 1, 2026. On October 2, 2026, we entered into a Separation, Transition and Release Agreement (the "Separation Agreement") with Mr. Keyser. Under the Separation Agreement, Mr. Keyser’s last day of work as our Interim President and Chief Executive Officer will be October 31, 2026, he will resign from all officer and director positions with us and our subsidiaries and affiliates effective November 1, 2026, and he will continue as a full-time employee in the role of Special Advisor through December 31, 2026 to support the Company and the Chief Executive Officer leadership transition.
On October 15, 2026, we announced that Craig Conti will resign as our Executive Vice President and Chief Financial Officer, effective November 4, 2026, to pursue another opportunity in a different industry. Mr. Conti’s decision was not related to our financial or operating results or to any disagreement with us regarding our financial, operational, accounting or reporting policies or practices. The Board has retained an executive search firm to conduct a comprehensive search for a permanent Chief Financial Officer. On October 29, 2026, the Board appointed Matthew Kvarda, a Managing Director with Alvarez & Marsal North America, LLC (“A&M”), as Interim Chief Financial Officer and principal financial officer, effective November 5, 2026, to serve in such role until a permanent Chief Financial Officer is appointed. Mr. Kvarda’s services will be provided pursuant to an engagement letter between the Company and A&M.
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
Commercial Services Customer Contracts

In May 2026, one of our three significant Commercial Services customers issued a termination notice with respect to its contract with us. The customer subsequently withdrew its termination notice in July 2026 and entered into a seven-year contract extension on terms that were materially less favorable to us as compared to the prior agreement, including an option for the customer to modulate its fleet volume. During the third quarter of 2026, the customer significantly reduced its fleet volume under the contract and on October 2, 2026, we exercised our option to terminate the contract, effective January 30, 2027. We may be unable to replace the revenue that was expected under this contract on a timely basis or at all. A second significant Commercial Services customer entered into a five-year contract extension, also on terms materially less favorable to us than those of the prior agreement and with fleet volume modulation rights that are subject to terms and conditions set forth in the agreement.

In addition, the contract with the third significant Commercial Services customer is approaching renewal, and we are following the customer's procurement process. We may not be successful in retaining the contract or may retain it only on terms less favorable to us than the current agreement. If we are not successful in retaining the third customer contract or if any renewal is on less favorable terms than the current agreement and/or if either of the remaining contracts is terminated, this would have a material adverse effect on our business, financial condition, and results of operations. See Part II, Item 1A, “Risk Factors” for additional information.

Goodwill and Intangible Impairment
We recorded a $64.0 million impairment to goodwill in our Parking Solutions segment during the nine months ended September 30, 2026, which is presented in a separate line item on the condensed consolidated statements of operations. This was in connection with our 2026 assessment of goodwill impairment where the Parking Solutions reporting unit's carrying value exceeded the estimated fair value. As part of this assessment, we determined that the carrying value of certain intangibles within the Parking Solutions segment were not recoverable and recorded a $40.4 million impairment to intangibles in our Parking Solutions segment during the nine months ended September 30, 2026, which is presented in a separate line item on the condensed consolidated statements of operations. Refer to Note 4, Goodwill and Intangible Assets, in Part I, Item 1, Financial Statements, for additional information.
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
We monitor the U.S. Transportation and Security Administration (the “TSA”) passenger volume (“TSA Passenger Volume”) as one of several measures for Commercial Services revenue growth. TSA Passenger Volume measures the number of passengers screened by the TSA at United States airports, which correlates to the number of vehicles rented by travelers and toll road usage. TSA Passenger Volume in the third quarter of 2026 was approximately 3% less than TSA Passenger Volume for the same period in 2025.
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
Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue	$239,905	$243,219	92.7%	92.9%	$(3,314)	(1.4)%
Product sales	18,970	18,719	7.3%	7.1%	251	1.3%
Total revenue	258,875	261,938	100.0%	100.0%	(3,063)	(1.2)%
Cost of service revenue, excluding depreciation and amortization	14,888	9,246	5.8%	3.5%	5,642	61.0%
Cost of product sales	17,638	12,826	6.8%	4.9%	4,812	37.5%
Operating expenses	90,404	88,036	34.9%	33.6%	2,368	2.7%
Selling, general and administrative expenses	43,438	47,757	16.8%	18.2%	(4,319)	(9.0)%
Depreciation, amortization and (gain) loss on disposal of assets, net	26,947	29,264	10.4%	11.2%	(2,317)	(7.9)%
Total costs and expenses	193,315	187,129	74.7%	71.4%	6,186	3.3%
Income from operations	65,560	74,809	25.3%	28.6%	(9,249)	(12.4)%
Interest expense, net	15,027	16,421	5.8%	6.3%	(1,394)	(8.5)%
Loss on extinguishment of debt	—	21	0.0%	0.0%	(21)	(100.0)%
Other income, net	(4,744)	(6,298)	(1.8)%	(2.4)%	1,554	(24.7)%
Total other expenses	10,283	10,144	4.0%	3.9%	139	1.4%
Income before income taxes	55,277	64,665	21.3%	24.7%	(9,388)	(14.5)%
Income tax provision	14,889	17,826	5.7%	6.8%	(2,937)	(16.5)%
Net income	$40,388	$46,839	15.6%	17.9%	$(6,451)	(13.8)%
Service Revenue. Service revenue decreased by $3.3 million, or 1.4%, to $239.9 million for the three months ended September 30, 2026 from $243.2 million for the three months ended September 30, 2025, representing 92.7% and 92.9% of total revenue, respectively. The following table depicts service revenue by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue
Commercial Services	$100,333	$117,296	38.8%	44.8%	$(16,963)	(14.5)%
Government Solutions	122,463	108,293	47.3%	41.3%	14,170	13.1%
Parking Solutions	17,109	17,630	6.6%	6.8%	(521)	(3.0)%
Total service revenue	$239,905	$243,219	92.7%	92.9%	$(3,314)	(1.4)%
Commercial Services service revenue decreased by $17.0 million, or 14.5%, from $117.3 million for the three months ended September 30, 2025 to $100.3 million for the three months ended September 30, 2026. The decrease was primarily due to a $16.1 million reduction in RAC tolling revenue, due to the effect of contract extensions entered into with two of our significant customers on materially less favorable terms, fleet volume fluctuations with one significant customer, and reduced travel demand compared to the same period in 2025.
Government Solutions service revenue increased by $14.2 million, or 13.1%, from $108.3 million for the three months ended September 30, 2025, to $122.5 million for the three months ended September 30, 2026. The increase was primarily driven by an increase of $8.6 million attributable to expansion in speed, red light, bus lane, school bus and other services outside of NYCDOT. The remaining $5.6 million in growth is attributable to NYCDOT installation revenue on new camera installations, net of pricing changes under the new contract.
Parking Solutions service revenue decreased to $17.1 million for the three months ended September 30, 2026, from $17.6 million for the three months ended September 30, 2025. The decreased revenue was primarily driven by a reduction in professional services and subscription services related to parking management solutions, partially offset by increases in SaaS product offerings.

Product Sales. Product sales were $19.0 million and $18.7 million for the three months ended September 30, 2026 and 2025, respectively. The increase was due to a $0.2 million and $0.1 million increase in product sales in the Parking Solutions and Government Solutions segments, respectively. Customer buying patterns vary greatly from period to period related to product sales.
Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $9.2 million for the three months ended September 30, 2025 to $14.9 million for the same period in 2026, mainly due to increased recurring service costs and NYCDOT installation service costs.
Cost of Product Sales. Cost of product sales increased by $4.8 million from $12.8 million in the three months ended September 30, 2025 to $17.6 million in the three months ended September 30, 2026, which was due to increased product sales primarily driven by the NYCDOT expansion.
Operating Expenses. Operating expenses increased by $2.4 million, or 2.7%, from $88.0 million for the three months ended September 30, 2025 to $90.4 million for the three months ended September 30, 2026. The increase in 2026 compared to the prior year period was primarily due to increases of $7.6 million in subcontractor, information technology, recurring services and rent costs, partially offset by $5.1 million in lower wage expense. Operating expenses as a percentage of total revenue increased from 33.6% to 34.9% for the three months ended September 30, 2025 and 2026, respectively. The following table presents operating expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Operating expenses
Commercial Services	$25,304	$26,417	9.8%	10.1%	$(1,113)	(4.2)%
Government Solutions	58,847	55,968	22.7%	21.4%	2,879	5.1%
Parking Solutions	4,731	4,199	1.8%	1.6%	532	12.7%
Operating expenses by segment	88,882	86,584	34.3%	33.1%	2,298	2.7%
Other expenses	1,522	1,452	0.6%	0.5%	70	4.8%
Total operating expenses	$90,404	$88,036	34.9%	33.6%	$2,368	2.7%
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $43.4 million for the three months ended September 30, 2026 compared to $47.8 million for the same period in 2025. This was primarily due to a $7.9 million decrease in wages and benefits expense and a $4.3 million decrease in stock-based compensation, partially offset by a $7.9 million increase in expenses related to organization restructuring and executive transition costs and a $2.1 million increase in credit loss expense compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 18.2% to 16.8% for the three months ended September 30, 2025 and 2026, respectively. The following table presents selling, general and administrative expenses by segment:

	Three Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Selling, general and administrative expenses
Commercial Services	$17,643	$18,036	6.8%	6.9%	$(393)	(2.2)%
Government Solutions	14,593	21,095	5.6%	8.1%	(6,502)	(30.8)%
Parking Solutions	5,327	6,374	2.1%	2.4%	(1,047)	(16.4)%
Selling, general and administrative expenses by segment	37,563	45,505	14.5%	17.4%	(7,942)	(17.5)%
Other expenses	5,875	2,252	2.3%	0.8%	3,623	160.9%
Total selling, general and administrative expenses	$43,438	$47,757	16.8%	18.2%	$(4,319)	(9.0)%

Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $2.4 million to $26.9 million for the three months ended September 30, 2026 from $29.3 million for the same period in 2025.
Interest Expense, Net. Interest expense, net decreased by approximately $1.4 million from $16.4 million for the three months ended September 30, 2025 to $15.0 million for the same period in 2026. This was primarily attributable to a 25 basis-point reduction in the interest rate as a result of refinancing our 2021 Term Loan in October 2025 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.
Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the three months ended September 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan.
Other Income, Net. Other income, net was $4.7 million for the three months ended September 30, 2026 compared to $6.3 million for the three months ended September 30, 2025. This was primarily attributable to a decrease in volume rebates earned from total spend on credit card transactions due to decreased tolling and travel activity.
Income Tax Provision. Income tax provision was $14.9 million representing an effective tax rate of 26.9% for the three months ended September 30, 2026 compared to a tax provision of $17.8 million, with an effective tax rate of 27.6% for the same period in 2025.
Net Income. We had net income of $40.4 million for the three months ended September 30, 2026, as compared to a net income of $46.8 million for the three months ended September 30, 2025. The $6.4 million decrease was primarily due to the increase in cost of service revenue, excluding depreciation and amortization expense and decrease in service revenue and the other statement of operations activity discussed above.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
The following table sets forth our statements of operations data and expresses each item as a percentage of total revenue for the periods presented as well as the changes between periods. The tables and information provided in this section were derived from exact numbers and may have immaterial rounding differences.

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue	$700,007	$678,598	93.8%	94.1%	$21,409	3.2%
Product sales	46,027	42,619	6.2%	5.9%	3,408	8.0%
Total revenue	746,034	721,217	100.0%	100.0%	24,817	3.4%
Cost of service revenue, excluding depreciation and amortization	36,489	18,658	4.9%	2.6%	17,831	95.6%
Cost of product sales	39,963	29,804	5.4%	4.1%	10,159	34.1%
Operating expenses	266,924	243,092	35.8%	33.7%	23,832	9.8%
Selling, general and administrative expenses	128,281	147,724	17.2%	20.5%	(19,443)	(13.2)%
Depreciation, amortization and (gain) loss on disposal of assets, net	85,405	86,551	11.4%	12.0%	(1,146)	(1.3)%
Goodwill impairment	64,037	—	8.6%	0.0%	64,037	100.0%
Impairment of intangible assets	40,354	—	5.4%	0.0%	40,354	100.0%
Total costs and expenses	661,453	525,829	88.7%	72.9%	135,624	25.8%
Income from operations	84,581	195,388	11.3%	27.1%	(110,807)	(56.7)%
Interest expense, net	45,920	49,629	6.2%	6.9%	(3,709)	(7.5)%
Loss on extinguishment of debt	—	69	0.0%	0.0%	(69)	(100.0)%
Other income, net	(14,878)	(16,410)	(2.0)%	(2.3)%	1,532	(9.3)%
Total other expenses	31,042	33,288	4.2%	4.6%	(2,246)	(6.7)%
Income before income taxes	53,539	162,100	7.1%	22.5%	(108,561)	(67.0)%
Income tax provision	34,585	44,347	4.6%	6.2%	(9,762)	(22.0)%
Net income	$18,954	$117,753	2.5%	16.3%	$(98,799)	(83.9)%

Service Revenue. Service revenue increased by $21.4 million, or 3.2%, to $700.0 million for the nine months ended September 30, 2026 from $678.6 million for the nine months ended September 30, 2025, representing 93.8% and 94.1% of total revenue, respectively. The following table depicts service revenue by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Service revenue
Commercial Services	$313,201	$327,735	42.0%	45.4%	$(14,534)	(4.4)%
Government Solutions	335,586	300,246	45.0%	41.6%	35,340	11.8%
Parking Solutions	51,220	50,617	6.8%	7.1%	603	1.2%
Total service revenue	$700,007	$678,598	93.8%	94.1%	$21,409	3.2%
Commercial Services service revenue decreased by $14.5 million, or 4.4%, from $327.7 million for the nine months ended September 30, 2025 to $313.2 million for the nine months ended September 30, 2026. The decrease was primarily driven by a $11.5 million reduction in RAC tolling revenue due to the effect of contract extensions entered into with two of our significant customers on materially less favorable terms, and fleet volume fluctuations with one significant customer, with the remaining decrease primarily driven by lower revenue generated from our FMC customers due to customer churn.
Government Solutions service revenue increased by $35.3 million, or 11.8%, from $300.2 million for the nine months ended September 30, 2025, to $335.6 million for the nine months ended September 30, 2026. The increase was primarily driven by $21.1 million in revenue from speed, bus lane, red light, school bus and other services outside of NYCDOT. The remaining $14.2 million in growth comes from installation revenue on new camera installations for NYCDOT, net of price changes on the new contract.
Parking Solutions service revenue increased to $51.2 million for the nine months ended September 30, 2026, from $50.6 million for the nine months ended September 30, 2025. The increased revenue was primarily driven by SaaS product offerings, partially offset by a decrease in subscription and professional services related to parking management solutions.
Product Sales. Product sales were $46.0 million and $42.6 million for the nine months ended September 30, 2026 and 2025, respectively. Product sales increased by $3.4 million, which was due to a $3.9 million increase in product sales in the Government Solutions segment partially offset by a $0.5 million decrease in product sales in the Parking Solutions segment. Customer buying patterns vary greatly from period to period related to product sales.
Cost of Service Revenue, Excluding Depreciation and Amortization. Cost of service revenue, excluding depreciation and amortization increased from $18.7 million for the nine months ended September 30, 2025 to $36.5 million for the same period in 2026, mainly due to increased recurring service costs and NYCDOT installation service costs.
Cost of Product Sales. Cost of product sales increased by $10.2 million from $29.8 million in the nine months ended September 30, 2025 to $40.0 million in the nine months ended September 30, 2026, which was due to increased product sales compared to the same period in 2025.
Operating Expenses. Operating expenses increased by $23.8 million, or 9.8%, from $243.1 million for the nine months ended September 30, 2025 to $266.9 million for the nine months ended September 30, 2026. The increase in 2026 compared to the prior year period was primarily in the Government Solutions segment for approximately $20.1 million driven by increases in subcontractor, information technology, rent, and recurring services costs and approximately $3.0 million in the Parking Solutions segment driven by wages, information technology and subcontractor costs. Operating expenses as a percentage of total revenue increased from 33.7% to 35.8% for the nine months ended September 30, 2025 and 2026, respectively. The following table presents operating expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Operating expenses
Commercial Services	$72,181	$71,996	9.7%	10.0%	$185	0.3%
Government Solutions	175,461	155,344	23.5%	21.5%	20,117	12.9%
Parking Solutions	14,694	11,699	2.0%	1.6%	2,995	25.6%
Operating expenses by segment	262,336	239,039	35.2%	33.1%	23,297	9.7%
Other expenses	4,588	4,053	0.6%	0.6%	535	13.2%
Total operating expenses	$266,924	$243,092	35.8%	33.7%	$23,832	9.8%
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to $128.3 million for the nine months ended September 30, 2026 compared to $147.7 million for the same period in 2025. This was primarily due to a $11.4 million decrease in stock-based compensation, a $9.1 million decrease in wages and benefits expense, a $6.8 million decrease related to a legal settlement finalized in February 2026 and a $4.5 million decrease in credit loss expense partially offset by a $13.6 million increase in expenses related to organization restructuring and executive transition costs compared to the same period in the prior year. Selling, general and administrative expenses as a percentage of total revenue decreased from 20.5% to 17.2% for the nine months ended September 30, 2025 and 2026, respectively. The following table presents selling, general and administrative expenses by segment:

	Nine Months Ended September 30,
			Percentage of Revenue		Increase (Decrease) 2026 vs 2025
($ in thousands)	2026	2025	2026	2025	$	%
Selling, general and administrative expenses
Commercial Services	$53,015	$56,441	7.1%	7.8%	$(3,426)	(6.1)%
Government Solutions	50,244	58,058	6.7%	8.1%	(7,814)	(13.5)%
Parking Solutions	16,847	20,132	2.3%	2.8%	(3,285)	(16.3)%
Selling, general and administrative expenses by segment	120,106	134,631	16.1%	18.7%	(14,525)	(10.8)%
Other expenses	8,175	13,093	1.1%	1.8%	(4,918)	(37.6)%
Total selling, general and administrative expenses	$128,281	$147,724	17.2%	20.5%	$(19,443)	(13.2)%
Depreciation, Amortization and (Gain) Loss on Disposal of Assets, Net. Depreciation, amortization and (gain) loss on disposal of assets, net, decreased by $1.2 million to $85.4 million for the nine months ended September 30, 2026 from $86.6 million for the same period in 2025. This was primarily due to a decrease in intangible asset amortization as a result of the impairment recorded in June 2026, partially offset by an increase in depreciation expense related to equipment, internally developed software and vehicles in the 2026 period compared to the 2025 period.
Interest Expense, Net. Interest expense, net decreased by approximately $3.7 million from $49.6 million for the nine months ended September 30, 2025 to $45.9 million for the same period in 2026. This was primarily attributable to a 25 basis-point reduction in the interest rate as a result of refinancing our 2021 Term Loan in October 2025 coupled with decreasing SOFR rates. See “Liquidity and Capital Resources” below.
Goodwill Impairment. We recorded an impairment loss of $64.0 million for the nine months ended September 30, 2026, as a result of the May 2026 interim impairment assessment of goodwill in our Parking Solutions segment. See Note 4, Goodwill and Intangible Assets, for additional information.
Impairment of Intangible Assets. We recorded an impairment loss of $40.4 million for the nine months ended September 30, 2026, as a result of the May 2026 assessment of long-lived assets in our Parking Solutions segment. See Note 4, Goodwill and Intangible Assets, for additional information.

Loss on Extinguishment of Debt. We recorded less than $0.1 million of loss on extinguishment of debt during the nine months ended September 30, 2025 related to the write-off of pre-existing deferred financing costs and discounts in connection with the early repayment on the 2021 Term Loan.
Other Income, Net. Other income, net was $14.9 million for the nine months ended September 30, 2026 compared to $16.4 million for the nine months ended September 30, 2025. This was primarily attributable to a decrease in volume rebates earned from total spend on credit card transactions due to decreased tolling and travel activity.
Income Tax Provision. Income tax provision was $34.6 million representing an effective tax rate of 64.6% for the nine months ended September 30, 2026 compared to a tax provision of $44.3 million, with an effective tax rate of 27.4% for the same period in 2025. The increase in effective tax rate variance was primarily driven by the goodwill impairment recorded for the nine months ended September 30, 2026, which is not deductible for tax purposes.
Net Income. We had net income of $19.0 million for the nine months ended September 30, 2026, as compared to a net income of $117.8 million for the nine months ended September 30, 2025, primarily due to impairment on goodwill and intangible assets recorded for the nine months ended September 30, 2026, and an increase in operating expenses, partially offset by a decrease in selling, general and administrative expenses and the other statement of operating activity discussed above.
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
We originally entered into the Revolver in March 2018 and increased the borrowing capacity thereunder to $125.0 million in May 2025 pursuant to an amendment thereto. In fiscal year 2025, we amended and restated the Revolver and entered into the Amended and Restated Revolving Credit Agreement which increased the existing commitment from $125.0 million to $150.0 million and extended the maturity date to October 17, 2030. As of September 30, 2026, we had no outstanding borrowings and $127.3 million available for borrowing, net of letters of credit, under our Amended Revolver. Our cash on hand was $137.0 million as of September 30, 2026.
In fiscal year 2025, we refinanced the existing senior secured term loans under the 2021 Term Loan in an aggregate outstanding principal amount of approximately $688.8 million with a new senior secured term loan of the same principal amount maturing on October 15, 2032 and reduced the interest rate by 0.25%. We made quarterly repayments totaling $5.2 million on our Amended Term Loan during the nine months ended September 30, 2026, and as a result, the total principal outstanding on the Amended Term Loan was $681.9 million as of September 30, 2026.
At September 30, 2026, the tax receivable agreement liability was approximately $38.7 million. We expect to make payments of approximately $5.4 million per year for the next seven years and approximately $1.0 million in the final year.
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
During the nine months ended September 30, 2026, we paid $50.2 million to repurchase 2,215,800 shares of our Class A Common Stock through open market transactions, which were subsequently retired. In addition, we recorded approximately $0.5 million within accrued liabilities on the condensed consolidated balance sheets as of September 30, 2026 for direct costs related to the excise tax payable on net share repurchases. During the nine months ended September 30, 2026, we made approximately $1.4 million of excise tax payments. As of September 30, 2026, $66.3 million remains available under our authorized share repurchase program.
The following table sets forth certain captions indicated on our statements of cash flows for the respective periods:

	Nine Months Ended September 30,
($ in thousands)	2026	2025
Net cash provided by operating activities	$211,775	$215,828
Net cash used in investing activities	(79,658)	(84,653)
Net cash used in financing activities	(60,666)	(13,320)
Cash Flows from Operating Activities
Cash provided by operating activities decreased by $4.0 million from $215.8 million for the nine months ended September 30, 2025 to $211.8 million for the nine months ended September 30, 2026. Net income year-over-year decreased by $98.8 million, from $117.8 million in 2025 to $19.0 million in 2026. The aggregate adjustments to reconcile net income to net cash provided by operating activities increased $74.5 million mainly due to the impairment on goodwill and intangible assets recorded for the current period, partially offset by a decrease in stock-based compensation, share-based proceeds acquired from a legal settlement finalized in February 2026, a decrease in deferred income taxes and credit loss expense. The aggregate changes in operating assets and liabilities increased by $20.3 million in 2026 compared to the prior year primarily due to a decrease in the net use of working capital, of which, the majority is attributable to a decrease in accounts receivable and an increase in other liabilities, partially offset by an increase in unbilled receivables and inventory. The increase in unbilled receivables was primarily due to the approximately $55.6 million of unbilled revenue related to NYCDOT as of September 30, 2026.
Cash Flows from Investing Activities
Cash used in investing activities was $79.7 million and $84.7 million for the nine months ended September 30, 2026 and 2025, respectively. The decrease in cash used was primarily driven by a $4.7 million decrease for purchases of installation and service parts and property and equipment mainly for the Government Solutions segment compared to the same period in the prior year.
Cash Flows from Financing Activities
Cash used in financing activities was $60.7 million and $13.3 million for the nine months ended September 30, 2026 and 2025, respectively. The increased use in cash from financing activities was mainly due to $51.6 million of share repurchases in fiscal year 2026 and no comparable repurchases in the prior year period.
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
The Amended Term Loan bears interest at a per annum rate equal to SOFR plus an applicable margin of 2.00%, or a base rate plus an applicable margin of 1.00%. As of September 30, 2026, the interest rate on the Amended Term Loan was 5.9%. The Amended Term Loan amortizes in equal quarterly installments in aggregate amounts equal to 1.00% of the original principal amount of the Amended Term Loan beginning March 31, 2026, with the balance payable at maturity, is subject to mandatory prepayment provisions upon the occurrence of certain specified events, and is repayable at any time at the borrowers’ election. We evaluated the refinancing transactions on a lender-by-lender basis and accounted accordingly for debt extinguishment and debt modification costs (for the portion of the transactions that did not meet the accounting criteria for debt extinguishment).
During the nine months ended September 30, 2026, we made quarterly repayments totaling $5.2 million on the Amended Term Loan. During the nine months ended September 30, 2025, we made voluntary prepayments totaling $6.8 million on the 2021 Term Loan. As a result, the total principal outstanding was $681.9 million as of September 30, 2026.
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
Outstanding borrowings under the Amended Revolver accrue interest at per annum rate equal to SOFR plus a margin ranging from 1.25% to 1.75% or a base rate plus a margin ranging from 0.25% to 0.75%, in each case, depending on the quarterly average undrawn availability under the Amended Revolver in the prior quarter. The Amended and Restated Revolving Credit Agreement also provides for the option, subject to receiving additional commitments from lenders and the satisfaction of certain conditions, to increase the loan commitments under the Amended Revolver by up to an amount equal to the greater of (x) $75.0 million and (y) the amount by which the borrowing base exceeds the aggregate commitments at such time. There were no outstanding borrowings on the Amended Revolver as of September 30, 2026 or December 31, 2025. The availability to borrow was $127.3 million at September 30, 2026, calculated as our borrowing base which consists of certain eligible accounts receivable and inventory balances, less any outstanding borrowings and letters of credit up to the maximum commitment available.
A commitment fee on the unused portion of the Amended Revolver is payable quarterly at (x) an annual rate of 0.375%, when quarterly average usage was less than 50% of the loan commitments in the prior quarter or (y) an annual rate of 0.250%, when quarterly average usage of the Amended Revolver was greater than or equal to 50% of the loan commitments in the prior quarter. We are also required to pay participation and fronting fees at 1.38% on $4.9 million of outstanding letters of credit as of September 30, 2026.
All borrowings and other extensions of credits under the Amended Term Loan, Senior Notes and the Amended Revolver are subject to the satisfaction of customary conditions and restrictive covenants including absence of defaults and accuracy in material respects of representations and warranties. Substantially all of the Company’s assets are pledged as collateral under the Amended Term Loan and the Amended Revolver. At September 30, 2026, we were compliant with all debt covenants in our debt agreements.
From time to time, we enter into equipment financing arrangements in the normal course of business, including certain equipment leases and purchases accounted for as financing arrangements. Amounts outstanding under these arrangements are included in “Other debt” in Note 6, Debt, Net, in Part I, Item 1, Financial Statements, and were not material to our overall financial position, liquidity, or capital resources as of September 30, 2026.
Interest Expense, Net
We recorded interest expense, including amortization of deferred financing costs and discounts, of $15.0 million and $16.4 million for the three months ended September 30, 2026 and 2025, respectively, and $45.9 million and $49.6 million for the nine months ended September 30, 2026 and 2025, respectively.
Off-Balance Sheet Arrangements
We do not have any material off-balance sheet financing arrangements as of September 30, 2026.
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
Interest rate risk represents our exposure to fluctuations in interest rates associated with the variable rate debt represented by the Amended Term Loan, which has an outstanding balance of $681.9 million at September 30, 2026. As of September 30, 2026, the interest rate on the Amended Term Loan was 5.9%.
Based on the September 30, 2026 balance outstanding, each 1% movement in interest rates will result in an approximately $6.8 million change in annual interest expense.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Our Interim Chief Executive Officer and Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II—OTHER INFORMATION
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
On June 4, 2026, a putative securities class action was filed in the United States District Court for the District of Arizona, captioned Otucu v. Verra Mobility Co., et al., on behalf of a putative class of investors who purchased the Company's common stock between February 24, 2026 and May 26, 2026. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and seeks an unspecified amount of damages on behalf of investors that purchased or otherwise acquired Company common stock between February 24, 2026 and May 26, 2026. The complaint alleges that defendants materially misled the putative class with respect to the Company’s statements regarding contract renewal negotiations with a Commercial Services customer and guidance with respect to full year 2026. The Company intends to defend this matter vigorously. The Company has not recorded any loss or gain contingencies associated with this matter as it is not probable or reasonably estimable at September 30, 2026.
When necessary, we accrue estimated amounts related to legal proceedings within accrued liabilities on the condensed consolidated balance sheets. The information contained in Note 13, Commitments and Contingencies, included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.
Except as otherwise noted above, there have been no material developments in legal proceedings. For previously reported information about legal proceedings, refer to Part I, Item 3, “Legal Proceedings,” of our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1, in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026.
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
Our business experiences varying levels of customer concentration. For example, in our Government Solutions segment, NYCDOT represented approximately 24.1% and 19.5% of our total revenues for the quarters ended September 30, 2026 and 2025, respectively. We entered into a new contract with NYCDOT, effective January 1, 2026, to manage New York City’s automated enforcement camera safety programs for a five-year period. The terms of the new contract are materially different than our prior contract with NYCDOT, including service level agreements, service credits, liquidated damages, cybersecurity, and subcontracting requirements. If we do not successfully perform the contract pursuant to its terms, it could have a material adverse effect on our business, financial condition, and results of operations. We may continue to rely on a small number of customers in our Government Solutions segment to represent a significant portion of our total revenues in any given period. The loss of any of our top Government Solutions customers could have a material adverse effect on our business, financial condition, and results of operations.
We also experience customer concentration in our Commercial Services segment. Three of our Commercial Services customers collectively accounted for 29.5% and 38.0% of our total revenues for the quarters ended September 30, 2026 and

2025, respectively. In May 2026, one of our three significant Commercial Services customers issued a termination notice with respect to its contract with us. The customer subsequently withdrew its termination notice in July 2026 and entered into a seven-year contract extension on terms that were materially less favorable to us as compared to the prior agreement, including an option for the customer to modulate its fleet volume. During the third quarter of 2026, the customer significantly reduced its fleet volume under the contract and on October 2, 2026, we exercised our option to terminate the contract, effective January 30, 2027. We may be unable to replace the revenue that was expected under this contract on a timely basis or at all. A second significant Commercial Services customer entered into a five-year contract extension, also on terms materially less favorable to us than those of the prior agreement and with fleet volume modulation rights that are subject to terms and conditions set forth in the agreement. In addition, the contract with the third significant Commercial Services customer is approaching renewal, and we are following the customer's procurement process. We may not be successful in retaining the contract or may retain it only on terms less favorable to us than the current agreement.
If we are not successful in retaining the third customer contract or if any renewal is on less favorable terms than the current agreement and/or if either of the remaining contracts is terminated, this would have a material adverse effect on our business, financial condition, and results of operations.
We are in the midst of CEO and CFO transitions, and we depend on the services of key executives. Any inability to successfully transition leadership or to attract and retain key management personnel could have a material adverse effect on our business.
We believe that our future success depends upon the services of our executive management team, who have critical experience and relationships that we rely on to implement our business plan and growth strategy. From time to time, there have been and may be future changes in our executive management team resulting from the hiring or departure of these executives. Following the departure of our former Chief Executive Officer in May 2026, we have operated under the leadership of an Interim President and Chief Executive Officer. On September 30, 2026, our Board appointed Jon Newhard as President and Chief Executive Officer, effective November 1, 2026. In addition, on October 8, 2026, Craig Conti notified us of his resignation as Executive Vice President and Chief Financial Officer, effective November 4, 2026, and the Board has retained Spencer Stuart to conduct a search for a permanent Chief Financial Officer. The Board has appointed Matthew Kvarda, a Managing Director with Alvarez & Marsal North America, LLC (“A&M”), as Interim Chief Financial Officer, effective November 5, 2026. Mr. Kvarda will provide his services pursuant to an engagement letter with A&M, will remain an employee of A&M, and is not expected to serve as our permanent Chief Financial Officer. Either we or A&M may terminate the engagement on short notice, and an interim officer may be less familiar with our business, systems and personnel than a permanent officer. We cannot predict the duration of the search or whether we will be able to identify and successfully onboard a qualified successor on a timely basis. Effective succession planning and leadership transitions are complex undertakings, and we cannot assure you that Mr. Newhard’s integration into the Company, or the transition of our Chief Financial Officer role, including the transition from an interim to a permanent Chief Financial Officer, will be successful or that our new leadership will be able to effectively implement our business plan and growth strategy.
The concurrent transition of our principal executive officer and principal financial officer may also place additional demands on our management team, including with respect to our financial reporting processes and internal control over financial reporting. Any disruption arising from these transitions, including any related changes to our strategy or management team, or any perception by employees, customers, investors, or other stakeholders that our leadership is unstable, could adversely affect our business.
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

We perform a goodwill and long-lived asset impairment test for each reporting unit annually, or more frequently if indicators for potential impairment exist. Indicators that are considered include significant changes in performance relative to expected operating results, significant negative industry or economic trends, or a significant decline in our stock price, and/or market capitalization for a sustained period of time. In addition, we assess the current and future economic outlook for our reporting units during the fiscal year. While we believe the assumptions used in determining whether there was impairment and the amount of any resulting impairment were reasonable and commensurate with the views of a market participant, changes in key assumptions in the future, including increasing the discount rate, lowering forecasts for revenue and operating margin, customer attrition, or lowering the long-term growth rate, could result in additional charges; similarly, one or more changes in these assumptions in future periods due to changes in circumstances could result in future impairments in one or more reporting units. We recognized a $40.4 million impairment of customer relationship, trademark and developed technology intangible assets during the nine months ended September 30, 2026 in connection with our assessment that the estimated undiscounted cash flows of the Parking Solutions asset group were less than its carrying amount. We also recorded a $64.0 million impairment to goodwill in our Parking Solutions segment during the nine months ended September 30, 2026 in connection with our assessment that the Parking Solutions reporting unit’s carrying value exceeded the estimated fair value and we cannot predict if or when additional future goodwill impairments may occur. Any future goodwill impairments could have material adverse effects on our operating income, net assets, or our cost of, or access to, capital, which could harm our business. See Note 4, Goodwill and Intangible Assets, in Part I, Item 1, Financial Statements, for additional information.
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
We did not have any purchases of our Class A Common Stock during the three months ended September 30, 2026.
Sales of Unregistered Securities
We did not have any sales of unregistered equity securities during the three months ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as each term is defined in Item 408 of Regulation S-K).
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Report.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Verra Mobility Corporation.	8-K	001-37979	3.1	October 22, 2018

3.2	Amended and Restated Bylaws of Verra Mobility Corporation.	8-K	001-37979	3.1	November 9, 2023

10.1#	Executive Employment Agreement, dated as of October 1, 2026, by and between VM Consolidated, Inc. and Jon Newhard.	8-K	001-37979	10.1	October 2, 2026

10.2#	Form of Indemnity Agreement.	8-K	001-37979	10.2	October 2, 2026

10.3#	Separation, Transition and Release Agreement, dated as of October 2, 2026, by and between VM Consolidated, Inc. and Jon Keyser.	8-K/A	001-37979	10.1	October 5, 2026

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document (the instance does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).					X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X
#     Indicates management contract or compensatory plan or arrangement

*This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERRA MOBILITY CORPORATION

Date: October 30, 2026	By:	/s/ Craig Conti
Craig Conti Chief Financial Officer (Principal Financial Officer)